Form 10-Q
period 2018-06-30
FDCTECH, INC.
filed 2018-09-20
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-221726

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

DELAWARE	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway

New York, NY 10036

(Address of principal executive offices)

(877) 445-6047

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at September 19, 2018, was 68,533,332.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$321,035	$464,303
Accounts receivable, net of allowance for doubtful accounts of $24,600 and $19,000, respectively	76,826	90,626
Other current assets	2,375	2,375
Total Current assets	400,236	557,304
Capitalized software, net	414,754	306,622
Total assets	$814,990	$863,926
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,256	$-
Line of credit	15,462	17,247
Convertible notes payable - current	1,000,000	750,000
Accrued interest - current	106,908	52,617
Deferred revenue	1,640	-
Total Current liabilities	1,129,266	819,864
Convertible notes payable - noncurrent	-	250,000
Accrued interest - noncurrent	-	24,292
Total liabilities	1,129,266	1,094,156
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2018 and December 31, 2017	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,533,332 and 68,533,332 shares issued and outstanding, as of June 30, 2018 and December 31, 2017	6,853	6,853
Additional paid-in capital	401,234	401,234
Accumulated deficit	(722,763)	(638,717)
Total stockholders’ deficit	(314,276)	(230,230)
Total liabilities and stockholders’ deficit	$814,990	$863,926

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$182,498	$99,117	$286,004	$194,572
Cost of sales	2,160	2,160	4,320	4,320
Gross Profit	180,338	96,957	281,684	190,252
Operating expenses:
General and administrative	123,770	128,105	289,399	318,251
Sales and marketing	18,451	35,645	44,157	79,286
Total operating expenses	142,221	163,750	333,556	397,537
Operating Income (loss)	38,117	(66,793)	(51,872)	(207,285)
Other income (expense):
Interest expense	(15,000)	(112,082)	(30,335)	(123,566)
Other income (expense):	(1,867)	41	(1,840)	67
Total other expense	(16,867)	(112,041)	(32,175)	(123,499)
Income (loss) before provision for income taxes	21,250	(178,834)	(84,047)	(330,784)
Provision for income taxes	-	-	-	-
Net income (loss)	$21,250	$(178,834)	$(84,047)	$(330,784)
Net loss per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic & diluted	68,533,332	67,848,370	68,533,332	66,223,074

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Parent Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2016
Balance, December 31, 2016	4,000,000	$400	63,910,000	$6,391	$200	$(244,161)	$(237,170)

December 31, 2017
Common shares issued for cash at $0.05 - $0.15 per share	-	$-	2,053,332	$205	$167,795	$-	$168,000
Common shares issued for services valued at $0.05 - $0.15 per share	-	-	2,570,000	257	135,243	-	135,500
Debt Discount (BCF) for FRH Group Note IV (1)	-	-	-	-	97,996	-	97,996
Net Loss	-	-	-	-	-	(394,556)	(394,556)
Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)

June 30, 2018
Net Loss	-	-	-	-	-	(84,047)	(84,047)
Balance, June 30, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(722,763)	$(314,276)

(1) FRH Group Note IV Dated April 24, 2017 with Face Value $250,000, Maturity Date April 24, 2019, and Coupon 6%

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(84,047)	$(330,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	4,320	4,320
Common stock issued for services	-	75,000
Change in assets and liabilities:
Accounts receivable (including doubtful accounts)	13,800	(47,977)
Accounts payable	5,257	-
Other current assets	-	1,000
Accrued expenses	-	(16,250)
Accrued interest	30,000	25,000
Deferred revenue	1,640	-
Net cash used in operating activities	$(29,030)	$(289,691)
Investing Activities:
Capitalized software	(112,452)	(88,972)
Net cash used in investing activities	$(112,452)	$(88,972)
Financing Activities:
Line of credit	(1,786)	(113)
Promissory note	-	250,000
Net proceeds from common stock and paid-in-capital	-	183,496
Net cash provided by (used in) financing activities	$(1,786)	$433,383
Net decrease in cash	(143,268)	54,720
Cash at beginning of the period	464,303	466,348
Cash at end of the period	$321,035	$521,068
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$50,000

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under the laws of the State of Delaware. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expand its products and services in the FX, and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solution to OTC Online Brokerages and cryptocurrency businesses (“customers”).

Company’s products are designed to provide a complete solution for all operating aspects of customer’s business including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting which include management consulting, and the development of customers’ B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also act as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to run their overall business better, increase trading revenues, cut operating costs, and enable them to anticipate market challenges using our proprietary based processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenues.

●	Consulting Services, which includes turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.

●	Technology Solutions, where the Company license its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but not limited to Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency related solutions.

●	Customized Software Development, where the Company takes on design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the Software Development Agreement (“Agreement”).

The Company’s customers are companies in the cryptocurrency and blockchain space, where it is acting as an adviser/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto related solutions, which include revenues from development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop technology architecture of crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers, where the Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

There are several steps required to set-up a functional crypto exchange platform. Our customers are expected to seek necessary licensing approval and meet registration requirements in their respective jurisdictions. Customers are also responsible for establishing a relationship with the payment processing partner such as a bank. Subsequently, the Company intends to provide and maintain a payment gateway API, which will give users the power of adding and withdrawing funds. Liquidity is an essential aspect of the success of a cryptocurrency exchange marketplace. The trades at an exchange drive its liquidity, and robust crypto exchange platform requires seamless trading activity. To manage this liquidity at the customer’s crypto exchange business, the Company will integrate its customer crypto exchange’s liquidity position to other existing exchanges. The Company will provide a modern and robust API interface that connects liquidity and trade volume data between various crypto exchanges.

Note 1 – Business Description and Nature of Operations (continued)

The Company is responsible for arranging, developing, and maintaining the technology architecture of the crypto exchange platform. This architecture includes but not limited to the trading engine, front-end user interface, functional website, cryptocurrency wallet, and administration console. The trading engine serves as the core of exchange and is essential to smart order transaction execution, calculate balances, access, and aggregation of the order book and match all the buy/sell transactions on an exchange. The front-end user interface is a user-friendly and intuitive interface with a minimalistic approach to offer an exceptional trading experience. The front-end user includes but not limited to user registration, funds deposit/withdrawal, view order book, transactions, balance, statistics, charts, buy/sell orders, and support features. The Company can customize the features of a console according to the specific business requirement of our customers, such as the option to edit trading fee, managing cryptocurrency listing, adding new currencies, crediting/debiting funds to wallets and addressing support issues. The Company’s involvement is limited to creating an interface between the crypto exchange platform and the digital asset owner and is not responsible for holding and maintaining the digital assets in the wallet.

The Company is only involved as a technology provider and software developer in the crypto space and does not mine, trade (acquire or sell cryptocurrencies), speculate or act as a trading counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer.

Third Party Industry Accreditation

In July 2016, Financial Commission, a leading financial services industry external dispute resolution (EDR) organization, with a diverse membership of online brokerages and independent services providers (ISPs) provided the technology certification for the Company. Financial Commission conducted its rigorous review of Company’s platforms, including its Condor Risk Management Back Office for MT4, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record keeping, among other fields deemed necessary for the technical certification of the Company.

Business Strategy

Our experienced management and in-house software development team have carefully designed various B2B business solutions to meet the needs of OTC Online Brokers. Our solution targets OTC Online brokers of all sizes and stages - whether our potential customer is a start-up company or an established OTC Online broker, it is easier, less risky, and more cost-efficient for customers to enter Prime of Prime or OTC Online broker space using our turnkey solution. Our advisory services and proprietary technologies enable customers to adapt to regulatory changes and market shifts quickly while enhancing the end-user/trader experience.

We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Continue to enhance and promote our core proprietary technologies and business solutions including but not limited to Condor Risk Management Back Office, SYOPB, SYOB and introduce other innovative trading tools for B2B and futures markets;
●	Future growth will depend on the timely development and successful distribution of Condor FX Pro Trading Platform and Condor Pricing Engine;
●	Increase our software development capabilities to develop disruptive and next-generation technologies to grow software license revenues;
●	Strategically expand our operations in Asia and Europe, and grow customer base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and
●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial products to cater to retail or non-professional customers.

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, our primary focus is on different customer acquisition channels to expand our customer base. The Company is actively being integrating both digital (online marketing, website, blogs, and social media) and traditional channels (conferences, trade shows, phones, direct meeting) effectively as we are aware that one-size-fits-most customers do no longer work.

Note 1 – Business Description and Nature of Operations (continued)

We implement an effective marketing funnel where we map out our customer’s journey from when a customer is a lead and then put specific strategies in place that will encourage them to move through this funnel. We create awareness of our solutions through direct marketing strategy, where we use a combination of approaches. The omnichannel strategy includes but not limited to online banner advertising, SEO marketing, email outreach, event promotion, including educational seminars, conferences, and public and media relations, all of which are designed at driving prospective customers to fdctech.com or encourage them to contact one of our specialists. We also encourage customers to participate in the demo or webinar or consultation call where our expert shows them why they need our solutions and exactly how it will benefit them.

We also utilize many indirect channels where a network of industry professionals, introducing and referring brokers (collectively “RB/IB”) as third parties promote our services in exchange for performance-based compensation. In most cases, RB/IB carry out the lead generation function while our staff provides the customer and technical service.

Most of the marketing and branding initiatives are taken in-house by our team where we effectively leverage social media, content marketing, and integrated models to keep the continuity of our message and maintain critical customer relationships on a one on one basis.

Subsidiaries of the Company

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the six months ended June 30, 2018, and 2017, FRH Prime has generated volume rebates of $9,787 and $546 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

Board of Directors

The Company currently has three directors.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements in a manner consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented the consolidated financial statements of the Company in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known its functional currency).

In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On June 30, 2018, and December 31, 2017, the Company had $321,035 and $464,303 cash and cash equivalent held at the financial institution.

Accounts Receivable

Accounts Receivable primarily represents the amount due from eight (8) customers. In some cases, Receivables from the customer are due immediately on demand, however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full from 30 days after the date of the invoice. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

Note 2 – Summary of Significant Accounting Policies (continued)

At June 30, 2018, and December 31, 2017, the Company has determined that allowance for doubtful accounts was $24,600 and $19,000 respectively. Bad debt expense for the six months ended June 30, 2018, and 2017 was $42,275 and $0 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $44,157 and $79,286 in sales, marketing and advertising costs (“sales & marketing”) for the six months ended June 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 15.44% and 40.75% of the sales for the six months ended June 30, 2018, and 2017 respectively.

Office Lease

At present, the Company leases office space at 1460 Broadway, New York, NY 10036. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) consulting services have been rendered and software delivered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. In instances where the customer specifies final acceptance of the product, system, or solution, revenue is deferred until all acceptance criteria have been met. Software subscription revenue is deferred and recognized ratably over the subscription term upon delivery of the first product and commencement of the term. Technical support and consulting services revenue are deferred and recognized ratably over the period during which the services are to be performed, which is typically one (1) year. Transactional advanced services revenue is recognized upon delivery or completion of performance milestones.

The Company considers a signed agreement, a binding contract with the customer or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement.

Revenue from Consulting Services

The Company enters into legally enforceable rights and obligations consulting service contract with its customers which include turnkey business solutions – Start-Your-Own-Brokerage (“SYOB”) and Start-Your-Own-Prime Brokerage (“SYOPB”). The Company delivers goods and services at each stage where Customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer. The contract contains performance obligations as listed below which are separately identifiable from other promises in the contract.

●	Develops and Implements Corporate Strategy,
●	Arranges Liquidity and Counterparty Risk Management,
●	Designs and Build B2B Website,
●	Trains and Develops B2B Sales and Marketing Division,
●	Provides Marketing and Branding Material,
●	Integrates Condor Back Office to MT4, FIX Platform with Complete Technical Support, and
●	Other services to operate a successful Primer Brokerage business.

The Company recognizes the consulting revenues when the Customer obtains control of the above deliverables. Further, the Company has an enforceable right to payment for performance completed monthly. According to U.S. GAAP, the Company considers its consulting service contracts as mainly simple fixed-price contracts for an initial term of one (1) year. As compensation for the consulting services rendered by the Company, the customer agrees to pay in cash (all quoted in U.S. Dollars) a non-refundable non-recurring set-up fee and a monthly recurring maintenance fee.

In some cases, the Company may earn variable revenue based on profit sharing from Customer. In such situations, the Company uses the most likely amount method – the single most likely contract outcome, where it is entitled to earn a minimum maintenance fee.

The Company estimates that it receives fair market value for its services based on the estimation that the price that the customer would pay for similar goods or services in the forex market. According to the terms and conditions of the contract, the Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month which is equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue from Technology Solutions

The Company enters into a legally enforceable rights and obligations technology solutions contract with its customers which include licensing and volume (usage/metered) fees for its technology solutions:

●	Condor Risk Management Back Office for MT4 Platform (licensing and volume-based fees)
●	Condor FX Pro Trading Terminal
●	Condor Pricing Engine
●	Sale of Source Code

After receiving the signed copy of the contract, the Company transfers all the ownership, and access to the technology mentioned above solutions to the customer along with login credentials.

According to U.S. GAAP, the Company considers its technology solution contracts as mainly simple fixed-price contracts, independent of many users, and for an initial term of one (1) year. As compensation for these technology solutions delivered by the Company, the customer agrees to pay in cash (all quoted in U.S. Dollars) a non-refundable recurring monthly usage fee. The Company does not provide any concessions and extensions to make the revenues uncollectible.

The Company estimates that it receives fair market value for its services based on the estimation that the price that the customer would pay for similar goods or services in the forex market. According to the terms and conditions of the contract related to Technology Solutions is considered as software-as-a-service (“SaaS”), excluding the sale of Source Code, where the Company recognized revenue under a multiple-element arrangement. The Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month which is equal to the invoice amount. In such situations, Company’s revenues consist of SaaS offerings, time-based software subscriptions, and perpetual software license sale arrangements that also, typically, include hardware, maintenance/technical support and professional services elements associated with the agreement. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

The Company recognizes software and software-related elements as per Accounting Standards Codification (“ASC”) 985-605 Software Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled and is the effective date for fiscal years beginning after December 15, 2017. The Company recognizes the Non-software revenue elements of Technology Solutions as per ASC 605-25.

Revenue Recognition Multiple-Element Arrangements. Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases. In June 2017, the Company entered initial due diligence and advanced negotiation with technology division of a qualified bank for the sale of its source code (“code”) of FX trading platform (“Platform”) on a non-exclusive basis.

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation and the second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On June 30, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement, whereby purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as full and final settlement of all past delivered services. The Company received the funds in September 2018.

As per the Agreement, the sale of the source code is a multiple-element arrangement that includes software, installation, maintenance/support, development, and professional services. In such SaaS arrangement, the Company allocates the value of the SaaS arrangement to each separate unit of accounting based on vendor-specific objective evidence (“VSOE”) of selling price, when it exists, third-party evidence of selling price for like services or best estimated selling price. Revenue allocated to the SaaS/software subscription element is recognized ratably over the non-cancellable term of the SaaS/subscription service. Revenue allocated to software licensing and non-software elements, and other units of accounting included in the arrangement are recognized as below:

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue from Sale of Software Under Multiple-Element Arrangement

●	the sale of source code recognized on the date the Company deliver the software to the customer if VSOE of fair value exists for all undelivered elements of the software arrangement,
●	If VSOE of fair value does not exist for an undelivered element, we defer the entire software arrangement and recognize it ratably, over the remaining non-cancellable maintenance term, after we have delivered all other undelivered elements,
●	VSOE of fair value for our maintenance, training and installation services on the prices charged for these services when sold separately.

Revenue from Sale of Professional Services, Technical Support, and Maintenance Under Multiple-Element Arrangement

●	these elements are not essential to the functionality of the software and as such are treated as non-software elements for revenue recognition purposes;
●	professional services offerings which typically include data migration, set up, training, additional development, and implementation services are also not essential to the functionality of our products, as third parties or customers themselves can perform these services. Set up and implementation services typically occur at the start of the software arrangement while specific other professional services, depending on the nature of the services and customer requirements, may occur several months later. The Company can reasonably estimate professional services performed for a fixed fee and recognize them on a proportional performance basis. The Company recognizes revenue for professional services engagements billed on a time and materials basis as we deliver the services. The Company recognizes revenues on all other professional services engagements upon the earlier of the completion of the services deliverable or the expiration of the customer’s right to receive the service.
●	technical support and maintenance revenues are recognized ratably over the non-cancellable term of the support agreement. Initial maintenance/support terms are typically one to three years and are renewable on an annual basis.

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired, or acceptance has occurred. Our arrangements with resellers do not allow for any rights of return.

Deferred revenue includes amounts received from customers more than the revenue the Company recognizes and includes deferred maintenance, service, and other revenue. The Company recognizes deferred revenues when the Company completes the service and over the terms of the arrangements, primarily ranging from one to three years.

Revenue from Software Development

The Company takes on design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the Software Development Agreement (“Agreement”). The Agreement is legally enforceable rights and obligations contract, mainly simple fixed price contracts, and valid for the duration of the project.

These projects often include customized front-end and back-end development for OTC Online brokers. The Company is paid a monthly software development fee for the term of the Agreement. The Company has included revenues from technical support, and after sale development, it provides as part of the sale of Source Code under the Software Development.

According to the terms and conditions of the contract, the Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month which is equal to the invoice amount.

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balance exceeds FDIC limits as of June 30, 2018, and December 31, 2017.

Revenues

For the six months ended June 30, 2018, and 2017, the Company had thirteen (13) and six (6) active customers respectively. Revenues generated from the top three (3) customers represented approximately 58.10% and 86.73% of total revenue for the six months ended June 30, 2018, and 2017 respectively.

Accounts Receivable

At June 30, 2018, and December 31, 2017, Company’s top four (4) customers comprise roughly 88.82% and 62.68% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Note 2 - Summary of Significant Accounting Policies (continued)

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. Where the Company can reasonably estimate a range of loss with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings and revises its estimates and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred. The Company currently is not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment by the applicable FASB ASC 360, Property, Plant and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On June 30, 2018, and December 31, 2017, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next 12 months significantly.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce the Condor FX Back Office for MT4 Version 2.0 and Condor FX Pro Trading Terminal Version 4.5 meet its design specifications. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $4,320 and $4,320 for the six months ended June 30, 2018, and 2017 respectively and the Company classifies such cost as the Cost of Sales.

The Company capitalizes significant costs incurred during the application development stage for internal-use software. The Company does not believe that capitalization of software development costs is material to date.

Convertible Debentures

Accounting for convertible instruments (ASC 470-20), convertible instruments (primarily convertible debt and convertible preferred stock) should be further analyzed when the embedded conversion feature is not bifurcated pursuant to ASC 815, including ASC 815-40, because there may be further accounting for the conversion option.

The cash conversion guidance in ASC 470-20, Debt with Conversion and Other Options, is considered when evaluating the accounting for convertible debt instruments (this includes certain convertible preferred stock that is classified as a liability) to determine whether the conversion feature should be recognized as a separate component of equity. The cash conversion guidance applies to all convertible debt instruments that upon conversion may be settled entirely or partially in cash or other assets where the conversion option is not bifurcated and separately accounted for pursuant to ASC 815.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). The Company records BCF as a debt discount pursuant to ASC Topic 470-20, Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Note 2 - Summary of Significant Accounting Policies (continued)

As of June 30, 2018, and December 31, 2017, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, and November 17, 2016 (See Note 8) provide for a rate of conversion that is above the market value. As a result, there is no feature characterized as a beneficial conversion feature (“BCF”). As the value of stocks at issuance date of the FRH Group convertible notes was below the floor conversion price, the value of the convertible option of each note is negligible. For FRH Group convertible note dated April 24, 2017, the value of the stock at issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF, and as of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the date of issuance because the debt is convertible at the date of issuance.

The $97,996 amount equaled to the intrinsic value and the Company allocated it to additional paid-in capital in 2017.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2018, and December 31, 2017, the Company had approximately 68,533,332 basic and dilutive shares issued and outstanding. The Company had approximately 15,000,000 million potentially dilutive shares related to three outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the period ended June 30, 2018, and fiscal year ended December 31, 2017, common stock equivalents were anti-dilutive due to a net loss for the period. Hence they are not considered in the computation.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications had an impact on reported operating loss or net loss for any of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. ASU 2014-09 will be effective for the Company during the period beginning after December 15, 2018. Management is currently evaluating the impact the adoption of ASU 2014 - 09 will have on the Company’s consolidated financial position, results of operations or cash flows. The Company currently anticipates applying the modified retrospective approach when adopting the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one (1) year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities, and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2018, and December 31, 2017, the accumulated deficit was $722,763 and $638,717 respectively.

During the six months ended June 31, 2018, and 2017, the Company incurred a net loss of $84,047 and $330,784 respectively.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or the issuance of debt.

During the three months ended June 30, 2018, and 2017, the Company issued no convertible note(s), see note 8.

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. See Note 8 for Notes Payable. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2018.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the six months ended June 30, 2018, and 2017, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At June 30, 2018, and December 31, 2017, the gross capitalized software asset was $432,754 and $320,302 respectively. At the end of June 30, 2018, and December 31, 2017, the accumulated software depreciation and amortization expenses were $18,000 and $13,680 respectively. As a result, the unamortized balance of capitalized software at June 30, 2018, and December 31, 2017, was $414,754 and $306,622 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

On June 30, 2018, the Company rents its servers, computers and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the six months ended June 30, 2018, and 2017, FRH Prime has generated volume rebates of $9,787 and $546 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on June 30, 2018, for purchases and cash drawn at 12% and 25% respectively. As of June 30, 2018, the Company complies with terms and conditions of the line of credit. At June 30, 2018, and December 31, 2017, the outstanding balance was $15,462 and $17,247, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to September 30, 2018. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum (See Note 14 – Subsequent Events).

The initial conversion rate will be $0.10 per share or 1,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. If the fair market value of the Company’s common stock is less than $0.10 per share, the conversion price shall be discounted by 30%, but in no event, will the conversion price be less than $0.05 per share with a maximum of 2,000,000 shares if FRH Group converts the entire Note subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to September 30, 2018. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum (See Note 14 – Subsequent Events).

The initial conversion rate will be $0.10 per share or 4,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. If the fair market value of the Company’s common stock is less than $0.10 per share, the conversion price shall be discounted by 30%, but in no event, will the conversion price be less than $0.05 per share with a maximum of 8,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

The initial conversion rate would be $0.10 per share or 2,500,000 shares if the entire Note were converted, subject to adjustments in certain events as set forth below. If the fair market value of the Company’s common stock is less than $0.10 per share, the conversion price shall be discounted by 30%, but in no event, will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. If the fair market value of the Company’s common stock is less than $0.10 per share, the conversion price shall be discounted by 30%, but in no event, will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if the entire Note was converted, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

Note 8 – Notes Payable Related Party (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	12/31/2018	12/31/2018	12/31/2018	4/24/2019
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value $100,000, coupon 6%, dated February 22, 2016, was amended to extend the maturity date from September 30, 2018, to December 31, 2018. The Convertible Promissory Note with the face value $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from September 30, 2018, to December 31, 2018. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from November 17, 2018, to December 31, 2018. The Company, by execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

At June 30, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $106,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2017, the current portion of convertible notes payable and accrued interest was $750,000 and $52,617 respectively. The non-current portion of convertible notes payable and accrued interest was $250,000 and $24,292 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Rental expense was $650 and $12,300 for the three months ended June 30, 2018, and 2017 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment.

Employment Agreement

The Company has not entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively Officers. From July 2016, the Company is paying a monthly compensation of $8,000 and $6,250 each per month to its CEO and CFO respectively with increases each succeeding year should the agreement be approved annually by the Company. Effective March 2018, the CEO has agreed to receive a monthly compensation of $6,250. There are also provisions for performance-based bonuses. The Company has not formalized these agreements.

Accrued Interest

At June 30, 2018, and December 31, 2017, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $106,908 and $76,909 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of June 30, 2018, and December 31, 2017, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2018, and December 31, 2017, the Company had 68,533,332 and 68,533,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges and higher claims on Company’s assets and earnings than common stock.

Note 10 – Stockholders’ Deficit (continued)

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of June 30, 2018, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz respectively as the founders in consideration of services rendered to the Company.

On December 12, 2016, the Company issued 28,600,000 common shares to remaining two founding members of the Company.

On March 15, 2017, the Company issued 1,000,000 restricted common shares for platform development valued at $50,000. The Company issued the securities with a restrictive legend.

On March 15, 2017, the Company issued 1,500,000 restricted common shares for professional services to three individuals valued at $75,000. The Company issued the securities with a restrictive legend.

On March 17, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein for a cash amount of $50,000. The Company issued the securities with a restrictive legend.

On March 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 400,000 shares to Bret Eaglstein for a cash amount of $20,000. The Company issued the securities with a restrictive legend.

Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

From July 1, 2017, to October 03, 2017, the Company has issued 653,332 units for a cash amount of $98,000 under its offering Memorandum, where unit consists of one share of common stock and one Class A warrant (See Note 11).

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultant valued at $10,500. The Company issued the securities with a restrictive legend.

NOTE 11. WARRANTS

Effective June 1, 2017, the Company is raising $600,000 through a Private Placement Memorandum (the “Memorandum”) of up to 4,000,000 Units. Each unit (a “Unit”) consists of one share of Common Stock, par value $.0001 per share (the “Common Stock) and one redeemable Class A Warrant (the “Class A Warrant(s)”) of the Company. The Company closed the private placement effective December 15, 2017.

Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock for $0.30 per share at any time until April 30, 2019 (‘Expiration Date’). The Company issued the securities with a restrictive legend.

Information About the Warrants Outstanding During Fiscal 2017 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at June 30, 2018	Expiration Date
653,332	$0.30	653,332	-	-	-	653,332	April 2019

The Warrants are redeemable by the Company, upon thirty (30) day notice, at a price of $.05 per Warrant, provided the average of the closing bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System (or the average of the last sale price if the Common Stock is then listed on the NASDAQ National Market System or a securities exchange), shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive trading days prior to the date on which the Company gives notice of redemption. The holders of Warrants called for redemption have exercise rights until the close of business on the date fixed for redemption.

The exercise price and a number of shares of Common Stock or other securities issuable on exercise of the Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 14. SUBSEQUENT EVENTS

On June 30, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable over ninety days regarding the asset purchase agreement to sell the code, installation, and future development. In August 2018, the Company signed the second amendment to the asset purchase agreement. Under this amendment, the purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as full and final settlement of all past delivered services. The Company received the funds in September 2018. Previously, the Company had received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the sale of source code and successful installation of the Platform.

The Convertible Promissory Note with the face value $100,000, coupon 6%, dated February 22, 2016, was amended to extend the maturity date from September 30, 2018, to December 31, 2018. The Convertible Promissory Note with the face value $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from September 30, 2018, to December 31, 2018. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from November 17, 2018, to December 31, 2018. The Company, by execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

The Company has evaluated subsequent events through September 20, 2018, the date these financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The Company intends to continually upgrade its Condor Risk Management to meet the regulatory requirements under various jurisdictions including but not limited to directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), a legislation by European Securities and Market Authority (ESMA) that has been implemented across the European Union on January 3rd, 2018. In the fourth quarter of fiscal year ending December 31, 2018, the Company expects to release, market and distribute its Condor FX Pro Trading Terminal and MT4 Plugins which will allow traders to trade on Condor FX Pro Trading front-end and MT4 trading platform via single wallet.

The Company estimates to complete its first crypto exchange platform – Crypto Web Trader for its customer by the fourth quarter of fiscal year ended December 31, 2018. The Company has partnered with a financial technology company to a non-exclusive strategic worldwide marketing alliance agreement, where both parties shall engage in promoting – Dealer Desk System and Condor Back Office, collectively known as Dealer Management System. The Company plans to launch the product in the fourth quarter of the fiscal year ended December 31, 2018.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $902,809 in revenues from January 21, 2016 (inception) to June 30, 2018. For the six months period ending June 30, 2018, and 2017, the Company earned revenues of $286,004 and $194,572 respectively.

As of June 30, 2018, the Company issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

Financial Condition at June 30, 2018

At June 30, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $106,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. On June 30, 2018, and December 31, 2017, the accumulated deficit was $722,763 and $638,717 respectively.

Our cash balance is $321,035 as of June 30, 2018. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. In the future, as the Company increase its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2018.

Financial Condition at December 31, 2017

At December 31, 2017, the current portion of convertible notes payable and accrued interest was $750,000 and $52,617 respectively. The non-current portion of convertible notes payable and accrued interest was $250,000 and $24,292 respectively.

Our cash balance is $464,303 as of December 31, 2017. We do not believe that our cash balance is sufficient to fund our operations.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018, compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, and 2017, the Company had thirteen (13) and six (6) active customers respectively. Revenues generated from the top three (3) customers represented approximately 58.10% and 86.73% of total revenue for the six months ended June 30, 2018, and 2017 respectively. The revenues generated for the six months ended June 30, 2018, and 2017 was $286,004 and $194,572 respectively. During the six months ended June 30, 2018, and 2017, the Company incurred a net loss of $84,047 and $330,784 respectively.

The total revenue breakdown for the six months ended June 30, 2018, and 2017 is below:

Six Months Ended	June 30, 2018	June 30, 2017
Revenue Description	% of Total	% of Total
Consulting Services	33.26%	2.39%
Technology Solutions	66.74%	97.61%
Total	100.00%	100.00%

During the six months ended June 30, 2018, and 2017, the Company incurred general & administrative costs (“G&A”) of $289,399 and $318,251 respectively. The G&A expenses were 101.19% and 163.56% of the revenue for the six months ended June 30, 2018, and 2017 respectively. Amortization expense was $4,320 and $4,320 for the six months ended June 30, 2018, and 2017 respectively and the Company has included in the Cost of sales expense. Rental expense was $1,300 and $16,060 for the six months ended June 30, 2018, and 2017 respectively. For the fiscal year ending December 31, 2017, the rent payment or membership fee at the office was $950 per month. For the fiscal year 2018, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment.

The Company incurred approximately $44,157 and $79,286 in sales, marketing and advertising costs (“sales & marketing”) for the six months ended June 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 15.44% and 40.75% of the sales for the six months ended June 30, 2018, and 2017 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the six months ended June 30, 2018, and 2017, FRH Prime has generated volume rebates of $9,787 and $546 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement. Each agreement is specific to the customer, and clearly defines the fee schedule, duties and responsibilities of each party, renewal and termination terms, confidentiality agreement, dispute resolution and other clauses necessary for such agreement. The material terms of agreements with customers depend on the nature of services and solutions. Each agreement is specific to the customer, and clearly defines the fee schedule, duties and responsibilities of each party, renewal and termination terms, confidentiality agreement, dispute resolution and other clauses necessary for such agreement.

Three Months Ended June 30, 2018, compared to Three Months Ended June 30, 2017

For the three months ended June 30, 2018, and 2017, the Company had active thirteen (13) and six (6) customers respectively. Revenues generated from top three customers represented approximately 57.04% and 90.93% of total revenue for the three months ended June 30, 2018, and 2017 respectively. The revenues generated for the three months ended June 30, 2018, and 2017 was $182,498 and $99,117 respectively. During the three months ended June 30, 2018, and 2017, the Company earned a net profit of $21,250 and incurred a net loss of $178,834 respectively.

The total revenue breakdown for the three months ended June 30, 2018, and 2017 is below:

Three Months Ended	June 30, 2018	June 30, 2017
Revenue Description	% of Total	% of Total
Consulting Services	35.83%	2.91%
Technology Solutions	64.17%	97.09%
Total	100.00%	100.00%

During the three months ended June 30, 2018, and 2017, the Company incurred general & administrative costs (“G&A”) of $123,770 and $128,105 respectively. The G&A expenses were 67.82% and 129.25% of the revenue for the three months ended June 30, 2018, and 2017 respectively. Amortization expense was $2,160 and $2,160 for the three months ended June 30, 2018, and 2017 respectively, included in the Cost of sales expense. Rental expense was $650 and $3,760 for the three months ended June 30, 2018, and 2017 respectively. For the fiscal year ending December 31, 2017, the rent payment or membership fee at the office was $950 per month. For the fiscal year 2018, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment.

The Company incurred approximately $18,451 and $35,644 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended June 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 10.11% and 35.96% of the sales for the three months ended June 30, 2018, and 2017 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the three months ended June 30, 2018, and 2017, FRH Prime has generated volume rebates of $7,977 and $287 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2018, and December 31, 2017, we had a cash balance of $321,035 and $464,303 respectively.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $150,000 in the next twelve months to support the growth, which mainly includes software development and purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $267,000, which provides for $80,000 and $187,000 for sales & marketing and working capital respectively.

We expect existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as debt maturities, and material capital expenditures, for at least the next 12 months. However, we may need additional funds to achieve a sustainable sales level where we can fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Should we require additional capital to the extent the Company’s operations are not sufficient to fund its capital requirements, the Company may attempt to enter the restructuring of Notes, or refinance existing Notes with financial institutions or attempt to raise capital through the sale of additional capital stock or the issuance of debt. The Company intends to continue its efforts in growing its operations, as well as raising funds through private equity, and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). Effective June 1, 2017, to date we have raised an aggregate of $98,000 through a private placement of our common stock to our officers, directors and their friends and relatives and business associates.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to June 30, 2018. As of June 30, 2018, and December 31, 2017, the Company had an accumulated deficit of $722,763 and $638,717 respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2017, and period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion, and analysis of our financial condition and results of operations on our financial statements which we have prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require the application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates, and such differences could be material.

While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Amendment No. 7 to Form S-1 Registration Statement filed with the SEC on July 26, 2018, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for exemption, as a result, the Company may delay adoption of certain accounting standards until the standards would otherwise apply to private companies.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect, and that may impact our financial statements and do not believe that any other new accounting pronouncements have been issued that might have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date: September 20, 2018	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO
(Principal Executive Officer)

Date: September 20, 2018	/s/ Imran Firoz
Imran Firoz, CFO
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

