Form 10-Q
period 2018-09-30
FDCTECH, INC.
filed 2018-11-14
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 14, 2018, was 68,533,332.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$239,214	$464,303
Accounts receivable, net of allowance for doubtful accounts of $42,350 and $19,000, respectively	100,122	90,626
Other current assets	2,375	2,375
Total Current assets	341,711	557,304
Capitalized software, net	483,192	306,622
Total assets	$824,903	$863,926
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,233	$-
Line of credit	13,012	17,247
Convertible notes payable - current	1,000,000	750,000
Accrued interest - current	121,909	52,617
Total Current liabilities	1,141,154	819,864
Convertible notes payable - noncurrent	-	250,000
Accrued interest - noncurrent	-	24,292
Total liabilities	1,141,154	1,094,156
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2018 and December 31, 2017	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,533,332 shares issued and outstanding, as of September 30, 2018 and December 31, 2017	6,853	6,853
Additional paid-in capital	401,234	401,234
Accumulated deficit	(724,738)	(638,717)
Total stockholders’ deficit	(316,251)	(230,230)
Total liabilities and stockholders’ deficit	$824,903	$863,926

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$136,812	$230,684	$422,817	$425,255
Cost of sales	2,160	2,160	6,480	6,480
Gross Profit	134,652	228,524	416,337	418,775
Operating expenses:
General and administrative	107,602	145,851	397,001	454,999
Sales and marketing	14,044	37,356	58,201	123,995
Total operating expenses	121,646	183,207	455,202	578,994
Operating Income (loss)	13,006	45,317	(38,865)	(160,219)
Other income (expense):
Interest expense	(15,000)	(15,194)	(45,335)	(138,759)
Other income (expense)	18	37	(1,821)	104
Total other expense	(14,982)	(15,157)	(47,156)	(138,655)
Income (loss) before provision for income taxes	(1,976)	30,160	(86,021)	(298,874)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,976)	$30,160	$(86,021)	$(298,874)
Net loss per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	68,533,332	67,971,970	68,533,332	66,824,554

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(86,021)	$(298,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	6,480	6,480
Ammortization of Debt Discount	-	97,996
Common stock issued for services	-	75,000
Accounts receivable allowance	23,350	-
Change in assets and liabilities:
Gross accounts receivable	(32,846)	(52,432)
Accounts payable	6,233	-
Other current assets	-	1,000
Accrued expenses	-	(16,250)
Accrued interest	45,000	40,000
Net cash used in operating activities	$(37,804)	$(147,080)
Investing Activities:
Capitalized software	(183,050)	(141,364)
Net cash used in investing activities	$(183,050)	$(141,364)
Financing Activities:
Line of credit	(4,235)	(10,927)
Proceeds from related-party promissory note	-	250,000
Net proceeds from common stock and paid-in-capital	-	118,000
Net cash provided by (used in) financing activities	$(4,235)	$357,073
Net decrease in cash	(225,089)	68,629
Cash at beginning of the period	464,303	466,348
Cash at end of the period	$239,214	$534,977
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$50,000

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under the laws of the State of Delaware. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expand its products and services in the FX, and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘ fintech’ ) and business solution to OTC Online Brokerages and cryptocurrency businesses (“customers”).

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

Third Party Industry Accreditation

In July 2016, Financial Commission, a leading financial services industry external dispute resolution (EDR) organization, with a diverse membership of online brokerages and independent services providers (ISPs) provided the technology certification for the Company. Financial Commission conducted its rigorous review of Company’s platforms, including its Condor Risk Management Back Office for MT4, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record keeping, among other fields deemed necessary for the technical certification of the Company. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

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

Subsidiaries of the Company

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the nine months ended September 30, 2018, and 2017, FRH Prime has generated volume rebates of $12,735 and $3,423 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

Board of Directors

The Company currently has three directors.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements in a manner consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented the consolidated financial statements of the Company in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On September 30, 2018, and December 31, 2017, the Company had $239,214 and $464,303 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from ten (10) customers. In some cases, Receivables from the customer are due immediately on demand, however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full from 30 days after the date of the invoice. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2018, and December 31, 2017, the Company has determined that allowance for doubtful accounts was $42,350 and $19,000 respectively. Bad debt expense for the nine months ended September 30, 2018, and 2017 was $42,275 and $0 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $58,201 and $123,995 in sales, marketing and advertising costs (“sales & marketing”) for the nine months ended September 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 13.77% and 29.16% of the sales for the nine months ended September 30, 2018, and 2017 respectively.

Office Lease

At present, the Company leases office space at 1460 Broadway, New York, NY 10036. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Revenue Recognition Multiple-Element Arrangements. Since we currently offer our software solutions under either a perpetual license, time-based subscription or SaaS model, revenue recognition timing varies based on which form of software rights the customer purchases. In June 2017, the Company completed initial due diligence and advanced negotiation with technology division of a qualified bank for the sale of its source code (“code”) of FX trading platform (“Platform”) on a non-exclusive basis.

Note 2 - Summary of Significant Accounting Policies (continued)

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation and the second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On September 30, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement, whereby purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as full and final settlement of all past delivered services. The Company received the funds in September 2018.

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

Note 2 - Summary of Significant Accounting Policies (continued)

According to the terms and conditions of the contract, the Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month which is equal to the invoice amount.

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of September 30, 2018. The balances exceeded FDIC limits as of December 31, 2017.

Revenues

For the nine months ended September 30, 2018, and 2017, the Company had thirteen (13) and seven (7) active customers respectively. Revenues generated from the top three (3) customers represented approximately 60.61% and 83.10% of total revenue for the nine months ended September 30, 2018, and 2017 respectively.

Accounts Receivable

At September 30, 2018, and December 31, 2017, Company’s top four (4) customers comprise roughly 84.11% and 62.68% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On September 30, 2018, and December 31, 2017, there are no impairment charges.

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

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce the Condor FX Back Office for MT4 Version, Condor FX Pro Trading Terminal Version, Condor Pricing Engine, and Crypto Web Trader Platform meet its design specifications. The Company estimates the useful life of the software to be three (3) years.

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $6,480 and $6,480 for the nine months ended September 30, 2018, and 2017 respectively and the Company classifies such cost as the Cost of Sales.

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

As of September 30, 2018, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of the first three tranches of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF on these tranches, and noted that the value of the BCF for each note was insignificant, thus no debt discount was recorded as of September 30, 2018.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2018, and December 31, 2017, the Company had 68,533,332 basic and dilutive shares issued and outstanding. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the period ended September 30, 2018, and fiscal year ended December 31, 2017, common stock equivalents were anti-dilutive due to a net loss for the period. Hence they are not considered in the computation.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications had an impact on reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2018, and December 31, 2017, the accumulated deficit was $724,738 and $638,717 respectively.

During the nine months ended September 30, 2018, and 2017, the Company incurred a net loss of $86,021 and $298,874 respectively.

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

During the three months ended September 30, 2018, and 2017, the Company issued no convertible note(s), see note 8.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the nine months ended September 30, 2018, and 2017, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At September 30, 2018, and December 31, 2017, the gross capitalized software asset was $503,352 and $320,302 respectively. At the end of September 30, 2018, and December 31, 2017, the accumulated software depreciation and amortization expenses were $20,160 and $13,680 respectively. As a result, the unamortized balance of capitalized software at September 30, 2018, and December 31, 2017, was $483,192 and $306,622 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

On September 30, 2018, the Company rents its servers, computers and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the nine months ended September 30, 2018, and 2017, FRH Prime has generated volume rebates of $12,735 and $3,423 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes, due between December 31, 2018, and April 24, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on September 30, 2018, for purchases and cash drawn at 12% and 25% respectively. As of September 30, 2018, the Company complies with terms and conditions of the line of credit. At September 30, 2018, and December 31, 2017, the outstanding balance was $13,012 and $17,247, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to September 30, 2018 and additional extension to December 31, 2018. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

NOTE 8. Notes Payable – Related Party (continued)

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to September 30, 2018 and additional extension to December 31, 2018. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018 and additional extension to December 31, 2018 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

Note 8 – Notes Payable Related Party (continued)

At September 30, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $121,909 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2017, the current portion of convertible notes payable and accrued interest was $750,000 and $52,617 respectively. The non-current portion of convertible notes payable and accrued interest was $250,000 and $24,292 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Rental expense was $2,595 and $2,936 for the three months ended September 30, 2018, and 2017 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

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

Accrued Interest

At September 30, 2018, and December 31, 2017, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $121,909 and $76,909 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of September 30, 2018, and December 31, 2017, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2018, and December 31, 2017, the Company had 68,533,332 and 68,533,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges and higher claims on Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of September 30, 2018, the Company had 4,000,000 preferred shares issued and outstanding.

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

Note 10 – Stockholders’ Deficit (continued)

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

Information About the Warrants Outstanding During Fiscal 2017 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at September 30, 2018	Expiration Date
653,332	$0.30	653,332	-	-	-	653,332	April 2019

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

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2018, the date these financial statements were available to be issued.

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

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $1,039,621 in revenues from January 21, 2016 (inception) to September 30, 2018. For the nine months period ending September 30, 2018, and 2017, the Company earned revenues of $422,817 and $425,255 respectively.

As of September 30, 2018, the Company issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

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

Financial Condition at September 30, 2018

At September 30, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $121,909 respectively. There was no non-current portion of convertible notes payable and accrued interest. On September 30, 2018, and December 31, 2017, the accumulated deficit was $724,738 and $638,717 respectively.

Our cash balance is $239,214 as of September 30, 2018. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Nine months Ended September 30, 2018, compared to Nine months Ended September 30, 2017

For the nine months ended September 30, 2018, and 2017, the Company had thirteen (13) and seven (7) active customers respectively. Revenues generated from the top three (3) customers represented approximately 60.61% and 83.10% of total revenue for the nine months ended September 30, 2018, and 2017 respectively. The revenues generated for the nine months ended September 30, 2018, and 2017 was $422,817 and $425,255 respectively. During the nine months ended September 30, 2018, and 2017, the Company incurred a net loss of $86,021 and $298,874 respectively.

The total revenue breakdown for the nine months ended September 30, 2018, and 2017 is below:

Nine months Ended	September 30, 2018	September 30, 2017
Revenue Description	% of Total	% of Total
Consulting Services	44.79%	43.50%
Technology Solutions	55.21%	56.50%
Total	100.00%	100.00%

During the nine months ended September 30, 2018, and 2017, the Company incurred general & administrative costs (“G&A”) of $397,001 and $454,999 (excluding amortization expense) respectively. The reduced G&A costs for the nine months ended September 30, 2018 is due to lower rental, professional & consulting fees, and reclassification of platform development cost to capitalized software asset. The G&A expenses were 93.89% and 106.99% of the revenue for the nine months ended September 30, 2018, and 2017 respectively. Amortization expense was $6,480 and $6,480 for the nine months ended September 30, 2018, and 2017 respectively and the Company has included in the Cost of sales expense. Rental expense was $3,896 and $18,996 for the nine months ended September 30, 2018, and 2017 respectively. For the fiscal year ending December 31, 2017, the rent payment or membership fee at the office was $950 per month. For the fiscal year 2018, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

The Company incurred approximately $58,201 and $123,995 in sales, marketing and advertising costs (“sales & marketing”) for the nine months ended September 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 13.77% and 29.16% of the sales for the nine months ended September 30, 2018, and 2017 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the nine months ended September 30, 2018, and 2017, FRH Prime has generated volume rebates of $12,735 and $3,423 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

Three Months Ended September 30, 2018, compared to Three Months Ended September 30, 2017

For the three months ended September 30, 2018, and 2017, the Company had active thirteen (13) and six (6) customers respectively. Revenues generated from top three customers represented approximately 76.33% and 91.24% of total revenue for the three months ended September 30, 2018, and 2017 respectively. The revenues generated for the three months ended September 30, 2018, and 2017 was $136,812 and $230,684 respectively. During the three months ended September 30, 2018, and 2017, the Company earned a net loss of $1,976 and incurred a net income of $30,160 respectively.

The total revenue breakdown for the three months ended September 30, 2018, and 2017 is below:

Three Months Ended	September 30, 2018	September 30, 2017
Revenue Description	% of Total	% of Total
Consulting Services	41.66%	18.45%
Technology Solutions	58.34%	81.55%
Total	100.00%	100.00%

During the three months ended September 30, 2018, and 2017, the Company incurred general & administrative costs (“G&A”) of $107,602 and $145,851 (excluding amortization expenses) respectively. The reduced G&A costs for the nine months ended September 30, 2018 is due to lower rental, professional & consulting fees, and reclassification of platform development cost to capitalized software asset. The G&A expenses were 78.65% and 63.23% of the revenue for the three months ended September 30, 2018, and 2017 respectively. Amortization expense was $2,160 and $2,160 for the three months ended September 30, 2018, and 2017 respectively, included in the Cost of sales expense. Rental expense was $2,596 and $2,936 for the three months ended September 30, 2018, and 2017 respectively. For the fiscal year ending December 31, 2017, the rent payment or membership fee at the office was $950 per month. For the fiscal year 2018, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

The Company incurred approximately $14,044 and $37,356 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended September 30, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 10.26% and 16.19% of the sales for the three months ended September 30, 2018, and 2017 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the for the three months ended September 30, 2018, and 2017, FRH Prime has generated volume rebates of $2,947 and $2,877 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2018, and December 31, 2017, we had a cash balance of $239,214 and $464,303 respectively.

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

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to September 30, 2018. As of September 30, 2018, and December 31, 2017, the Company had an accumulated deficit of $724,738 and $638,717 respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2017, and period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Amendment No. 7 to Form S-1 Registration Statement filed with the SEC on July 26, 2018. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have not implemented all new accounting pronouncements that are in effect, and that may impact our financial statements and any other new accounting pronouncements may have a material impact on our financial position or results of operations. Management is assessing the new standard and plans to adopt the standard using a modified retrospective approach (i.e., apply the standard to the most current period presented in the financial statements). While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Amendment No. 7 to Form S-1 Registration Statement filed with the SEC on July 26, 2018, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: November 14, 2018	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 14, 2018	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

