Form 10-K
period 2018-12-31
FDCTECH, INC.
filed 2019-04-16
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-221726

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

DELAWARE	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Broadway, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to
Section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at April 15, 2019, was 68,626,332.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-K. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I

ITEM 1.	BUSINESS

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under the laws of the State of Delaware. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX, and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solution to OTC Online Brokerages and cryptocurrency businesses (“customers”).

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

Board of Directors

The Company currently has three directors.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2018, the Company rents its servers, computers and data center from an unrelated third party. Furniture and fixtures, and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

ITEM 3.	LEGAL PROCEEDINGS

There is currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We intend to have our common stock be quoted on the OTC Bulletin Board and/or OTC Link. If our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Bulletin Board and/or OTC Link, the Company’s equity security should have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link our securities will trade on the OTC Bulletin Board and/or OTC Link until a future time, if at all. We may not now, and it may never qualify for a quotation on the OTC Bulletin Board and/or OTC Link.

Holders

Globex Transfer, LLC, our transfer agent, indicate that as of April 15, 2019, we had 51 record holders of our Common Stock. As of April 15, 2019, we had 68,626,332 shares of our Common Stock and 4,000,000 shares of Series A Preferred Stock issued and outstanding. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares if the entire Note was converted, subject to adjustments in certain events. Further, holders of Series A Preferred are entitled to 50 non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no rights to convert into common stock of the Company.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2018. Our Board of Directors (which is currently constituted by Mitchell Eaglstein, Imran Firoz, and Naim Abdullah) do not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors consider relevant. There is no assurance that the Company shall pay any future dividends, and if the Company decides to pay any dividends, there is no assurance concerning the amount of any such dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years are previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form S1-A filed July 26, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The Company intends to continually upgrade its Condor Risk Management to meet the regulatory requirements under various jurisdictions including but not limited to directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), a legislation by European Securities and Market Authority (ESMA) that has been implemented across the European Union on January 3rd, 2018. In the second quarter of the fiscal year ending December 31, 2019, the Company expects to release, market and distribute it’s Condor FX Pro Trading Terminal and MT4 Plugins which will allow traders to trade on Condor FX Pro Trading front-end and MT4 trading platform via single wallet.

The Company estimates to complete its first crypto exchange platform – Crypto Web Trader for its customer by the fourth quarter of the fiscal year ended December 31, 2019. The Company has partnered with a financial technology company to a non-exclusive strategic worldwide marketing alliance agreement, where both parties shall engage in promoting – Dealer Desk System and Condor Back Office, collectively known as Dealer Management System. The Company plans to launch the product in the fourth quarter of the fiscal year ended December 31, 2019.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $1,153,201 in revenues from January 21, 2016 (inception) to December 31, 2018. For the fiscal year ending December 31, 2018, and 2017, the Company earned revenues of $536,396 and $555,355 respectively.

As of December 31, 2018, the Company has issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

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

Financial Condition at December 31, 2018 and 2017

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. At December 31, 2017, the current portion of convertible notes payable and accrued interest was $750,000 and $52,617 respectively. The non-current portion of convertible notes payable and accrued interest was $250,000 and $24,292 respectively.

On December 31, 2018, and 2017, the accumulated deficit was $ 779,804 and $638,717 respectively.

Our cash balance is $210,064 and $464,303 as of December 31, 2018 and 2017. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2018, compared to the Fiscal Year Ended December 31, 2017

For the fiscal year ended December 31, 2018, and 2017, the Company had seventeen (17) and ten (10) active customers respectively. Revenues generated from the top three (3) customers represented approximately 53.53% and 73.06% of total revenue for the fiscal year ended December 31, 2018, and 2017 respectively. The revenues generated for the fiscal year ended December 31, 2018, and 2017 was $536,396 and $555,355 respectively. During the fiscal year ended December 31, 2018, and 2017, the Company incurred a net loss of $141,088 and $394,556 respectively.

The total revenue breakdown for the fiscal year ended December 31, 2018, and 2017 is below:

Fiscal Ended	December 31, 2018	December 31, 2017
	% of Total	% of Total
Revenue Description
Consulting Services	63.76%	47.63%
Technology Solutions	36.24%	52.37%
Total	100.00%	100.00%

During the fiscal years ended December 31, 2018, and 2017, the Company incurred general & administrative costs (“G&A”) of $529,692 and $634,326 respectively. The reduced G&A costs for the fiscal year ended December 31, 2018 is due to the lower rental, professional & consulting fees. The G&A expenses were 98.75% and 114.22% of the revenue for the fiscal ended December 31, 2018, and 2017 respectively. Amortization expense was $8,640 and $8,640 for the fiscal year ended December 31, 2018, and 2017 respectively and the Company has included in the Cost of sales expense. The rental expense was $8,253 and $19,974 for the fiscal year ended December 31, 2018, and 2017 respectively. For the fiscal year ending December 31, 2017, the rent payment or membership fee at the office was $950 per month. For the fiscal year 2018, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement.

The Company incurred $77,009 and $153,325 in sales, marketing and advertising costs (“sales & marketing”) for the year ended December 31, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 14.36% and 27.61% of the sales for the years ended December 31, 2018, and 2017 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the fiscal year ended December 31, 2018, and 2017, FRH Prime has generated volume rebates of $13,695 and $16,947 respectively from Condor Risk Management Back Office for MT4 Platform. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2018, and December 31, 2017, we had a cash balance of $210,064 and $464,303 respectively.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve months to support the growth, which mainly includes software development and purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales & marketing and working capital respectively.

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

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to December 31, 2018. As of December 31, 2018, and December 31, 2017, the Company had an accumulated deficit of $ 779,804 and $638,717 respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2018 and 2017, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for exemption, as a result, the Company may delay the adoption of certain accounting standards until the standards would otherwise apply to private companies.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-20, and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We expect to be materially dependent on third parties that can provide us with accounting and regulatory compliance consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP. Notwithstanding the identified material weaknesses, management believes the financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the years ended December 31, 2018 and 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	37	President/CEO/Director
Peggy S. Reed	63	COO
Imran Firoz	47	CFO/Secretary/Director
Brian Platt	41	CTO
Pavel Bronnikov	36	VP, R&D
Naim Abdullah	37	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein is the Founder, Chief Executive Officer and Director of Forex Development Corporation. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy with the primary focus to enhance shareholder value. Mr. Eaglstein ensures the Company has the necessary organizational and technology infrastructure and is responsible for deploying Capex and approving budgets.

Mr. Eaglstein has extensive executive-level experience in the management of FX brokerage and FinTech software companies. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex related conferences and tradeshows.

From June 2014 to February 2016, Mr. Eaglstein worked as the Director of prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), where he led Fortress to a $20 million in trading revenue within one year from start-up date. Under his leadership, Fortress achieved over $70 billion in monthly trading volume within one year and reached the rank of top 20 forex broker by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve cash flow positive results within two months of product launch.

From June 2011 to May 2014, Mr. Eaglstein started his career as a Senior Business Intelligence Analyst and was promoted to the position of Managing Director of Boston Technologies, a pioneer in MT4 bridge technology for the retail forex market. He was instrumental in increasing revenue of Boston Technologies from 5 million to 20 million thus making it the 143rd fastest growing company in America by Inc. 500 ranking.

From March 2009 to May 2011, Mr. Eaglstein led FXCM Systems, LLC as its Chief Information Officer where he successfully provided white label and software development solutions to FXCM and on behalf for FXCM, one of the largest forex broker-dealer in the world. From January 2007 to March 2011, he served as the Chief Operating Officer, and Chief Information Officer for Avalon Capital Holdings Corporation developed, marketed and distributed high-performance proprietary trading software for financial companies that engage in online forex trading. From January 2007 to Feb 2009, Mr. Eaglstein was the Co-Founder and Chief Operating Officer of Traders Development COO Traders Development, LLC a financial software company, based in Irvine, California. Early in his career Mr. Eaglstein co-founded Campus Universe an online consignment shop for students to buy and sell textbooks from each other via a fully automated e-commerce website which won the Golden Web Award.

Imran Firoz, Co-Founder, CFO, Director

From January 2016 to date, Mr. Firoz is the Co-Founder, Chief Financial Officer and Director of Forex Development Corporation. Mr. Firoz is responsible for strategic planning & corporate development, M&A, financial restructuring and risk management. He has been responsible for guiding due diligence efforts, implementing financial controls, putting in practice compliance guidelines and planning disaster recovery strategy. Mr. Firoz, the CFO, devotes approximately 90% or more of his time to the Company. Mr. Firoz is Managing Director of Match-Trade Technologies LLC, a private company (“MTT”), where he spends approximately less than 10% of his time. The Company believes that there is no conflict of interest between the work performed by Mr. Firoz with the Company and with MTT.

From December 2011 to May 2015, Mr. Firoz was the CEO, and Director of ABT Holdings, Inc. aka Scoobeez Global, Inc. (“ABT”). From May 2015 to March 2017, Mr. Firoz worked as the CFO and Director of the ABT, where he was instrumental in acquisition, development, and growth of Scoobeez, Inc., an on-demand messenger, delivery, and courier company. During the period Scoobeez increased its revenue from under $500,000 to $27 million. From February 2014 to date, Mr. Firoz is a Managing Director of Match-Trade Technologies L.L.C, a financial technology company. From February 2011 to December 2011, Mr. Firoz worked as an interim CEO/CFO of XnE, Inc. From July 2007 to March 2017, Mr. Firoz was a Managing Partner of Marque 3 LLC, a management consulting company based in Pasadena, California, where he has served as a management consultant/adviser to senior executives of several companies.

Mr. Firoz was the Chief Financial Officer of Master Capital Group Corp. from November 2004 until May 2007 where he provided financial oversight to accounting & finance department of the company and advised the Board of Directors on financial implications of business activities. In January 2002, Mr. Firoz served as Associate, Investment Banking for National Bank Financial, Canada (“NBF”) on numerous transactions including as a key member of M&A advisory team for Franco-Nevada on the $10 billion three-way mega gold merger of Newmont-Normandy-Franco-Nevada. During the same period, he was a member of NBF’s investment banking team that advised Treasurer of Hydro One on the restructuring and sale of Ontario Electricity Financial Corporation debt of $2.9 billion in the Canadian public debt markets.

Mr. Firoz started his career as a Chemical Engineer with Tata Chemicals Limited in December 1994 until September 1997, where he led several cross-functional teams, to manage commissioning activities, plant operations, and other technical projects for Ammonia Plant. From October 1997 to July 1999, Mr. Firoz worked as a Senior Process Engineer with Saudi Methanol Company, a subsidiary of Saudi Basic Industries Corporation (SABIC) where he was responsible for technical services and improving plant safety management. Mr. Firoz received his MBA in April 2001 from Richard Ivey School of Business, University of Western Ontario, Canada and graduated in July 1993 with Bachelor of Engineering (Chemical) from Aligarh University, India. Mr. Firoz is a Certified Financial Risk Manager from Global Association of Risk Professionals (GARP), New Jersey since January 2003.

Peggy S. Reed, COO

Ms. Reed joined Forex Development Corporation in August 2016 as its Chief Operating Officer. As COO, Ms. Reed is leading Company’s operations with the primary focus on scaling customer base, managing customers, and expanding operations globally. Further, Ms. Reed is overseeing sales, marketing, business development and implement Company’s aggressive institutional OTC B2B strategy.

Ms. Reed is an experienced professional in the financial services industry for over eighteen years. Ms. Reed was a successful institutional currency trader for firms such as Barclays, Bank of America. Credit Agricole, and AIG. Ms. Reed managed multimillion of dollars for hedge funds, large corporates and central banks throughout the world. In early 1999, she started the first ECN trading platform with a group FX professional and designed a state-of-the-art and one of the first prime broker systems to accommodating customers to trade across many bank venues through ‘give up’ agreements. In 2006, Knight Securities acquired the ECN company for $89 million, resulting in a very high return on capital for investors of ECN company from an initial investment of $14 million.

In January 2006, Ms. Reed became the head of global sales and trading of Lava Trading, a subsidiary of Citibank. Under her leadership, the revenue of Lava Trading increased from $65 million to $130 million.

From February 2008 to February 2010, Ms. Reed focused her services as an FX consultant for several retail brokers, where she built their foundation in the B2B market to increase their sales and marketing division. Ms. Reed is an expert in Asian FX Market, with special insights in South Korea, where she made InterbankFX as one of the leading online brokers. From February 2010 to February 2013, Ms. Reed was appointed as the Global Head and became the second in command for GFT/Gain Capital. Ms. Reed was responsible for business development of FX and CFDs for Gain Capital resulting in a profit of approximately $80 million. She gained deep expertise and knowledge, and enhanced her network, especially for CFDs business in Japan.

Ms. Reed received a degree in 1983 in Economics from the University of Southern California.

Brian Platt, Chief Technology Officer

Mr. Platt joined Forex Development Corporation in May 2016. Mr. Platt has over ten years of experience in the FX industry managing complex technology and business operations. His expertise includes advanced technical knowledge of databases, programming, and product development lifecycles as well as a clear understanding of business needs. Mr. Platt’s passion is combining this business and technical know-how to assure the best products, client satisfaction, and optimization of human resources.

Prior to joining the Company, Mr. Platt was the head of technology at prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), from June 2014 to January 2016, where he was instrumental in starting a forex broker from the ground up, introducing the trading platform, connecting liquidity; add on services such as money management PAMM systems, and a compliance reporting.

From May 2011 to February 2014, Mr. Platt served as the Director of Risk Management and Operations Research at Boston Technologies. His major accomplishments include developing advanced procedures to eliminate trade risk, streamlining accounting operations, revamping client reporting, integrating new revenue streams, and providing comprehensive analytics.

Before joining Boston Technologies, Mr. Platt managed the Operations Research department at CMS Forex from March 2006 through May 2011. In this role, he coordinated all business intelligence efforts, identified and automated manual operations, and facilitated new business initiatives. Mr. Platt organized the operational elements of the sale of CMS Forex to Gain Capital, and subsequently revamped the company to utilize existing resources as a profitable self-sufficient IB business. Mr. Platt holds a degree in Information Systems from Yeshiva University. He has computer science training from New York University and Oracle DBA training from Farleigh Dickenson University.

Pavel Bronnikov, VP, R&D

Mr. Bronnikov has over ten years of experience in software development and managing software development projects. He has expertise in both backend and front-end development using C#, java, scala, c++, delphi, php, NET, Javascript, angularjs and much more. Mr. Bronnikov’s specific focus has been in the forex industry leading numerous projects including Low Latency, High-Performance trading systems, and Big data analytics tools.

Mr. Bronnikov joined FDC in August 2016 as the team lead and manager of a development team in Chelyabinsk, Russia. He manages software development projects, IT support team and all other IT related issues. Mr. Bronnikov has built and continues to improve Company’s multi-language back office reporting portal site for the Metaquotes MT4 trading platform, trading system synchronization tools between MT4 and other trading platforms, and CRM systems. Under the leadership of Mr. Bronnikov, Company is taking custom to outsource development tasks for various forex and binary options companies.

Before joining FDC, Mr. Bronnikov was head of Chelyabinsk Department of Centre-IT company and managing all software development projects for this department including built developing employee management software for the Russian government offices. From March 2013 to October 2013, Mr. Bronnikov setup and manage remote software development office For Boston Technologies Company. The team worked on improving the company’s global database systems aggregating data from over ten MT4 servers and 100+ liquidity bridges. The team significantly enhanced the overall system backend performance as well as the reporting tools available internally to accounting, sales, and risk management as well as to clients.

In February 2005 Mr. Bronnikov started as a junior developer at Traders Development Company and grew to become head of the software development department until March 2013. He built a full-stack Forex trading system, including the trading terminal, backend Trades Processing, Back Office reporting, and bank liquidity connections.

Naim Abdullah, Director

On November 2, 2017, Mr. Abdullah was appointed to the Board of Directors. Mr. Abdullah has over ten years of experience in the field of equity derivatives markets, portfolio management, financial advisory, and financial planning.

From June 2018 to present, Mr. Abdullah is the Head of Finance of XYO Network, a blockchain company that provides location verification services for various industries. From May 2017 to June 2018, Mr. Abdullah was the Manager, Financial Planning, and Analysis at Cetera Financial Group. From September 2015 to March 2017, Mr. Abdullah was the Director of Trading and Portfolio Manager at Sea Otter Securities Group, LLC. From February 2014 and August 2015 Mr. Abdullah worked as the Associate Portfolio Manager at Reality Shares, Inc. where he developed a product suite of Derivative and Equity based Exchange Traded Funds (ETFs) by managing the creation of portfolio execution strategies in OTC and listed options markets. From September 2012 to December 2013, Mr. Abdullah gained experience as the Portfolio Manager at Marathon Trading where he managed a global portfolio of equity and index products. From June 2011 to October 2011, Mr. Abdullah was a Financial Consultant to the CFO of Major League Baseball, where he conducted financial due diligence on $1.4 billion refinancings of MLB syndicated loan facility. Reviewed investment banking pitch books, analyzed proposals, and presented recommendations to CFO. From July 2004 to May 2009, Mr. Abdullah co-managed $1 billion global portfolios (4 traders) of Equity and Index ETF products at Susquehanna International Group, LLP (SIG).

Mr. Abdullah received his MBA in Finance in June 2011 from the Wharton School of the University of Pennsylvania and graduated in June 2004 with Bachelor of Arts in Economics from Princeton University, New Jersey.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director of Independence

Our board of directors is currently composed of three (3) members, out of which two (2) directors are executive directors and who do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors have not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed the information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes that such committees are not necessary since the Company is an early start-up company and has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the board of directors, and the appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the “Named Executives”):

						Non-Equity
Name and				Stock	Option	Incentive Plan	Nonqualified Deferred	All Other
Principal		Salary (3)	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mitch Eaglstein, CEO (1)	2017	91,370	-0-	-0-	-0-	-0-	-0-	-0-	91,370
	2018	73,145	-0-	-0-	-0-	-0-	-0-	-0-	73,145
Imran Firoz, CFO (2)	2017	72,100	-0-	-0-	-0-	-0-	-0-	-0-	72,100
	2018	70,000	-0-	-0-	-0-	-0-	-0-	-0-	70,000
Peggy S.Reed, COO (3)	2017	104,481	-0-	-0-	-0-	-0-	-0-	-0-	104,481
	2018	108,400	-0-	-0-	-0-	-0-	-0-	-0-	108,400
Brian Platt, CTO (3)	2017	70,000	-0-	-0-	-0-	-0-	-0-	-0-	70,000
	2018	68,000	-0-	-0-	-0-	-0-	-0-	-0-	68,000

(1) Appointed CEO, President and Director January 21, 2016 and the Company issued 30,000,000 common stock on January 21, 2016 and 2,600,000 preferred stock on March 24, 2017 at par value as the founder in consideration of services rendered to the Company.

(2) Appointed Chief Financial Officer, Secretary and Director January 21, 2016 and the Company issued 5,310,000 common stock on January 21, 2016 and 400,000 preferred stock on March 24, 2017 at par value as the founder in consideration of services rendered to the Company.

(3) March 15, 2016, the Company issued 500,000 restricted common shares equally to Reed and Platt for services rendered valued at $25,000 each.

All salary compensation was given to key executives as independent contractors, where Eaglstein, Reed, and Platt commit one hundred percent (100%) of their time to the Company and Firoz commits ninety percent (90%) of his time to the Company. There are also provisions for performance-based bonuses. These bonuses and other incentive agreements have not been formalized. Each executive is paid every month at the beginning of the month. From September 2018, the Company is paying a monthly compensation of $5,000 and $5,000 each per month to its CEO and CFO respectively with increases each succeeding year should the agreement be approved annually by the Company.

Currently Messrs: Eaglstein, Firoz and Platt and Ms. Reed are independent contractors performing as the CEO, CFO, CTO and COO respectively. The Company intends to convert all of such officers to employee status during the second quarter of 2019. To date, the Company has not issued any bonuses or option awards to its officers. The Company intends to provide these incentives based on meeting certain sales criteria, which will be reviewed on a quarterly and annual basis.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2018, or through the date of filing of this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The non-executive director was paid $2,500 in November 2017 upon his appointment to the Board. No compensation was paid to the non-executive director for the fiscal year ended December 31, 2018.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2018, the number of shares of common and Series A Preferred Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 68,533,332 shares of our common stock issued and outstanding for the period ending December 31, 2018.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	30,000,000	43.77%
Imran Firoz	Common	5,310,000	7.75%
Peggy S. Reed	Common	500,000	0.73%
Brian Platt	Common	500,000	0.73%
Pavel Bronnikov	Common	650,000	0.95%
Naim Abdullah	Common	-0-	-0-
FRH Group Ltd (2)	Common	36,600,000	41.34%
Officers and Directors as a group (5 persons)	Common	36,960,000	53.93%

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	2,600,000	65.00%
Imran Firoz	Series A Preferred	400,000	10.00%
FRH Group Ltd (2)	Series A Preferred	1,000,000	25.00%
Officers and Directors as a group (2 persons)	Series A Preferred	3,000,000	75.00%

In the fiscal year ending December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein, and Imran Firoz respectively as the founders in consideration of services rendered to the Company. Further, the Company agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company.

(1) Addresses for all officers and directors are 1460 BROADWAY, NYC, NY 10036.

(2) In the event, if the entire Notes are converted with a maximum of 20,000,000 shares subject to adjustments in certain events. Mr. Felix Hong is the principal shareholder of FRH Group Ltd. and is considered the beneficial owner of the shares. The percentages for FRH Group Ltd. is calculated based on 88,533,332 shares of our common stock issued and outstanding based on the entire conversion of the note.

(3) Series A Preferred stock is entitled to 50 non-cumulative votes per share on all matters presented to stockholders for action. As a result, on a vote per share basis, 4,000,000 Series A Preferred Shares, which represent 69.32% and 68.60% voting percentage Before and After the offering respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act Both FRH Prime and FXClients are established to conduct financial technology service activities. For the fiscal year ended December 31, 2018, and 2017, FRH Prime has generated volume rebates of $13,695 and $16,947 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016 and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes, due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum which is due and payable at the maturity date. The Company expects to extend the note due on April 24, 2019.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at $0.05 per share for a cumulative cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP (‘FHH’) is our registered independent public registered accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Audit Fees

For the period ending December 31, 2018 and 2017, the Company paid $39,950 and $17,950 respectively to FHH for the audit of our annual financial statements for 2016, 2017, and 2018 and the reviews of S1 prospectus, and review of Forms 10-Q, or services normally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all services provided by our independent registered public accounting firm. For fiscal 2018, our Board of Directors pre-approved 100% of all services provided by our independent registered public accounting firm. These services include audit services. Our independent registered public accounting firm is required to periodically report to our Board of Directors regarding the extent of services provided by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more of its members. Such member(s) must report any such pre-approval to our Board of Directors at the next scheduled meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2018 for professional services rendered by FHH for audit-related fees, other than the fees disclosed above under the caption “Audit Fees”.

Tax Fees

We incurred neither fees nor expenses for 2018 for professional services rendered by FHH for tax compliance, tax advice or tax planning, other than the fees disclosed above under the caption “Audit Fees”.

Other Fees

We incurred no other fees or expenses for 2018 for any other products or professional services rendered by FHH other than as described above.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

ITEM 16. EXHIBITS.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date: April 15, 2019	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: April 15, 2019	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	April 15, 2019
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	April 15, 2019
Imran Firoz	Accounting Officer)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FDCTech, Inc. (formerly known as Forex Development Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech, Inc. (formerly known as Forex Development Corporation) and subsidiaries (collectively the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception and has an accumulated deficit of $779,804 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Farber Hass Hurley LLP

We have served as the Company’s auditor since 2017.

Chatsworth, California

April 15, 2019

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$210,064	$464,303
Accounts receivable, net of allowance for doubtful accounts of $68,675 and $19,000, respectively	37,155	90,626
Other current assets	2,375	2,375
Total Current assets	249,594	557,304
Capitalized software, net	539,123	306,622
Total assets	$788,717	$863,926
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,500	$-
Line of credit	17,626	17,247
Related-party convertible notes payable - current	1,000,000	750,000
Related-party accrued interest - current	136,908	52,617
Total Current liabilities	1,160,034	819,864
Related-party convertible notes payable - noncurrent	-	250,000
Related-party accrued interest - noncurrent	-	24,292
Total liabilities	1,160,034	1,094,156
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of December 31, 2018 and December 31, 2017	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,533,332 shares issued and outstanding, as of December 31, 2018 and December 31, 2017	6,853	6,853
Additional paid-in capital	401,234	401,234
Accumulated deficit	(779,804)	(638,717)
Total stockholders’ deficit	(371,317)	(230,230)
Total liabilities and stockholders’ deficit	$788,717	$863,926

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2018	December 31, 2017
Revenues	$536,396	$555,355
Cost of sales	8,640	8,640
Gross Profit	527,756	546,715
Operating expenses:
General and administrative	529,692	634,326
Sales and marketing	77,009	153,325
Total operating expenses	606,701	787,651
Operating loss	(78,945)	(240,936)
Other income (expense):
Related-party interest expense	(60,335)	(153,759)
Other income (expense)	(1,808)	139
Total other expense	(62,143)	(153,620)
Loss before provision for income taxes	(141,088)	(394,556)
Provision for income taxes	-	-
Net loss	$(141,088)	$(394,556)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	68,533,332	67,234,519

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2016
Balance, December 31, 2016	4,000,000	$400	63,910,000	$6,391	$200	$(244,161)	$(237,170)

December 31, 2017
Common shares issued for cash at $0.05 - $0.15 per share	-	$-	2,053,332	$205	$167,795	$-	$168,000
Common shares issued for services valued at $0.05 - $0.15 per share	-	-	2,570,000	257	135,243	-	135,500
Debt Discount (BCF) for FRH Group Note IV (1)	-	-	-	-	97,996	-	97,996
Net Loss	-	-	-	-	-	(394,556)	(394,556)
Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)

December 31, 2018
Net Loss	-	-	-	-	-	(141,088)	(141,088)
Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)

(1) FRH Group Note IV Dated April 24, 2017 with Face Value $250,000, Maturity Date April 24, 2019, and Coupon 6%

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2018	December 31, 2017
Net loss	$(141,088)	$(394,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	8,640	8,640
Ammortization of Debt Discount	-	97,996
Common stock issued for services	-	85,500
Accounts receivable allowance	49,675	19,000
Change in assets and liabilities:
Gross accounts receivable	3,796	(103,926)
Accounts payable	5,500	-
Other current assets	-	1,000
Accrued expenses	-	(16,250)
Accrued interest	60,000	55,000
Net cash used in operating activities	$(13,477)	$(247,596)
Investing Activities:
Capitalized software	(241,141)	(177,409)
Net cash used in investing activities	$(241,141)	$(177,409)
Financing Activities:
Line of credit	379	4,961
Proceeds from related-party promissory note	-	250,000
Net proceeds from common stock and paid-in-capital	-	168,000
Net cash provided by financing activities	$379	$422,961
Net decrease in cash	(254,239)	(2,044)
Cash at beginning of the period	464,303	466,348
Cash at end of the period	$210,064	$464,303
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$50,000

See accompanying notes to the financial statements

FDCTECH, INC. – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidiaries of the Company

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the fiscal year ended December 31, 2018, and 2017, FRH Prime has generated volume rebates of $13,695 and $16,947 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On December 31, 2018, and December 31, 2017, the Company had $210,064 and $464,303 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from eight (08) customers. In some cases, Receivables from the customer are due immediately on demand, however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the date of the invoice. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At December 31, 2018, and December 31, 2017, the Company has determined that allowance for doubtful accounts was $68,675 and $19,000 respectively. Bad debt expense for the fiscal year ended December 31, 2018, and 2017 was $88,600 and $19,000 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $77,009 and $153,325 in sales, marketing and advertising costs (“sales & marketing”) for the fiscal year ended December 31, 2018, and 2017 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 14.36% and 27.61% of the sales for the fiscal year ended December 31, 2018, and 2017 respectively.

Office Lease

At present, the Company leases office space at 1460 Broadway, New York, NY 10036 from an unrelated party. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

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

The Company recognizes software and software-related elements as per Accounting Standards Codification (“ASC”) 985-605 Software Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled and is the effective date for fiscal years beginning after December 15, 2018. The Company recognizes the Non-software revenue elements of Technology Solutions as per ASC 605-25.

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

Note 2 - Summary of Significant Accounting Policies (continued)

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation and the second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement, whereby purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a full and final settlement of all past delivered services. The Company received the funds in September 2018.

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

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of December 31, 2018. However, balances at December 31, 2017 exceeded FDIC limits.

Revenues

For the fiscal year ended December 31, 2018, and 2017, the Company had seventeen (17) and ten (10) active customers respectively. Revenues generated from the top three (3) customers represented approximately 53.53% and 73.06% of total revenue for the fiscal year ended December 31, 2018, and 2017 respectively.

Accounts Receivable

At December 31, 2018, and December 31, 2017, Company’s top four (4) customers comprise roughly 83.55% and 49.92% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R&D) Cost

The Company acknowledges that future benefits from research and development (R&D) are uncertain and R&D expenditures cannot be capitalized. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the fiscal year ended December 31, 2018 and 2017, the Company incurred R&D cost of $17,752 and $91,131 respectively. The R&D costs are included in General & Administrative expense in the consolidated income statements.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On December 31, 2018, and December 31, 2017, there are no impairment charges.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the design specifications of the Condor FX Back Office for MT4 Version, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technological feasibility of Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $8,640 and $8,640 for the fiscal year ended December 31, 2018, and 2017 respectively and the Company classifies such cost as the Cost of Sales.

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

As of December 31, 2018, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of the first three tranches of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF on these tranches and noted that the value of the BCF for each note was insignificant, thus no debt discount was recorded as of December 31, 2018.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2018, and December 31, 2017, the Company had 68,533,332 basic and dilutive shares issued and outstanding. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the period ended December 31, 2018, and fiscal year ended December 31, 2017, common stock equivalents were anti-dilutive due to a net loss for the period. Hence they are not considered in the computation.

Note 2 - Summary of Significant Accounting Policies (continued)

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2018, and December 31, 2017, the accumulated deficit was $ 779,804 and $638,717 respectively.

During the fiscal year ended December 31, 2018, and 2017, the Company incurred a net loss of $141,088 and $394,556 respectively.

Since inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2018, the Company had $210,064 cash on hand. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for a period of twelve (12) months following April 15, 2019. For the fiscal year ended December 31, 2018 and 2017, the Company has earned steady revenues year-over-year and continues to reduce its operating expenses. However, the Company continues to experience negative cash flows from operations, as well as the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ended December 31, 2018, and 2017, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At December 31, 2018, and December 31, 2017, the gross capitalized software asset was $561,443 and $320,302 respectively. At the end of December 31, 2018, and December 31, 2017, the accumulated software depreciation and amortization expenses were $22,320 and $13,680 respectively. As a result, the unamortized balance of capitalized software at December 31, 2018, and December 31, 2017, was $539,123 and $306,622 respectively.

The Company has estimated aggregate amortization expense for each of the five succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

Estimated Amortization Expense:

Fiscal year ended December 31, 2019	$36,087
Fiscal year ended December 31, 2020	$178,993
Fiscal year ended December 31, 2021	$178,993
Fiscal year ended December 31, 2022	$146,507
Fiscal year ended December 31, 2023	$0

NOTE 5. PROPERTY AND EQUIPMENT

On December 31, 2018, the Company rented its servers, computers and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the fiscal year ended December 31, 2018, and 2017, FRH Prime has generated volume rebates of $13,695 and $16,947 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group (“FRH”), a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes, due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on December 31, 2018, for purchases and cash drawn at 12% and 25% respectively. As of December 31, 2018, the Company complies with terms and conditions of the line of credit. At December 31, 2018, and December 31, 2017, the outstanding balance was $17,626 and $17,247, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to December 31, 2018 and additional extension to June 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to December 31, 2018 and additional extension to June 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018 and additional extension to December 31, 2018. The note was further extended to June 30, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

NOTE 8. Notes Payable – Related Party (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	6/30/2019	6/30/2019	6/30/2019	4/24/2019
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value $100,000, coupon 6%, dated February 22, 2016, was amended to extend the maturity date from December 31, 2018, to June 30, 2019. The Convertible Promissory Note with the face value $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from December 31, 2018, to June 30, 2019. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from December 31, 2018, to June 30, 2019. The Company, by execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2017, the current portion of convertible notes payable and accrued interest was $750,000 and $52,617 respectively. The non-current portion of convertible notes payable and accrued interest was $250,000 and $24,292 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Rental expense was $8,253 and $19,974 for the fiscal ended December 31, 2018, and 2017 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company choose to terminate in accordance with the terms of the agreement.

Employment Agreement

The Company has not entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively Officers. From July 2016, the Company is paying a monthly compensation of $8,000 and $6,250 each per month to its CEO and CFO respectively with increases each succeeding year should the agreement be approved annually by the Company. Effective September 2018, the CEO and the CFO has agreed to receive a monthly compensation of $5,000. There are also provisions for performance-based bonuses. The Company has not formalized these agreements.

Accrued Interest

At December 31, 2018, and December 31, 2017, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $136,908 and $52,617 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of December 31, 2018, and December 31, 2017, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2018, and December 31, 2017, the Company had 68,533,332 and 68,533,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of December 31, 2018, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz respectively as the founders in consideration of services rendered to the Company.

On December 12, 2016, the Company issued 28,600,000 common shares to the remaining two founding members of the Company.

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

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight consultants valued at $9,000.

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950.

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

NOTE 11. WARRANTS (continued)

Information About the Warrants Outstanding During Fiscal 2018 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at December 31, 2018	Expiration Date
653,332	$0.30	653,332	-	-	-	653,332	April 2019

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

The exercise price and a number shares of Common Stock or other securities issuable on exercise of the Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

Note 12. Income Taxes

Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	163,759	134,131
State	-	-
Valuation allowance	(163,759)	(134,131)
Total tax expense	$-	$-

	2018	2017
Net loss carryforward	163,759	134,131
Valuation allowance	(163,759)	(134,131)
Total deferred tax assets	$-	$-

In 2018 and 2017, the Company had pre-tax losses of $141,088 and $394,556, respectively, which are available for carry forward to offset future taxable income. The Company has made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2018, and 2017, including NOL carryforwards generated during the years, based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate. The rate reduction will be taking effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact is recorded due to the tax rate change.

Note 12. Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2018. The net change in the total valuation allowance for the 12 months ended December 31, 2018 was an increase of $29,628. At December 31, 2018 and 2017, we had federal and state net operating loss carry-forwards of approximately $ 779,804 and $638,717, respectively, expiring beginning in 2037 for federal and 2037 for state.

For the years ended December 31, 2018 and December 31, 2017, the Company did an analysis of its ASC 740 position and had not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties because of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return for the year 2017 and 2018 has been submitted and accepted by the United States Internal Revenue Service. The Company is not subject to tax examination by authorities in the United States before the years 2016. The New York State Tax return for the year 2017 and 2018 has been submitted and accepted by New York State Franchise Tax Board and currently the Company does not have any ongoing tax examinations.

The Company does not have any foreign tax expenses and liabilities as of December 31, 2018 and 2017.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 14. SUBSEQUENT EVENTS

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. On February 26, 2019, the Company filed the Post-Effective Amendment No. 1 (the “Amendment”) related to the Registration Statement on Form S-1and its amendments thereto, filed with the U.S. Securities and Exchange Commission on November 22, 2017 and declared effective on August 7, 2018 (Registration No. 333-221726) (the “Registration Statement”) of FDCTech, Inc., a Delaware corporation (the “Registrant”), amended the Registration Statement to remove from registration all shares of common stock that were offered for sale by the Registrant but were not sold prior to the termination of the offering made pursuant to the Registration Statement. At the termination of the offering made pursuant to the Registration Statement, 2,967,000 shares of common stock which were offered for sale by the Registrant were not sold or issued.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight consultants valued at $9,000.

The Company has evaluated subsequent events through April 15, 2019, the date these financial statements were available to be issued.

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

