Form 10-Q
period 2019-03-31
FDCTECH, INC.
filed 2019-05-15
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 15, 2019, was 68,626,332.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$136,725	$210,064
Accounts receivable, net of allowance for doubtful accounts of $88,675 and $68,675, respectively	71,030	37,155
Other current assets	7,753	2,375
Total Current assets	215,508	249,594
Capitalized software, net	606,143	539,123
Total assets	$821,651	$788,717
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,572	$5,500
Line of credit	14,862	17,626
Related-party convertible notes payable - current	1,000,000	1,000,000
Related-party accrued interest - current	151,908	136,908
Total Current liabilities	1,169,342	1,160,034
Total liabilities	1,169,342	1,160,034
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of March 31, 2019 and December 31, 2018	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,626,332 and 68,533,332 shares issued and outstanding, as of March 31, 2019 and December 31, 2018	6,862	6,853
Additional paid-in capital	415,175	401,234
Accumulated deficit	(770,128)	(779,804)
Total stockholders’ deficit	(347,691)	(371,317)
Total liabilities and stockholders’ deficit	$821,651	$788,717

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenues	$174,535	$103,506
Cost of sales	10,282	2,160
Gross Profit	164,254	101,346
Operating expenses:
General and administrative	127,159	165,629
Sales and marketing	9,856	25,706
Total operating expenses	137,016	191,335
Operating income (loss)	27,238	(89,989)
Other income (expense):
Related-party interest expense	(15,000)	(15,335)
Other income	11	27
Total other expense	(14,989)	(15,308)
Income (loss) before provision for income taxes	12,249	(105,297)
Provision for income taxes	2,572	-
Net income (loss )	$9,677	$(105,297)
Net income (loss) per common share, basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding basic and diluted	68,602,099	68,533,332

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Parent Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Three Months Ended March 31, 2018

Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)
Net Loss	-	-	-	-	-	(105,297)	(105,297)
Balance, March 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(744,014)	$(335,527)

Three Months Ended March 31, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net Income	-	-	-	-	-	9,677	9,677
Balance, March 31, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(770,128)	$(347,691)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Net income (loss)	$9,677	$(105,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Software depreciation and amortization	10,282	2,160
Common stock issued for services	9,000	-
Accounts receivable allowance	20,000	(12,000)
Change in assets and liabilities:
Gross accounts receivable	(53,875)	26,453
Accounts payable	(2,928)	4,000
Other current assets	(5,378)	-
Accrued interest	15,000	15,000
Deferred revenue	-	1,640
Net cash provided by (used in) operating activities	$1,778	$(68,044)
Investing Activities:
Capitalized software	(77,302)	(53,853)
Net cash used in investing activities	$(77,302)	$(53,853)
Financing Activities:
Line of credit	(2,765)	(7,341)
Net proceeds from common stock issuances	4,950	-
Net cash provided (used in) by financing activities	$2,185	$(7,341)
Net decrease in cash	(73,339)	(129,239)
Cash at beginning of the period	210,064	464,303
Cash at end of the period	$136,725	$335,064
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s products are designed to provide a complete solution for all operating aspects of customer’s business including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting which include management consulting, and the development of customers’ B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also act as a general technical support provider for customers and other fintech companies.

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

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenues.

●	Consulting Services, which includes turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.

●	Technology Solutions, where the Company license its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but not limited to Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency related solutions.

●	Customized Software Development, where the Company takes on design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On March 31, 2019, and December 31, 2018, the Company had $136,725 and $210,064 cash and cash equivalent held at the financial institution.

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

At March 31, 2019, and December 31, 2018, the Company has determined that allowance for doubtful accounts was $88,675 and $68,675 respectively. Bad debt expense for the three months ended March 31, 2019 and 2018, was $20,000 and $24,675 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $9,856 and $25,706 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended March 31, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 5.65% and 24.84% of the sales for the three months ended March 31, 2019, and 2018 respectively.

Office Lease

At present, the Company leases office space at 1460 Broadway, New York, NY 10036 from an unrelated party. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate in accordance with the terms of the agreement.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers. The majority of the Company’s revenues come from two contracts – IT support and maintenance (‘IT Agreement’) and software development (‘Second Amendment’) that fall within the scope of ASC 606.

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract or contracts, and subsequent amendments with the customer.
●	Identify all the performance obligations in the contract and subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

Note 2 - Summary of Significant Accounting Policies (continued)

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606 while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementation guidance on warranties, customer options, licensing, and other topics. The Company takes into account revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, nonrefundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations, where each party can identify their rights, obligations, and payment terms, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and in some cases due upon receipt of the invoice.

The Company considers contract modification as a change in the scope or price (or both) of a contract that is approved by the parties. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company assumes a contract modification when approved in writing, by oral agreement, or implied by the customary business practice of the customer. If the parties to the contract have not approved a contract modification, the Company continues to apply the guidance to the existing contract until the contract modification is approved. The Company recognizes contract modification in various forms – including but not limited to partial termination, an extension of the contract term with a corresponding increase in price, adding new goods and/or services to the contract, with or without a corresponding change in price, and reducing the contract price without a change in goods or services promised.

For all its goods and services, at contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines that stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

Note 2 - Summary of Significant Accounting Policies (continued)

Since January 21, 2016 (‘Inception’), the Company has derived its revenues mainly from three sources – consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based upon the consideration outlined in an arrangement or contract with a customer.

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date in which such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for the installation of the platform and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work in the contract.

For purposes of determining the transaction price, the Company assumes that the goods or services promised in the existing contract will be transferred to the customer. The Company assumes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer that has an original term of one year and the Company expects the customer to renew for a second year, the Company would determine the transaction price based on the original one-year term. When determining the transaction price, the Company first identifies the fixed consideration, which includes any nonrefundable upfront payment amounts.

For purposes of allocating the transaction price, the Company allocates an amount that best represents consideration that the entity expects to receive for transferring each promised good or service to the customer. To meet the allocation objective, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price, where it evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” the promised goods or services when, or as, the customer obtains control of the goods or services. The Company considers a customer “obtains control” of an asset when, or as, it can direct the use of, and obtain all the remaining benefits from, an asset substantially. The Company recognizes deferred revenue related to services which it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will deliver more than one year into the future as a non-current liability.

For the period ending March 31, 2019, the Company’s two major revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation and the second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement, whereby purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a full and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) in continuation of the asset purchase agreement, and the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part for the was the sale of source code in four equal installments of $20,000 each. All payments were received by May 5, 2019.

According to the Second Amendment, the Company identifies two main ongoing performance obligations in the contract for the following development services of the Platform:

a) Customized developments, and

b) Software updates.

The Company receives $75 per hour for the first 100 hours/month of approved development services and $45 per hour for all services over 100 hours per month. The Company invoices the Customer for all development services rendered and any cash received for the development services is non-refundable.

On February 5, 2018 (‘Effective Date’), the Company signed IT support and maintenance agreement (‘IT Agreement’) with an FX/OTC broker (‘FX Broker’) regulated by the Malta Financial Services Authority, where the Company earns the recurring monthly payment from the FX Broker for delivering IT support and maintenance services (‘Services’) to FX Broker’s legacy technology infrastructure. The term of this Agreement commenced on the Effective Date and shall continue until terminated by either party either for cause, bankruptcy, and other default clauses. The Company completes and satisfies its performance obligation upon accomplishment of all support and maintenance activities every month. The Company invoices the FX Broker at the beginning of the month for services performed, delivered, and accepted for the prior month. At the time of the invoice, the Company renders all Services, and any cash received for Services is non-refundable.

Note 2 - Summary of Significant Accounting Policies (continued)

According to the terms and conditions of the contract, the Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month which is equal to the invoice amount.

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of March 31, 2019 and December 31, 2018.

Revenues

For the three months ended March 31, 2019 and 2018, the Company had eight (8) and ten (10) active customers respectively. Revenues generated from the top three (3) customers represented approximately 96.62% and 70.45% of total revenue for the three months ended March 31, 2019 and 2018 respectively.

Accounts Receivable

At March 31, 2019, and December 31, 2018, Company’s top four (4) customers comprise roughly 72.12% and 83.55% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R&D) Cost

The Company acknowledges that future benefits from research and development (R&D) are uncertain and R&D expenditures cannot be capitalized. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three months ended March 31, 2019 and 2018, the Company did not incur R&D cost.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On March 31, 2019, and December 31, 2018, there are no impairment charges.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $10,282 and $2,160 for the three months ended March 31, 2019, and 2018 respectively and the Company classifies such cost as the Cost of Sales.

The Company capitalizes significant costs incurred during the application development stage for internal-use software. The Company does not believe that the capitalization of software development costs is material to date.

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

As of March 31, 2019, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF and noted that the value of the BCF for each note was insignificant. Thus no debt discount was recorded as of March 31, 2019.

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332 basic and dilutive shares issued and outstanding respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the three months ended March 31, 2019, common stock equivalents were dilutive due to a net income of $9,677 for the period. During the three months ended March 31, 2018, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, they are not considered in the computation.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications had an impact on reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606 while prior period amounts are reported following legacy GAAP. Refer to Note 2 Revenue from Major Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2019, and December 31, 2018, the accumulated deficit was $770,128 and $779,804 respectively.

During the three months ended March 31, 2019, and 2018, the Company incurred a net income of $9,677 and a net loss of $105,297 respectively.

Since inception, the Company has sustained recurring losses, and negative cash flows from operations. As of March 31, 2019, and December 31, 2018, the Company had $136,725 and $210,064 cash on hand respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months. For the three months ended March 31, 2019, and 2018, the Company has earned steady revenues year-over-year and continues to reduce its operating expenses. However, the Company continues to experience negative cash flows from operations, as well as the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. See Note 8 for Notes Payable. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2019.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2019, and 2018, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At March 31, 2019, and December 31, 2018, the gross capitalized software asset was $638,745 and $561,443 respectively. At the end of March 31, 2019, and December 31, 2018, the accumulated software depreciation and amortization expenses were $32,602 and $22,320 respectively. As a result, the unamortized balance of capitalized software at March 31, 2019, and December 31, 2018, was $606,143 and $539,123 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

On March 31, 2019, the Company rents its servers, computers and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the three months ended March 31, 2019, and 2018, FRH Prime has generated volume rebates of $948 and $2,696 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes, due on September 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on March 31, 2019, for purchases and cash drawn at 12% and 25% respectively. As of March 31, 2019, the Company complies with terms and conditions of the line of credit. At March 31, 2019, and December 31, 2018, the outstanding balance was $14,862 and $17,626, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to June 30, 2019 and additional extension to September 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

NOTE 8. Notes Payable – Related Party (continued)

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to June 30, 2019, and additional extension to September 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018. The Maturity Date of the Note was extended to June 30, 2019, and additional extension to September 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Maturity Date of the Note was extended to September 30, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	09/30/2019	09/30/2019	09/30/2019	09/30/2019
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value $100,000, coupon 6%, dated February 22, 2016, was amended to extend the maturity date from March 31, 2019, to June 30, 2019, and to September 30, 2019. The Convertible Promissory Note with the face value $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from March 31, 2019, to June 30, 2019, and to September 30, 2019. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from November 17, 2018, to December 31, 2018, to June 30, 2019, and to September 30, 2019. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated April 24, 2017, was amended to extend the maturity date from April 24, 2019, to September 30, 2019. The Company, by the execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

Note 8 – Notes Payable Related Party (continued)

At March 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $151,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $2,750 and $650 for the three months ended March 31, 2019, and 2018 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate in accordance with the terms of the agreement.

Employment Agreement

The Company has not entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively Officers. From July 2016, the Company is paying a monthly compensation of $8,000 and $6,250 each per month to its CEO and CFO respectively with increases each succeeding year should the agreement be approved annually by the Company. Effective September 2018, the CEO and the CFO has agreed to receive monthly compensation of $5,000. There are also provisions for performance-based bonuses. The Company has not formalized these agreements.

Accrued Interest

At March 31, 2019, and December 31, 2018, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $151,908 and $136,908 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of March 31, 2019, and December 31, 2018, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of March 31, 2019, the Company had 4,000,000 preferred shares issued and outstanding.

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

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950.

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

Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock for $0.30 per share at any time until April 30, 2019 (‘Expiration Date.’). The Company issued the securities with a restrictive legend.

Information About the Warrants Outstanding During Fiscal 2019 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2018	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at March 31, 2019	Expiration Date
653,332	$0.30	653,332	-	-	-	653,332	April 2019

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

As of the date of this report, no Class A Warrants were exercised, and all Class A Warrants have expired.

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

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

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand of its Crypto Web Trader and expects to launch its crypto exchange platform by the fourth quarter of the fiscal year ended December 31, 2019. The Company has partnered with a financial technology company to a non-exclusive strategic worldwide marketing alliance agreement, where both parties shall engage in promoting – Dealer Desk System and Condor Back Office, collectively known as Dealer Management System. The Company plans to launch the product in the fourth quarter of the fiscal year ended December 31, 2019.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $1,327,736 in revenues from January 21, 2016 (inception) to March 31, 2019. For the three months ending March 31, 2019, and 2018, the Company earned revenues of $174,535 and $103,506 respectively.

As of March 31, 2019, the Company has issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

Financial Condition at March 31, 2019

At March 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $151,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. On March 31, 2019, the accumulated deficit was $770,128.

Our cash balance is $136,725 as of March 31, 2019. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. In the future, as the Company increase its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2019.

Financial Condition at December 31, 2018

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. On December 31, 2018, the accumulated deficit was $779,804.

Our cash balance was $210,064 as of December 31, 2018. We do not believe that our cash balance is sufficient to fund our operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, and 2018

For the three months ended March 31, 2019, and 2018, the Company had active eight (8) and ten (10) customers respectively. Revenues generated from the top three customers represented approximately 96.62% and 70.45% of total revenue for the three months ended March 31, 2019, and 2018 respectively. The revenues generated for the three months ended March 31, 2019, and 2018 was $174,535 and $103,506 respectively. During the three months ended March 31, 2019, and 2018, the Company earned a net income of $9,677 and incurred a net loss of $105,297 respectively.

The total revenue breakdown for the three months ended March 31, 2019, and 2018 is below:

Three Months Ended	March 31, 2019	March 31, 2018
Revenue Description	% of Total	% of Total
Consulting Services	0.00%	46.25%
Technology Solutions	100.00%	53.75%
Total	100.00%	100.00%

During the three months ended March 31, 2019, and 2018, the Company incurred general & administrative costs (“G&A”) of $127,159 and $165,629 (excluding amortization expenses) respectively. The reduced G&A costs for the three months ended March 31, 2019, is due to the lower rental, professional & consulting fees. The G&A expenses were 72.86% and 160.02% of the revenue for the three months ended March 31, 2019, and 2018 respectively. Amortization expense was $10,282 and $2,160 for the three months ended March 31, 2019, and 2018 respectively, included in the Cost of sales expense. The rental expense was $2,750 and $650 for the three months ended March 31, 2019, and 2018 respectively. For the fiscal year ending December 31, 2018, the rent payment or membership fee at the office was $890 per month. For the fiscal year 2019, the rent payment or membership fee at the office is $890 per month, included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate in accordance with the terms of the agreement.

The Company incurred approximately $9,856 and $25,706 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended March 31, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 5.65% and 24.84% of the sales for the three months ended March 31, 2019, and 2018 respectively.

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the three months ended March 31, 2019, and 2018, FRH Prime has generated volume rebates of $948 and $2,696 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2019, and December 31, 2018, we had a cash balance of $136,725 and $210,064 respectively.

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

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to March 31, 2019. As of March 31, 2019, and December 31, 2018, the Company had an accumulated deficit of $770,128 and $779,804 respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2018, and 2017, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 16, 2019. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for exemption. As a result, the Company may delay the adoption of certain accounting standards until the standards would otherwise apply to private companies.

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

Recent Accounting Pronouncements

We have not implemented all new accounting pronouncements that are in effect, and that may impact our financial statements, and any other new accounting pronouncements may have a material impact on our financial position or results of operations. While we have described significant accounting policies in more details in Note 2 of our quarterly financial statements included in our Form 10-Q, we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 16, 2019, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2019 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company, and the Company is unaware of any proceedings contemplated against it.

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

FDCTECH, INC.

Date: May 15, 2019	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 15, 2019	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

