Form 10-Q
period 2019-06-30
FDCTECH, INC.
filed 2019-08-14
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 13, 2019, was 68,626,332.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$95,011	$210,064
Accounts receivable, net of allowance for doubtful accounts of $78,087 and $20,000, respectively	40,078	37,155
Other current assets	7,753	2,375
Total Current assets	142,842	249,594
Capitalized software, net	662,217	539,123
Total assets	$805,059	$788,717
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$-	$5,500
Line of credit	16,361	17,626
Related-party convertible notes payable	1,000,000	1,000,000
Related-party accrued interest	166,908	136,908
Deferred revenue	1,000	-
Total Current liabilities	1,184,269	1,160,034
Total liabilities	1,184,269	1,160,034
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2019 and December 31, 2018	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,626,332 and 68,533,332 shares issued and outstanding, as of June 30, 2019 and December 31, 2018	6,862	6,853
Additional paid-in capital	415,175	401,234
Accumulated deficit	(801,647)	(779,804)
Total stockholders’ deficit	(379,210)	(371,317)
Total liabilities and stockholders’ deficit	$805,059	$788,717

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$92,267	$182,498	266,802	$286,004
Cost of sales	9,562	2,160	19,843	4,320
Gross Profit	82,705	180,338	246,959	281,684
Operating expenses:
General and administrative	95,473	123,770	222,632	289,399
Sales and marketing	6,325	18,451	16,181	44,157
Total operating expenses	101,798	142,221	238,813	333,556
Operating income (loss)	(19,093)	38,117	8,145	(51,872)
Other income (expense):
Related-party interest expense	(15,000)	(15,000)	(30,000)	(30,335)
Other income (expense)	1	(1,867)	12	(1,840)
Total other expense	(14,999)	(16,867)	(29,988)	(32,175)
Income (loss) before provision for income taxes	(34,091)	21,250	(21,842)	(84,047)
Provision (benefit) for income taxes	(2,572)	-	-	-
Net income (loss )	$(31,519)	$21,250	(21,842)	$(84,047)
Net income (loss) per common share, basic and diluted	$(0.00)	$0.00	(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	68,626,332	68,533,332	68,614,732	68,533,332

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Six Months Ended June 30, 2018

Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)
Net Loss	-	-	-	-	-	(84,047)	(84,047)
Balance, June 30, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(722,763)	$(314,276)

Six Months Ended June 30, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net loss	-	-	-	-	-	(21,842)	(21,842)
Balance, June 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(801,647)	$(379,210)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Net loss	$(21,842)	$(84,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	19,843	4,320
Common stock issued for services	9,000	-
Accounts receivable allowance	9,412	-
Change in assets and liabilities:
Gross accounts receivable	(12,335)	13,800
Accounts payable	(5,500)	5,257
Prepaid expenses	(5,378)	-
Accrued interest	30,000	30,000
Deferred revenue	1,000	1,640
Net cash provided by (used in) operating activities	$24,200	$(29,030)
Investing Activities:
Capitalized software	(142,937)	(112,452)
Net cash used in investing activities	$(142,937)	$(112,452)
Financing Activities:
Line of credit	(1,266)	(1,786)
Net proceeds from common stock and paid-in-capital	4,950	-
Net cash provided by (used in) financing activities	$3,684	$(1,786)
Net decrease in cash	(115,053)	(143,268)
Cash at beginning of the period	210,064	464,303
Cash at end of the period	$95,011	$321,035
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s products are designed to provide a complete solution for all operating aspects of customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, which include management consulting and the development of customers’ B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also act as a general technical support provider for customers and other fintech companies.

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

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenues.

●	Consulting Services, which includes turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.

●	Technology Solutions, where the Company license its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but not limited to Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.

●	Customized Software Development, where the Company takes on design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.

The Company’s customers are companies in the cryptocurrency and blockchain space, where it is acting as an advisor/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto-related solutions, which include revenues from development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop technology architecture of crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers, where the Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

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

Third-Party Industry Accreditation

In July 2016, Financial Commission, a leading financial services industry external dispute resolution (EDR) organization, with a diverse membership of online brokerages and independent services providers (ISPs) provided the technology certification for the Company. Financial Commission conducted its rigorous review of Company’s platforms, including its Condor Risk Management Back Office for MT4, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record-keeping, among other fields deemed necessary for the technical certification of the Company. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

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

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities.

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

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On June 30, 2019, and December 31, 2018, the Company had $95,011 and $210,064 cash and cash equivalent held at the financial institution.

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

At June 30, 2019, and December 31, 2018, the Company has determined that allowance for doubtful accounts was $78,087 and $68,675 respectively. Bad debt expense for the six months ended June 30, 2019, and 2018, was $20,000 and $42,275 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $6,325 and $18,451 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended June 30, 2019, and 2018 respectively. The sales, marketing, and advertising expenses represented 6.86% and 10.11% of the sales for the three months ended June 30, 2019, and 2018 respectively.

The Company incurred $16,181 and $44,157 in sales, marketing and advertising costs (“sales & marketing”) for the six months ended June 30, 2019, and 2018 respectively. The sales, marketing, and advertising expenses represented 6.06% and 15.44% of the sales for the six months ended June 30, 2019, and 2018 respectively.

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

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one year period. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expense. From February 2020, this agreement continues on a yearly basis upon written request by the Company. The Company’s uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia from an unrelated party for a eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expense. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days notice. The Company’s uses the office for software development and technical support.

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

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date in which such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for the installation of the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables, as stated in the Statement-of-Work in the contract.

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

For the period ending June 30, 2019, the Company’s two major revenue streams accounted for under ASC 606 follows:

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

Note 2 - Summary of Significant Accounting Policies (continued)

According to the terms and conditions of the contract, the Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, which is equal to the invoice amount.

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of June 30, 2019 and December 31, 2018.

Revenues

For the six months ended June 30, 2019 and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 95.51% and 58.60% of total revenue for the six months ended June 30, 2019 and 2018 respectively.

Accounts Receivable

At June 30, 2019, and December 31, 2018, Company’s top four (4) customers comprise roughly 66.89% and 88.55% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R&D) Cost

The Company acknowledges that future benefits from research and development (R&D) are uncertain, and R&D expenditures cannot be capitalized. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the six months ended June 30, 2019 and 2018, the Company did not incur R&D cost.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On June 30, 2019, and December 31, 2018, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next 12 months significantly.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the design specifications of the Condor FX Back Office for MT4 Version, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technological feasibility of Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $9,562 and $2,160 for the three months ended June 30, 2019, and 2018, respectively. Amortization expense was $19,843 and $4,320 for the six months ended June 30, 2019, and 2018, respectively. The Company classifies such cost as the Cost of Sales.

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

As of June 30, 2019, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF and noted that the value of the BCF for each note was insignificant. Thus no debt discount was recorded as of June 30, 2019.

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332 basic and dilutive shares issued and outstanding respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the six months ended June 30, 2019 and 2018, common stock equivalents were anti-dilutive due to a net loss of $21,842 and $84,047, respectively. Hence, they are not considered in the computation.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications had an impact on reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606 while prior period amounts are reported following legacy GAAP. Refer to Note 2 Summary of Significant Accounting Policies for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2019, and December 31, 2018, the accumulated deficit was $801,647 and $779,804 respectively.

During the three months ended June 30, 2019, and 2018, the Company incurred a net loss of $31,519 and a net income of $21,250 respectively. During the six months ended June 30, 2019, and 2018, the Company incurred a net loss of $21,842 and $84,047 respectively.

Since inception, the Company has sustained recurring losses, and negative cash flows from operations. As of June 30, 2019, and December 31, 2018, the Company had $95,011 and $210,064 cash on hand, respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months. For the six months ended June 30, 2019, and 2018, the Company has earned steady revenues year-over-year and continues to reduce its operating expenses. For the six months ended in June 30, 2019, the Company experienced positive cash flows from operations, however, the cash flow is not significant to meet the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the six months ended June 30, 2019, and 2018, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At June 30, 2019, and December 31, 2018, the gross capitalized software asset was $704,380 and $561,443 respectively. At the end of June 30, 2019, and December 31, 2018, the accumulated software depreciation and amortization expenses were $42,163 and $22,320 respectively. As a result, the unamortized balance of capitalized software at June 30, 2019, and December 31, 2018, was $662,217 and $539,123 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

On June 30, 2019, the Company rents its servers, computers and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the six months ended June 30, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $9,787 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes, due on September 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event, will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on June 30, 2019, for purchases and cash drawn at 12% and 25% respectively. As of June 30, 2019, the Company complies with terms and conditions of the line of credit. At June 30, 2019, and December 31, 2018, the outstanding balance was $16,361 and $17,626, respectively.

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

Note 8 – Notes Payable Related Party (continued)

At June 30, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $166,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $12,524 and $1,300 for the six months ended June 30, 2019, and 2018 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one year period. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expense. From February 2020, this agreement continues yearly upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expense. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At June 30, 2019, and December 31, 2018, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $166,908 and $136,908 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of June 30, 2019, and December 31, 2018, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of June 30, 2019, the Company had 4,000,000 preferred shares issued and outstanding.

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

Information About the Warrants Outstanding During Fiscal 2019 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2018	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at June 30, 2019	Expiration Date
653,332	$0.30	653,332	-	-	653,332	-	April 2019

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

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

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

The Company is in the final stages of completing the Condor FX Pro Trading Platform. The Company is negotiating licensing agreements with several retail FX brokers for the use of Condor FX Pro Trading Platform. In the third quarter of the fiscal year ending December 31, 2019, the Company expects to release, market and distribute the Condor FX Pro Trading Terminal and MT4 Plugins which will allow traders to trade on Condor FX Pro Trading front-end and MT4 trading platform via single wallet.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand of its Crypto Web Trader and expects to launch its crypto exchange platform by the fourth quarter of the fiscal year ended December 31, 2019.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $1,422,747 in revenues from January 21, 2016 (inception) to June 30, 2019. For the three months ending June 30, 2019, and 2018, the Company earned revenues of $92,267 and $182,498 respectively. The variance was mainly due to significant management consulting income earned for the three months ended June 30, 2018. For the six months ending June 30, 2019, and 2018, the Company earned revenues of $266,802 and $286,004 respectively.

As of June 30, 2019, the Company has issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

Financial Condition at June 30, 2019

At June 30, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $166,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. On June 30, 2019, the accumulated deficit was $801,647.

Our cash balance is $95,011 as of June 30, 2019. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019, and 2018

For the three months ended June 30, 2019, and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three customers represented approximately 93.84% and 57.04% of total revenue for the three months ended June 30, 2019, and 2018 respectively. The revenues generated for the three months ended June 30, 2019, and 2018 was $92,267 and $182,498 respectively. During the three months ended June 30, 2019, and 2018, the Company incurred a net loss of $31,519 and earned a net income of $21,250 respectively.

The total revenue breakdown for the three months ended June 30, 2019, and 2018 is below:

Three Months Ended	June 30, 2019	June 30, 2018
Revenue Description	% of Total	% of Total
Consulting Services	0.00%	35.83%
Technology Solutions	100.00%	64.17%
Total	100.00%	100.00%

During the three months ended June 30, 2019, and 2018, the Company incurred general & administrative costs (“G&A”) of $95,473 and $123,770 (excluding amortization expenses) respectively. The G&A expenses were 103.47% and 67.82% of the revenue for the three months ended June 30, 2019, and 2018 respectively. Amortization expense was $9,562 and $2,160 for the three months ended June 30, 2019, and 2018 respectively, included in the Cost of sales expense. The total rental expense was $9,774 and $650 for the three months ended June 30, 2019, and 2018 respectively.

The Company incurred approximately $6,325 and $18,451 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended June 30, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 6.86% and 10.11% of the sales for the three months ended June 30, 2019, and 2018 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the three months ended June 30, 2019, and 2018, FRH Prime has generated volume rebates of $333 and $7,977 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Six Months Ended June 30, 2019, and 2018

For the six months ended June 30, 2019, and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three customers represented approximately 95.51% and 58.60% of total revenue for the six months ended June 30, 2019, and 2018 respectively. The revenues generated for the six months ended June 30, 2019, and 2018 was $266,802 and $286,004 respectively. During the six months ended June 30, 2019, and 2018, the Company incurred a net loss of $21,842 and $84,047 respectively.

The total revenue breakdown for the six months ended June 30, 2019, and 2018 is below:

Six Months Ended	June 30, 2019	June 30, 2018
Revenue Description	% of Total	% of Total
Consulting Services	0.00%	33.26%
Technology Solutions	100.00%	66.74%
Total	100.00%	100.00%

During the six months ended June 30, 2019, and 2018, the Company incurred general & administrative costs (“G&A”) of $222,632 and $289,399 (excluding amortization expenses) respectively. The G&A expenses were 83.44% and 101.19% of the revenue for the six months ended June 30, 2019, and 2018 respectively. Amortization expense was $19,843 and $4,320 for the six months ended June 30, 2019, and 2018 respectively, included in the Cost of sales expense. The rental expense was $12,524 and $1,300 for the six months ended June 30, 2019, and 2018 respectively.

The Company incurred approximately $16,181 and $44,157 in sales, marketing and advertising costs (“sales & marketing”) for the six months ended June 30, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relation activities. The sales, marketing, and advertising expenses represented 6.06% and 15.44% of the sales for the six months ended June 30, 2019, and 2018 respectively.

For the six months ended June 30, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $9,787 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

For the six months ended June 30, 2019, the rent payment or membership fee at the office was $890 per month. For the fiscal year 2019, the rent payment or membership fee at the office shall be $890 per month, and it will be included in the General and administrative expense. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one-year period. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expense. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2019, and December 31, 2018, we had a cash balance of $95,011 and $210,064 respectively.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve months to support the growth, which mainly includes software development and purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales & marketing and working capital, respectively.

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

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). Effective June 1, 2017, to date, we have raised an aggregate of $98,000 through a private placement of our common stock to our officers, directors and their friends and relatives and business associates.

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to June 30, 2019. As of June 30, 2019, and December 31, 2018, the Company had an accumulated deficit of $801,647 and $779,804 respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2018, and 2017, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2019 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: August 13, 2019	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: August 13, 2019	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

