Form 10-Q
period 2019-09-30
FDCTECH, INC.
filed 2019-11-12
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

200 Spectrum Center Drive, Suite 300

Irvine, CA 92618

(Address of principal executive offices)

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	FDCT	OTC Markets

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 12, 2019, was 68,626,332.

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

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$65,553	$210,064
Accounts receivable, net of allowance for doubtful accounts of $78,087 and $68,675, respectively	15,878	37,155
Other current assets	7,753	2,375
Total Current assets	89,184	249,594
Capitalized software, net	675,940	539,123
Total assets	$765,124	$788,717
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$-	$5,500
Line of credit	23,605	17,626
Related-party convertible notes payable	1,000,000	1,000,000
Related-party accrued interest	181,908	136,908
Deferred revenue	3,000	-
Total Current liabilities	1,208,513	1,160,034
Total liabilities	1,208,513	1,160,034
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2019 and December 31, 2018	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,626,332 and 68,533,332 shares issued and outstanding, as of September 30, 2019 and December 31, 2018	6,862	6,853
Additional paid-in capital	415,175	401,234
Accumulated deficit	(865,826)	(779,804)
Total stockholders’ deficit	(443,389)	(371,317)
Total liabilities and stockholders’ deficit	$765,124	$788,717

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$57,760	$136,812	324,562	$422,817
Cost of sales	48,127	2,160	67,970	6,480
Gross Profit	9,633	134,652	256,592	416,337
Operating expenses:
General and administrative	55,177	107,602	277,809	397,001
Sales and marketing	3,636	14,044	19,817	58,201
Total operating expenses	58,813	121,646	297,626	455,202
Operating income (loss)	(49,180)	13,006	(41,034)	(38,865)
Other income (expense):
Related-party interest expense	(15,000)	(15,000)	(45,000)	(45,335)
Other income (expense)	-	18	12	(1,821)
Total other expense	(15,000)	(14,982)	(44,988)	(47,156)
Income (loss) before provision for income taxes	(64,180)	(1,976)	(86,022)	(86,021)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss )	$(64,180)	$(1,976)	(86,022)	$(86,021)
Net income (loss) per common share, basic and diluted	$(0.00)	$0.00	(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	68,626,332	68,533,332	68,618,343	68,533,332

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three Months Ended September 30, 2019

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Three Months Ended September 30, 2018

Balance, June 30, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(722,762)	$(314,275)
Net Loss	-	-	-	-	-	(1,976)	(1,976)
Balance, September 30, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(724,738)	$(316,251)

Three Months Ended September 30, 2019

Balance, June 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(801,647)	$(379,210)
Net loss	-	-	-	-	-	(64,180)	(64,180)
Balance, September 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(865,826)	$(443,389)

Nine Months Ended September 30, 2019

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Nine Months Ended September 30, 2018

Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)
Net Loss	-	-	-	-	-	(86,021)	(86,021)
Balance, September 30, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(724,738)	$(316,251)

Nine Months Ended September 30, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net loss	-	-	-	-	-	(86,022)	(86,022)
Balance, September 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(865,826)	$(443,389)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Net loss	$(86,022)	$(86,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	67,970	6,480
Common stock issued for services	9,000	-
Accounts receivable allowance	9,412	23,350
Change in assets and liabilities:
Gross accounts receivable	11,865	(32,846)
Accounts payable	(5,500)	6,233
Prepaid expenses	(5,378)	-
Accrued interest	45,000	45,000
Deferred revenue	3,000	-
Net cash provided by (used in) operating activities	$49,347	$(37,804)
Investing Activities:
Capitalized software	(204,787)	(183,050)
Net cash used in investing activities	$(204,787)	$(183,050)
Financing Activities:
Line of credit	5,979	(4,235)
Net proceeds from common stock and paid-in-capital	4,950	-
Net cash provided by (used in) financing activities	$10,929	$(4,235)
Net decrease in cash	(144,511)	(225,089)
Cash at beginning of the period	210,064	464,303
Cash at end of the period	$65,553	$239,214
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

We also utilize many indirect channels where a network of industry professionals, introducing and referring brokers (collectively “RB/IB”) as third parties promote our services in exchange for performance-based compensation. In most cases, RB/IB carries out the lead generation function while our staff provides the customer and technical service.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On September 30, 2019, and December 31, 2018, the Company had $65,553 and $210,064 cash and cash equivalent held at the financial institution.

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

At September 30, 2019, and December 31, 2018, the Company has determined that allowance for doubtful accounts was $78,087 and $68,675 respectively. Bad debt expense for the nine months ended September 30, 2019, and 2018, was $20,000 and $42,275 respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $3,636 and $14,044 in sales, marketing and advertising costs (“sales & marketing”) for the three months ended September 30, 2019, and 2018 respectively. The sales, marketing, and advertising expenses represented 6.30% and 10.27% of the sales for the three months ended September 30, 2019, and 2018 respectively.

The Company incurred $19,817 and $58,201 in sales, marketing, and advertising costs (“sales & marketing”) for the nine months ended September 30, 2019, and 2018 respectively. The sales, marketing, and advertising expenses represented 6.11% and 13.77% of the sales for the nine months ended September 30, 2019, and 2018 respectively.

The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities.

Office Lease

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space as on need basis. Previously, the Company leased office space at 1460 Broadway, New York, NY 10036, from an unrelated party. The new rent payment or membership fee is $90 per month compared to the previous rent payment or membership fee at the office of $890 per month, which is included it in the General and administrative expenses. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

As all leases are either on a month to month basis or less than a year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General & Administrative expenses.

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

For purposes of determining the transaction price, the Company assumes that the goods or services promised in the existing contract will be transferred to the customer. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer that has an original term of one year and the Company expects the customer to renew for a second year, the Company would determine the transaction price based on the original one-year term. When determining the transaction price, the Company first identifies the fixed consideration, which includes any nonrefundable upfront payment amounts.

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

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” of promised goods or services when, or as, the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when, or as, it can direct the use of, and obtain all the remaining benefits from, an asset substantially. The Company recognizes deferred revenue related to services which it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

For the period ending September 30, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation, and the second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2018, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable, which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement, whereby the purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a full and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) in continuation of the asset purchase agreement, and the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part for the was the sale of source code in four equal installments of $20,000 each. All payments were received by May 5, 2019.

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

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of September 30, 2019 and December 31, 2018.

Revenues

For the nine months ended September 30, 2019 and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 94.94% and 60.61% of total revenue for the nine months ended September 30, 2019 and 2018 respectively.

Accounts Receivable

At September 30, 2019, and December 31, 2018, Company’s top four (4) customers comprise roughly 82.98% and 88.55% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R&D) Cost

The Company acknowledges that future benefits from research and development (R&D) are uncertain; as a result, the Company has not capitalized R&D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the nine months ended September 30, 2019 and 2018, the Company did not incur R&D cost.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On September 30, 2019, and December 31, 2018, there are no impairment charges.

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

At September 30, 2019 and 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended December 30, 2018 and prior years or in computing its tax provision for 2019. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to review by U.S. Federal and State tax authorities for the period ended December 31, 2016 to the present, generally, for three years after the Company has filed the taxes.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the design specifications of the Condor FX Back Office for MT4 Version, Condor FX Pro Trading Desktop and Web Trader Terminal Desktop, and Condor Pricing Engine. The Company established the technological feasibility of the Crypto WebTrader Platform in 2018. The Company estimates the useful life of the software to be three (3) years. The Company is in the process of developing the Condor WebTrader platform. The Company estimates the useful life of the Condor FX WebTrader platform to be three (3) years.

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $48,127 and $2,160 for the three months ended September 30, 2019, and 2018, respectively. Amortization expense was $67,970 and $6,480 for the nine months ended September 30, 2019, and 2018, respectively. The Company classifies such costs as the Cost of Sales.

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

As of September 30, 2019, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF and noted that the value of the BCF for each note was insignificant. Thus no debt discount was recorded as of September 30, 2019.

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332 basic and dilutive shares issued and outstanding respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the Nine months ended September 30, 2019 and 2018, common stock equivalents were anti-dilutive due to a net loss of $86,022 and $86,021, respectively. Hence, they are not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2019, and December 31, 2018, the accumulated deficit was $865,826 and $779,804 respectively.

During the three months ended September 30, 2019, and 2018, the Company incurred a net loss of $64,180 and $1,976 respectively. During the Nine months ended September 30, 2019, and 2018, the Company incurred a net loss of $86,022 and $86,021respectively.

Since inception, the Company has sustained recurring losses, and negative cash flows from operations. As of December 31, 2019, and December 31, 2018, the Company had $65,553 and $210,064 cash on hand, respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months. For the nine months ended September 30, 2019, and 2018, the Company has earned steady revenues year-over-year and continues to reduce its operating expenses. For the nine months ended on September 30, 2019, the Company experienced positive cash flows from operations. However, the cash flow is not significant to meet the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the nine months ended September 30, 2019, and 2018, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At September 30, 2019, and December 31, 2018, the gross capitalized software asset was $766,230 and $561,443 respectively. At the end of September 30, 2019, and December 31, 2018, the accumulated software depreciation and amortization expenses were $90,290 and $22,320, respectively. As a result, the unamortized balance of capitalized software on September 30, 2019, and December 31, 2018, was $675,940 and $539,123 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

On September 30, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Furniture and fixtures and any leasehold improvements are provided by the lessor at 1460 Broadway, New York, NY 10036 under the rent Agreement as discussed in Note 2. Effective October 29, 2019, the Company changed its headquarters to 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company, incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the nine months ended September 30, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $12,735, respectively, from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes due on December 31, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on September 30, 2019, for purchases and cash drawn at 12% and 25%, respectively. As of September 30, 2019, the Company complies with terms and conditions of the line of credit. At September 30, 2019, and December 31, 2018, the outstanding balance was $23,605 and $17,626, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended from September 30, 2019 to December 31, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

NOTE 8. Notes Payable – Related Party (continued)

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended from September 30, 2019 to December 31, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018. The Maturity Date of the Note was extended from September 30, 2019 to December 31, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Maturity Date of the Note was extended to December 31, 2019. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	12/31/2019	12/31/2019	12/31/2019	12/31/2019
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value $100,000, coupon 6%, dated February 22, 2016, was amended to extend the maturity date from March 31, 2019, to September 30, 2019, and to December 31, 2019. The Convertible Promissory Note with the face value $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from March 31, 2019, to September 30, 2019, and to December 31, 2019. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from November 17, 2018, to December 31, 2018, to September 30, 2019, and to December 31, 2019. The Convertible Promissory Note with the face value $250,000, coupon 6% issue, dated April 24, 2017, was amended to extend the maturity date from April 24, 2019, to December 31, 2019. The Company, by the execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

Note 8 – Notes Payable Related Party (continued)

At September 30, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $181,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908 respectively. There was no non-current portion of convertible notes payable and accrued interest.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $22,909 and $3,896 for the nine months ended September 30, 2019, and 2018 respectively. The rent payment or membership fee at the office is $890 per month, and we have included it in the General and administrative expenses. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement. Effective October 29, 2019, the Company changed its head office to 200 Spectrum Center Drive Suite 300, Irvine, CA 92618.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement continues yearly upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

As all leases are either on a month to month basis or less than a year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General & Administrative expenses.

Employment Agreement

The Company has not entered into a formalized employment agreement with its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively Officers. From July 2016, the Company is paying a monthly compensation of $8,000 and $6,250 each per month to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually by the Company. Effective September 2018, the CEO and the CFO have agreed to receive monthly compensation of $5,000. There are also provisions for performance-based bonuses. The Company has not formalized these agreements.

Accrued Interest

On September 30, 2019, and December 31, 2018, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $181,908 and $136,908 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of September 30, 2019, and December 31, 2018, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of September 30, 2019, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company.

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

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultants valued at $10,500. The Company issued the securities with a restrictive legend.

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

Information About the Warrants Outstanding During Fiscal 2019 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2018	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at September 30, 2019	Expiration Date
653,332	$0.30	653,332	-	-	653,332	-	April 2019

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

NOTE 12. INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at September 30, 2019 and December 31, 2018, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had federal net operating loss carryforwards of approximately $182,000 and $163,759, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	September 30, 2019	December 31, 2018
Tax at statutory rate (21%)	182,000	163,759
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	(182,000)	(163,759)
Total	-	-

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 14. SUBSEQUENT EVENTS

Effective October 29, 2019, the Company changed its headquarters to 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

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

The Company has completed the Condor FX Pro Trading Platform. The Company is negotiating licensing agreements with several retail FX brokers for the use of Condor FX Pro Trading Platform. In the third quarter of the fiscal year ending December 31, 2019, the Company released, marketed, and distributed the Condor FX Pro Trading Terminal and MT4 Plugins, which allows traders to trade on Condor FX Pro Trading front-end and MT4 trading platform via single wallet.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand of its Crypto Web Trader and expects to launch its crypto exchange platform by the fourth quarter of the fiscal year ended December 31, 2019.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has earned $1,480,507 in revenues from January 21, 2016 (inception) to September 30, 2019. For the three months ending September 30, 2019, and 2018, the Company earned revenues of $57,760 and $136,812, respectively. The variance was mainly due to significant management consulting income earned for the three months ended September 30, 2018. For the nine months ending September 30, 2019, and 2018, the Company earned revenues of $324,562 and $422,817 respectively.

As of September 30, 2019, the Company has issued four convertible notes collectively known as FRH Group Note for net cash proceeds of $1,000,000.

Financial Condition at September 30, 2019

At September 30, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $181,908 respectively. There was no non-current portion of convertible notes payable and accrued interest. On September 30, 2019, the accumulated deficit was $865,826.

Our cash balance is $65,553 as of September 30, 2019. We do not believe that our cash balance is sufficient to fund our operations.

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

Financial Condition at December 31, 2018

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On December 31, 2018, the accumulated deficit was $779,804.

Our cash balance was $210,064 as of December 31, 2018. We do not believe that our cash balance is sufficient to fund our operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019, and 2018

For the three months ended September 30, 2019, and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three customers represented approximately 90.66% and 76.33% of total revenue for the three months ended September 30, 2019, and 2018 respectively. The revenues generated for the three months ended September 30, 2019, and 2018 was $57,760 and $136,812, respectively. During the three months ended September 30, 2019, and 2018, the Company incurred a net loss of $64,180 and $1,976, respectively.

The total revenue breakdown for the three months ended September 30, 2019, and 2018 is below:

Three Months Ended	September 30, 2019	September 30, 2018
Revenue Description	% of Total	% of Total
Consulting Services	0.00%	41.66%
Technology Solutions	100.00%	58.34%
Total	100.00%	100.00%

During the three months ended September 30, 2019, and 2018, the Company incurred general & administrative costs (“G&A”) of $55,321 and $107,602 (excluding amortization expenses), respectively. The G&A expenses were 95.89% and 78.65% of the revenue for the three months ended September 30, 2019, and 2018 respectively. Amortization expense was $48,127 and $2,160 for the three months ended September 30, 2019, and 2018 respectively, included in the Cost of sales expense. The total rental expense was $10,385 and $2,596 for the three months ended September 30, 2019, and 2018 respectively.

The Company incurred approximately $3,636 and $14,044 in sales, marketing, and advertising costs (“sales & marketing”) for the three months ended September 30, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.30% and 10.27% of the sales for the three months ended September 30, 2019, and 2018 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. Both FRH Prime and FXClients are established to conduct financial technology service activities. For the three months ended September 30, 2019, and 2018, FRH Prime has generated volume rebates of $0 and $2,947 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Nine Months Ended September 30, 2019, and 2018

For the nine months ended September 30, 2019, and 2018, the Company had ten (10) and thirteen (13) active customers, respectively. Revenues generated from the top three customers represented approximately 94.94% and 60.61% of total revenue for the nine months ended September 30, 2019, and 2018 respectively. The revenues generated for the nine months ended September 30, 2019, and 2018 were $324,562 and $422,817, respectively. During the nine months ended September 30, 2019, and 2018, the Company incurred a net loss of $86,022 and $86,021respectively.

The total revenue breakdown for the nine months ended September 30, 2019, and 2018 is below:

Nine Months Ended	September 30, 2019	September 30, 2018
Revenue Description	% of Total	% of Total
Consulting Services	0.00%	44.79%
Technology Solutions	100.00%	55.21%
Total	100.00%	100.00%

During the nine months ended September 30, 2019, and 2018, the Company incurred general & administrative costs (“G&A”) of $277,809 and $397,001 (excluding amortization expenses) respectively. The G&A expenses were 85.60%, and 93.89% of the revenue for the nine months ended September 30, 2019, and 2018 respectively. Amortization expense was $67,970 and $6,480 for the nine months ended September 30, 2019, and 2018 respectively, included in the Cost of sales expense. The rental expense was $22,909 and $3,896 for the nine months ended September 30, 2019, and 2018 respectively.

The Company incurred approximately $19,817 and $58,201 in sales, marketing, and advertising costs (“sales & marketing”) for the nine months ended September 30, 2019, and 2018 respectively. The sales & marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.11% and 13.77% of the sales for the nine months ended September 30, 2019, and 2018 respectively.

For the nine months ended September 30, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $12,735, respectively, from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

For the nine months ended September 30, 2019, the rent payment or membership fee at the office was $890 per month. For the fiscal year 2019, the rent payment or membership fee at the office shall be $890 per month, and it will be included in the General and administrative expenses. From January 1, 2018, to July 31, 2018, the Company has received a discount of $890 per month on its rent payment. This agreement continues indefinitely on a month-to-month basis until the Company chooses to terminate by the terms of the agreement.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one-year period. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2019, and December 31, 2018, we had a cash balance of $65,553 and $210,064 respectively.

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

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to September 30, 2019. As of September 30, 2019, and December 31, 2018, the Company had an accumulated deficit of $865,826 and $779,804, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2018, and 2017, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 16, 2019. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2019 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: November 12, 2019	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 12, 2019	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

