Form 10-K
period 2019-12-31
FDCTECH, INC.
filed 2020-04-07
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-221726

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

DELAWARE	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Spectrum Drive, Suite 300, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FDCT	OTC Markets

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 28, 2019 of $0.15 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $10,293,950.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at April 6, 2020, was 68,626,332.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

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

Company’s products are designed to provide a complete solution for all operating aspects of customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, which includes management consulting and the development of customers’ B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to run their overall business better, increase trading revenues, cut operating costs, and enable them to anticipate market challenges using our proprietary based processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements as outlined in the Software Development Agreement (“Agreement”).

In the retail foreign exchange trading space where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to the trading platform (desktop, web, mobile), back office, and CRM and banking integration technology.

In the cryptocurrency and blockchain space, our customers are companies in the cryptocurrency and blockchain space, where it is acting as an adviser/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto-related solutions, which include revenues from the development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers, where the Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

There are several steps required to set-up a functional crypto exchange platform. Our customers seek necessary licensing approval and meet registration requirements in their respective jurisdictions. Customers are also responsible for establishing a relationship with the payment processing partner, such as a bank. Subsequently, the Company intends to provide and maintain a payment gateway API, which will give users the power of adding and withdrawing funds. Liquidity is an essential aspect of the success of a cryptocurrency exchange marketplace. The trades at an exchange drive its liquidity, and a robust crypto exchange platform requires seamless trading activity. To manage this liquidity at the customer’s crypto exchange business, the Company will integrate its customer crypto exchange’s liquidity position to other existing exchanges. The Company will provide a modern and robust API interface that connects liquidity and trade volume data between various crypto exchanges.

The Company is responsible for arranging, developing, and maintaining the technology architecture of the crypto exchange platform. This architecture includes but not limited to the trading engine, front-end user interface, functional website, cryptocurrency wallet, and administration console. The trading engine serves as the core of exchange and is essential to smart order transaction execution, calculate balances, access, and aggregation of the order book and match all the buy/sell transactions on an exchange. The front-end user interface is a user-friendly and intuitive interface with a minimalistic approach to offer an exceptional trading experience. The front-end user includes but not limited to user registration, funds deposit/withdrawal, view order book, transactions, balance, statistics, charts, buy/sell orders, and support features. The Company can customize the features of a console according to the specific business requirement of our customers, such as the option to edit trading fees, managing cryptocurrency listing, adding new currencies, crediting/debiting funds to wallets and addressing support issues. The Company’s involvement is limited to creating an interface between the crypto exchange platform and the digital asset owner, and it is not responsible for holding and maintaining the digital assets in the wallet.

The Company is only involved as a technology provider and software developer in the crypto space. The Company does not mine, trade, speculate, or act as a trading counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer.

Third-Party Industry Accreditation

In July 2016, the Financial Commission, a leading financial services industry external dispute resolution (EDR) organization with a diverse membership of online brokerages and independent services providers (ISPs) provided the technology certification for the Company. Financial Commission conducted its rigorous review of the Company’s platforms, including its Condor Risk Management Back Office, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record-keeping, among other fields deemed necessary for the technical certification of the Company. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company has established FRH Prime and FXClients to conduct financial technology service activities.

Board of Directors

The Company currently has three directors.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2.

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

ITEM 3.	LEGAL PROCEEDINGS

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934 determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432 and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. Our common stock is currently quoted on the OTC Bulletin Board and OTC Link. Trading of the Company’s common stock has not begun as of the date of this Report. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of February 25, 2020, we had 51 record holders of our Common Stock. As of February 25, 2020, we had 68,626,332 shares of our Common Stock, and 4,000,000 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no right to convert into common stock of the Company.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2019. Our Board of Directors (which is currently constituted by Mitchell Eaglstein, Imran Firoz, and Naim Abdullah) does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors consider relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay any dividends, there is no assurance concerning the amount of any such dividend.

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

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The Company has completed the Condor FX Pro Trading Platform. The Company currently has four (4) licensing agreements for its Condor FX Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail FX brokers for the use of Condor FX Pro Trading Platform. At the time of the release of this report, the Company has developed two versions of each of the Condor FX Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3rd, 2018. In the second quarter of the fiscal year ending December 31, 2019, the Company released, market, and distribute it’s Condor FX Pro Trading Terminal, which allows traders to trade on Condor FX Pro Trading front-end and other industry trading platform via single wallet. The Company has developed the Condor Back Office API to integrate any third-party CRM and banking systems to Condor Back Office.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand of its Crypto Web Trader and expects to launch its crypto exchange platform by the second quarter of the fiscal year ended December 31, 2020.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has earned $1,568,363 in revenues from January 21, 2016 (inception) to December 31, 2019. For the fiscal year ending December 31, 2019, and 2018, the Company earned revenues of $415,162 and $536,396, respectively.

As of December 31, 2019, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to June 30, 2020.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer, and clearly defines the fee schedule, duties and responsibilities of each party, renewal and termination terms, confidentiality agreement, dispute resolution and other clauses necessary for such agreement. The material terms of agreements with customers depend on the nature of services and solutions. Each agreement is specific to the customer, and clearly defines the fee schedule, duties and responsibilities of each party, renewal and termination terms, confidentiality agreement, dispute resolution and other clauses necessary for such agreement.

Financial Condition at December 31, 2019 and 2018

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

On December 31, 2019, and 2018, the accumulated deficit was $1,035,494 and $779,804, respectively.

Our cash balance is $27,884 and $210,064 as of December 31, 2019 and 2018. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2019, compared to the Fiscal Year Ended December 31, 2018

For the fiscal year ended December 31, 2019, and 2018, the Company had ten (10) and seventeen (17) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 93.73% and 53.53% of total revenue for the fiscal year ended December 31, 2019, and 2018 respectively. The revenues generated for the fiscal year ended December 31, 2019, and 2018 was $415,162 and $536,396, respectively. During the fiscal year ended December 31, 2019, and 2018, the Company incurred a net loss of $255,690 and $141,088, respectively.

The total revenue breakdown for the fiscal year ended December 31, 2019, and 2018 is below:

Fiscal Ended	December 31, 2019	December 31, 2018
	% of Total	% of Total
Revenue Description
Technology Solutions	74.75%	36.24%
Software Development	25.25%	0.00%
Consulting	0.00%	63.76%
Total	100.00%	100.00%

During the fiscal years ended December 31, 2019, and 2018, the Company incurred general and administrative costs (“G and A”) of $470,087 and $529,692, respectively. The reduced G and A costs for the fiscal year ended December 31, 2019, is due to mainly lower professional & consulting fees. The G and A expenses were 113.23% and 98.75% of the revenue for the fiscal ended December 31, 2019, and 2018 respectively. Amortization expense was $117,554 and $8,640 for the fiscal year ended December 31, 2019, and 2018 respectively, and the Company has included in the Cost of sales expense. The increase in amortization expense for the fiscal year ended December 2019, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop).

The rental expense was $36,157 and $8,253 for the fiscal year ended December 31, 2019, and 2018 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $23,223 and $77,009 in sales, marketing, and advertising costs (“sales and marketing”) for the year ended December 31, 2019, and 2018 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.59% and 14.36% of the sales for the years ended December 31, 2019, and 2018 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $13,695, respectively, from Condor Risk Management Back Office Platform. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2019, and December 31, 2018, we had a cash balance of $27,884 and $210,064, respectively.

In the next twelve (12) months, the Company will continue to invest in sales, marketing, product support, development of new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve (12) months to support the growth, which mainly includes software development and purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales and marketing and working capital, respectively.

For at least the next twelve (12) months, we expect that the combination of existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to be sufficient to fund our operating activities, meet the need for investing and financing activities, such as debt maturities, and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level where we can fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

Should we require additional capital to the extent the Company’s operations are not sufficient to fund its capital requirements, the Company may attempt to enter the restructuring of Notes, or refinance existing Notes with financial institutions or attempt to raise capital through the sale of additional capital stock or the issuance of debt. The Company intends to continue its efforts in growing its operations, as well as raising funds through private equity and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). Effective June 1, 2017, to date, we have raised an aggregate of $98,000 through a private placement of our common stock to our officers, directors, and their friends and relatives and business associates.

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to December 31, 2019. As of December 31, 2019, and December 31, 2018, the Company had an accumulated deficit of $1,035,494 and $779,804, respectively. Our independent auditors included an explanatory paragraph in their report on the audited consolidated financial statements for the fiscal year ended December 31, 2019 and 2018, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion, and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared by the U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material.

We have described significant accounting policies in more detail in Note 2 of our annual consolidated financial statements included in our Amendment No. 7 to Form S-1 Registration Statement filed with the SEC on July 26, 2018. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for exemption; as a result, the Company may delay the adoption of certain accounting standards until the standards would otherwise apply to private companies.

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

Recent Accounting Pronouncements

We have not implemented all new accounting pronouncements that are in effect, and that may impact our consolidated financial statements, and any other new accounting pronouncements may have a material impact on our financial position or results of operations. Management is assessing the new standard and plans to adopt the standard using a modified retrospective approach (i.e., apply the standard to the most current period presented in the consolidated financial statements). While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our Amendment No. 7 to Form S-1 Registration Statement filed with the SEC on July 26, 2018, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Even though we have a chief financial officer with the requisite expertise in Accounting principles generally accepted in the United States of America (U.S. GAAP), we still expect to be materially dependent on third parties that can provide us with accounting and regulatory compliance consulting services for the foreseeable future. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the years ended December 31, 2019 and 2018, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	38	President/CEO/Director
Peggy S. Reed	64	COO
Imran Firoz	48	CFO/Secretary/Director
Brian Platt	42	CTO
Naim Abdullah	38	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders. Further, until Directors’ successors have been elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein is the Founder, Chief Executive Officer, and Director of Forex Development Corporation. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy with the primary focus to enhance shareholder value. Mr. Eaglstein ensures the Company has the necessary organizational and technology infrastructure and is responsible for deploying Capex and approving budgets.

Mr. Eaglstein has extensive executive-level experience in the management of FX brokerage and FinTech software companies. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex related conferences and tradeshows.

From June 2014 to February 2016, Mr. Eaglstein worked as the Director of prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), where he led Fortress to a $20 million in trading revenue within one year from start-up date. Under his leadership, Fortress achieved over $70 billion in monthly trading volume within one (1) year and reached the rank of top twenty (20) forex broker by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve cash flow positive results within two (2) months of product launch.

From June 2011 to May 2014, Mr. Eaglstein started his career as a Senior Business Intelligence Analyst at Boston Technologies, and the company promoted him to the position of Managing Director, a pioneer in MT4 bridge technology for the retail forex market. He was instrumental in increasing revenue of Boston Technologies from five (5) million to twenty (20) million, thus making it the 143rd fastest-growing company in America by Inc. 500 ranking.

From March 2009 to May 2011, Mr. Eaglstein led FXCM Systems, LLC, as its Chief Information Officer, where he successfully provided white label and software development solutions to FXCM and on behalf of FXCM, one of the largest forex broker-dealer in the world. From January 2007 to March 2011, he served as the Chief Operating Officer, and Chief Information Officer for Avalon Capital Holdings Corporation, developed, marketed, and distributed high-performance proprietary trading software for financial companies that engage in online forex trading. From January 2007 to Feb 2009, Mr. Eaglstein was the Co-Founder and Chief Operating Officer of Traders Development COO Traders Development, LLC, a financial software company based in Irvine, California. Early in his career, Mr. Eaglstein co-founded Campus Universe, an online consignment shop for students to buy and sell textbooks from each other via a fully automated e-commerce website that won the Golden Web Award.

Imran Firoz, Co-Founder, CFO, Director

From January 2016 to date, Mr. Firoz is the Co-Founder, Chief Financial Officer, and Director of Forex Development Corporation. Mr. Firoz is responsible for strategic planning and corporate development, Mergers and Acquisitions (M&A), financial restructuring, and risk management. He has been responsible for guiding due diligence efforts, implementing financial controls, putting in practice compliance guidelines, and planning disaster recovery strategy. From December 2011 to May 2015, Mr. Firoz was the CEO and Director of Scoobeez Global, Inc. (“ABT”). From May 2015 to March 2017, Mr. Firoz worked as the CFO and Director of the ABT, where he was instrumental in the acquisition, development, and growth of Scoobeez, Inc., an on-demand messenger, delivery, and courier company.

During the period, Scoobeez increased its revenue from under $500,000 to $27 million. From February 2014 to December 2019, Mr. Firoz worked as the Managing Director of Match-Trade Technologies L.L.C, a financial technology company. From February 2011 to December 2011, Mr. Firoz worked as an interim CEO/CFO of XnE, Inc. From July 2007 to March 2017, Mr. Firoz was a Managing Partner of Marque 3 LLC, a management consulting company based in Pasadena, California, where he has served as a management consultant/adviser to senior executives of several companies.

Mr. Firoz was the Chief Financial Officer of Master Capital Group Corp. from November 2004 until May 2007, where he provided financial oversight to the accounting and finance department of the company and advised the Board of Directors on financial implications of business activities. In January 2002, Mr. Firoz served as Associate, Investment Banking for National Bank Financial, Canada (“NBF”) on numerous transactions, including as a key member of the M&A advisory team for Franco-Nevada on the $10 billion three-way mega gold merger of Newmont-Normandy-Franco-Nevada. During the same period, he was a member of NBF’s investment banking team that advised Treasurer of Hydro One on the restructuring and sale of Ontario Electricity Financial Corporation debt of $2.9 billion in the Canadian public debt markets.

Mr. Firoz started his career as a Chemical Engineer with Tata Chemicals Limited in December 1994 until September 1997, where he led several cross-functional teams to manage commissioning activities, plant operations, and other technical projects for Ammonia Plant. From October 1997 to July 1999, Mr. Firoz worked as a Senior Process Engineer with Saudi Methanol Company, a subsidiary of Saudi Basic Industries Corporation (SABIC) where he was responsible for technical services and improving plant safety management. Mr. Firoz received his MBA in April 2001 from Richard Ivey School of Business, University of Western Ontario, Canada. Mr. Firoz graduated in July 1993 with a Bachelor of Engineering (Chemical) from Aligarh University, India. Mr. Firoz is a Certified Financial Risk Manager from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

Peggy S. Reed, COO

Ms. Reed joined Forex Development Corporation in August 2016 as its Chief Operating Officer. As COO, Ms. Reed is leading Company’s operations with the primary focus on scaling customer base, managing customers, and expanding operations globally. Further, Ms. Reed is overseeing sales, marketing, business development, and implement the Company’s aggressive institutional OTC B2B strategy.

Ms. Reed is an experienced professional in the financial services industry for over eighteen (18) years. Ms. Reed was a successful institutional currency trader for firms such as Barclays, Bank of America. Credit Agricole, and AIG. Ms. Reed managed multimillion dollars for hedge funds, large corporates, and central banks throughout the world. In early 1999, she started the first ECN trading platform with a group FX professional and designed a state-of-the-art and one of the first prime broker systems to accommodating customers to trade across many bank venues through ‘give up’ agreements. In 2006, Knight Securities acquired the ECN company for $89 million, resulting in a very high return on capital for investors of ECN company from an initial investment of $14 million.

In January 2006, Ms. Reed became the head of global sales and trading of Lava Trading, a subsidiary of Citibank. Under her leadership, the revenue of Lava Trading increased from $65 million to $130 million.

From February 2008 to February 2010, Ms. Reed focused her services as an FX consultant for several retail brokers, where she built their foundation in the B2B market to increase their sales and marketing division. Ms. Reed is an expert in Asian FX Market, with special insights in South Korea, where she made InterbankFX as one of the leading online brokers. From February 2010 to February 2013, Ms. Reed was appointed as the Global Head and became the second in command for GFT/Gain Capital. Ms. Reed was responsible for the business development of FX and CFDs for Gain Capital, resulting in a profit of approximately $80 million. She gained deep expertise and knowledge, and enhanced her network, especially for CFDs business in Japan.

Ms. Reed received a degree in 1983 in Economics from the University of Southern California.

Brian Platt, Chief Technology Officer

Mr. Platt joined Forex Development Corporation in May 2016. Mr. Platt has over ten (10) years of experience in the FX industry, managing complex technology, and business operations. His expertise includes advanced technical knowledge of databases, programming, and product development lifecycles, as well as a clear understanding of business needs. Mr. Platt’s passion is combining this business and technical know-how to assure the best products, client satisfaction, and optimization of human resources.

Before joining the Company, Mr. Platt was the head of technology at prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), from June 2014 to January 2016, where he was instrumental in starting a forex broker from the ground up, introducing the trading platform, connecting liquidity; add on services such as money management PAMM systems, and a compliance reporting.

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

Naim Abdullah, Director

On November 2, 2017, the Company appointed Mr. Abdullah to the Board of Directors. Mr. Abdullah has over ten (10) years of experience in the field of equity derivatives markets, portfolio management, financial advisory, and financial planning.

From June 2018 to present, Mr. Abdullah is the Head of Finance of XYO Network, a blockchain company that provides location verification services for various industries. From May 2017 to June 2018, Mr. Abdullah was the Manager, Financial Planning, and Analysis at Cetera Financial Group. From September 2015 to March 2017, Mr. Abdullah was the Director of Trading and Portfolio Manager at Sea Otter Securities Group, LLC. From February 2014 and August 2015, Mr. Abdullah worked as the Associate Portfolio Manager at Reality Shares, Inc., where he developed a product suite of Derivatives and Equity-based Exchange Traded Funds (‘ETF’s) by managing the creation of portfolio execution strategies in OTC and listed options markets. From September 2012 to December 2013, Mr. Abdullah gained experience as the Portfolio Manager at Marathon Trading and managed a global portfolio of equity and index products. From June 2011 to October 2011, Mr. Abdullah was a Financial Consultant to the CFO of Major League Baseball, where he conducted financial due diligence on $1.4 billion refinancings of MLB syndicated loan facility. Reviewed investment banking pitch books, analyzed proposals, and presented recommendations to CFO. From July 2004 to May 2009, Mr. Abdullah co-managed $1 billion global portfolios (4 traders) of Equity and Index ETF products at Susquehanna International Group, LLP (SIG).

Mr. Abdullah received his MBA in Finance in June 2011 from the Wharton School of the University of Pennsylvania and graduated in June 2004 with a Bachelor of Arts in Economics from Princeton University, New Jersey.

Term of Office

All directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders. Further, until Directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of three (3) members, out of which two (2) directors are executive directors and who do not qualify as an independent director by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes that such committees are not necessary since the Company is an early start-up company and has only three (3) directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three (3) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers other than as described above. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our Company has, during the last ten (10) years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two (2) years prior thereto.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors, and the appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the “Named Executives”):

						Non-Equity
Name and				Stock	Option	Incentive Plan	Nonqualified Deferred	All Other
Principal		Salary (3)	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mitch Eaglstein, CEO (1)	2018	73,145	-0-	-0-	-0-	-0-	-0-	-0-	73,145
	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
Imran Firoz, CFO (2)	2018	70,000	-0-	-0-	-0-	-0-	-0-	-0-	70,000
	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
Peggy S.Reed, COO (3)	2018	108,400	-0-	-0-	-0-	-0-	-0-	-0-	108,400
	2019	33,870	-0-	-0-	-0-	-0-	-0-	-0-	33,870
Brian Platt, CTO (3)	2018	68,000	-0-	-0-	-0-	-0-	-0-	-0-	68,000
	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Appointed CEO, President, and Director January 21, 2016 and the Company issued 30,000,000 common stock on January 21, 2016 and 2,600,000 preferred stock on March 24, 2017 at par value as the founder in consideration of services rendered to the Company.

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

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, Reed, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018, the Company is paying a monthly compensation of $5,000 each per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually by the Company.

Currently, Messrs: Eaglstein, Firoz, and Platt and Ms. Reed are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all of such officers to employee status during the second quarter of 2019. To date, the Company has not issued any bonuses or option awards to its officers. The Company intends to provide these incentives based on meeting certain sales criteria, which will be reviewed on a quarterly and annual basis.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2019, or through the date of filing of this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The non-executive director was paid $2,500 in November 2017 upon his appointment to the Board. The Company has paid no compensation to the non-executive director for the fiscal year ended December 31, 2019.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2019, the number of shares of common and Series A Preferred Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 68,626,332 shares of our common stock issued and outstanding for the period ending December 31, 2019.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	30,000,000	43.71%
Imran Firoz	Common	5,310,000	7.74%
Peggy S. Reed	Common	500,000	0.73%
Brian Platt	Common	500,000	0.73%
Naim Abdullah	Common	-0-	-0-
FRH Group Ltd (2)	Common	36,600,000	41.30%
Officers and Directors as a group (5 persons)	Common	36,310,000	52.91%

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	2,600,000	65.00%
Imran Firoz	Series A Preferred	400,000	10.00%
FRH Group Ltd (2)	Series A Preferred	1,000,000	25.00%
Officers and Directors as a group (2 persons)	Series A Preferred	3,000,000	75.00%

In the fiscal year ending December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company. Further, the Company agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company.

(1) Addresses for all officers and directors are 200 Spectrum Drive, Suite 300, Irvine, CA 92618.

(2) In the event, if the Noteholder converts the entire Notes with a maximum of 20,000,000 shares subject to adjustments in certain events. Mr. Felix Hong is the principal shareholder of FRH Group Ltd. and is considered the beneficial owner of the shares. The percentages for FRH Group Ltd. are calculated based on 88,626,332 shares of our common stock issued and outstanding based on the entire conversion of the note.

(3) Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. As a result, on a vote per share basis, 4,000,000 Series A Preferred Shares, which represent 69.29% voting percentage on a fully diluted basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $13,695, respectively, from Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date. The Company expects to extend the note due on April 24, 2019.

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

Audit Fees

For the period ending December 31, 2019 and 2018, the Company paid $40,000 and $39,950 respectively to FHH for the audit of our annual financial statements for 2016, 2017, and 2018 and the reviews of S1 prospectus, and review of Forms 10-Q, or services generally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all services provided by our independent registered public accounting firm. For fiscal 2019, our Board of Directors pre-approved 100% of all services provided by our independent registered public accounting firm. These services include audit services. Our independent registered public accounting firm is required to periodically report to our Board of Directors regarding the extent of services provided by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more of its members. Such member(s) must report any such pre-approval to our Board of Directors at the next scheduled meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2019 for professional services rendered by FHH for audit-related fees, other than the fees disclosed above under the caption “Audit Fees”.

Tax Fees

We incurred neither fees nor expenses for 2019 for professional services rendered by FHH for tax compliance, tax advice, or tax planning, other than the fees disclosed above under the caption “Audit Fees”.

Other Fees

We incurred no other fees or expenses for 2019 for any other products or professional services rendered by FHH other than as described above.

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

FDCTECH, INC.

Date: April 6, 2020	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: April 6, 2020	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	April 6, 2020
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	April 6, 2020
Imran Firoz	Accounting Officer)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FDCTech, Inc. (formerly known as Forex Development Corporation)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech, Inc. (formerly known as Forex Development Corporation) and subsidiaries (collectively the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two (2) years ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two (2) years ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The Company has prepared the accompanying consolidated financial statements to assume the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has an accumulated deficit of $1,035,494, which raises substantial doubt about its ability to continue as a going concern. Management has described its plans regarding going concern in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Farber Hass Hurley LLP

We have served as the Company’s auditor since 2017.

Chatsworth, California

April 6, 2020

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$27,884	$210,064
Accounts receivable, net of allowance for doubtful accounts of $78,087 and $68,675, respectively	16,479	37,155
Other current assets	5,378	2,375
Total Current assets	49,741	249,594
Capitalized software, net	689,625	539,123
Total assets	$739,366	$788,717
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$21,000	$5,500
Line of credit	31,514	17,626
Payroll tax payable	99,498	-
Related-party convertible notes payable - current	1,000,000	1,000,000
Related-party accrued interest – current	196,908	136,908
Total Current liabilities	1,348,920	1,160,034
Total liabilities	1,348,920	1,160,034
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of December 31, 2019 and December 31, 2018	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,626,332 and 68,533,332 shares issued and outstanding, as of December 31, 2019 and December 31, 2018	6,862	6,853
Additional paid-in capital	418,678	401,234
Accumulated deficit	(1,035,494)	(779,804)
Total stockholders’ deficit	(609,554)	(371,317)
Total liabilities and stockholders’ deficit	$739,366	$788,717

See accompanying notes to the financial statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2019	December 31, 2018
Revenues	$415,162	$536,396
Cost of sales	117,554	8,640
Gross Profit	297,608	527,756
Operating expenses:
General and administrative	470,087	529,692
Sales and marketing	23,223	77,009
Total operating expenses	493,310	606,701
Operating loss	(195,702)	(78,945)
Other income (expense):
Related-party interest expense	(60,000)	(60,335)
Other income (expense)	12	(1,808
Total other expense	(59,988)	(62,143)
Loss before provision for income taxes	(255,690)	(141,088)
Provision for income taxes	-	-
Net loss	$(255,690)	$(141,088)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	68,620,357	68,533,332

See accompanying notes to the financial statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2017
Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)

December 31, 2018
Net Loss	-	-	-	-	-	(141,088)	(141,088)
Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)

December 31, 2019
Common stock for cash	-	-	33,000	3	4,947	-	4,950
Common stock for services	-	-	60,000	6	8,994	-	9,000
Contribution to paid-in capital for expenses	-	-	-	-	3,503	-	3,503
Net Loss	-	-	-	-	-	(255,690)	(255,690)
Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2019	December 31, 2018
Net loss	$(255,690)	$(141,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	117,554	8,640
Common stock issued for services	9,000	-
Bad debt expense	20,000	49,675
Change in assets and liabilities:
Gross accounts receivable	676	3,796
Accounts payable	15,500	5,500
Other current assets	(3,003)	-
Accrued interest	60,000	-
Increase in accrued payroll tax	99,498	-
Net cash used in operating activities	$(63,535)	$(13,477)
Investing Activities:
Capitalized software	(268,056)	(241,141)
Net cash used in investing activities	$(268,056)	$(241,141)
Financing Activities:
Line of credit	13,888	379
Net proceeds from common stock	4,950	-
Contribution to paid-in-capital for expenses	3,503	-
Net cash provided by financing activities	$22,341	$379
Net decrease in cash	(182,180)	(254,239)
Cash at beginning of the period	210,064	464,303
Cash at end of the period	$27,884	$210,064
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$-

See accompanying notes to the financial statements.

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

Company’s products are designed to provide a complete solution for all operating aspects of customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, which includes management consulting and the development of customers’ B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to run their overall business better, increase trading revenues, cut operating costs, and enable them to anticipate market challenges using our proprietary based processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements as outlined in the Software Development Agreement (“Agreement”).

In the retail foreign exchange trading space where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to the trading platform (desktop, web, mobile), back office, and CRM and banking integration technology.

In the cryptocurrency and blockchain space, our customers are companies in the cryptocurrency and blockchain space, where it is acting as an adviser/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto-related solutions, which include revenues from the development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers, where the Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

There are several steps required to set-up a functional crypto exchange platform. Our customers seek necessary licensing approval and meet registration requirements in their respective jurisdictions. Customers are also responsible for establishing a relationship with the payment processing partner, such as a bank. Subsequently, the Company intends to provide and maintain a payment gateway API, which will give users the power of adding and withdrawing funds. Liquidity is an essential aspect of the success of a cryptocurrency exchange marketplace. The trades at an exchange drive its liquidity, and a robust crypto exchange platform requires seamless trading activity. To manage this liquidity at the customer’s crypto exchange business, the Company will integrate its customer crypto exchange’s liquidity position to other existing exchanges. The Company will provide a modern and robust API interface that connects liquidity and trade volume data between various crypto exchanges.

Note 1 – Business Description and Nature of Operations (continued)

The Company is responsible for arranging, developing, and maintaining the technology architecture of the crypto exchange platform. This architecture includes but not limited to the trading engine, front-end user interface, functional website, cryptocurrency wallet, and administration console. The trading engine serves as the core of exchange, and it is essential to smart order transaction execution, calculate balances, access, and aggregation of the order book and match all the buy/sell transactions on an exchange. The front-end user interface is a user-friendly and intuitive interface with a minimalistic approach to offer an exceptional trading experience. The front-end user includes but not limited to user registration, funds deposit/withdrawal, view order book, transactions, balance, statistics, charts, buy/sell orders, and support features. The Company can customize the features of a console according to the specific business requirement of our customers, such as the option to edit trading fees, managing cryptocurrency listing, adding new currencies, crediting/debiting funds to wallets and addressing support issues. The Company’s involvement is limited to creating an interface between the crypto exchange platform and the digital asset owner, and it is not responsible for holding and maintaining the digital assets in the wallet.

The Company is only involved as a technology provider and software developer in the crypto space. The Company does not mine, trade, speculate, or act as a trading counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer.

Third-Party Industry Accreditation

In July 2016, the Financial Commission, a leading financial services industry external dispute resolution (EDR) organization with a diverse membership of online brokerages and independent services providers (ISPs) provided the technology certification for the Company. Financial Commission conducted its rigorous review of the Company’s platforms, including its Condor Risk Management Back Office, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record-keeping, among other fields deemed necessary for the technical certification of the Company. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

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

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, our primary focus is on different customer acquisition channels to expand our customer base. The Company is actively being integrating both digital (online marketing, website, blogs, and social media) and traditional marketing channels (conferences, trade shows, phones, direct meetings) effectively.

Note 1 – Business Description and Nature of Operations (continued)

Marketing and Sales (continued)

We implement an effective marketing funnel where we map out our customer’s journey from when a customer is a lead and then put specific strategies in place that will encourage them to move through this funnel. We create awareness of our solutions through direct marketing strategy, where we use a combination of approaches. The omnichannel strategy includes – banner advertising, SEO marketing, email outreach, event promotion, including educational seminars, conferences, and public and media relations, all of which we have designed at driving prospective customers to fdctech.com or encourage them to contact one of our specialists. We also encourage customers to participate in the demo or webinar or consultation call where our expert shows them why they need our solutions and exactly how it will benefit them.

We also utilize many indirect channels where a network of industry professionals, introducing and referring brokers (collectively “RB/IB”) as third parties, promote our services in exchange for performance-based compensation. In most cases, RB/IB performs the lead generation function while our staff provides the customer and technical service.

Most of the marketing and branding initiatives are taken in-house by our team, where we effectively leverage social media, content marketing, and integrated models to keep the continuity of our message and maintain critical customer relationships on a one on one basis.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime, and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $13,695, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

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

Consolidated Financial Statement Preparation and Use of Estimates

The Company prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company regularly maintains cash more than federally insured limits at financial institutions. On December 31, 2019, and December 31, 2018, the Company had $27,884 and $210,064 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from eight (8) customers. In some cases, Receivables from the customer are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the date of the invoice. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At December 31, 2019, and December 31, 2018, the Company has determined that allowance for doubtful accounts was $78,087 and $68,675, respectively. Bad debt expense for the fiscal year ended December 31, 2019, and 2018 was $20,000 and $88,600, respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $23,223 and $77,009 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2019, and 2018 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.59%, and 14.36% of the sales for the fiscal year ended December 31, 2019, and 2018 respectively.

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

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one (1) year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leased office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

As all leases are either on a month to month basis or less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative expenses.

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

For the period ending December 31, 2019, the Company’s two major revenue streams accounted for under ASC 606 follows:

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

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2019.

Revenues

For the fiscal year ended December 31, 2019, and 2018, the Company had seventeen (17) and ten (10) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 93.73% and 53.53% of total revenue for the fiscal year ended December 31, 2019, and 2018 respectively.

Accounts Receivable

At December 31, 2019, and December 31, 2018, Company’s top four (4) customers comprise roughly 84.43% and 83.55% of total A/R, respectively. The loss of any of the top four (4) customers would have a significant impact on the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and R and D expenditures cannot be capitalized. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the fiscal year ended December 31, 2019 and 2018, the Company incurred R and D cost of $0 and $17,752, respectively. We have included the R AND D costs in the General and Administrative expenses in the consolidated income statements.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. Where the Company can reasonably estimate a range of loss with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings and revises its estimates and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On December 31, 2019, and December 31, 2018, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next twelve (12) months significantly.

Note 2 - Summary of Significant Accounting Policies (continued)

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the application software. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the design specifications of the Condor FX Back Office Version, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technological feasibility of the Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $117,554 and $8,640 for the fiscal year ended December 31, 2019, and 2018 respectively, and the Company classifies such cost as the Cost of Sales.

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

As of December 31, 2019, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016 and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. Due to the debt extension of the first three (3) tranches of FRH Group convertible notes, Management performed an analysis to determine the fair value of the BCF on these tranches and noted that the value of the BCF for each note was insignificant; thus no debt discount was recorded as of December 31, 2019.

For FRH Group convertible note dated April 24, 2017, the value of the stock at issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF. As of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the date of issuance because the debt is convertible at the date of issuance.

The $97,996 amount equaled to the intrinsic value, and the Company allocated it to additional paid-in capital in 2017.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332 basic and dilutive shares issued and outstanding, respectively. The Company had 20,000,000 million potentially dilutive shares related to four (4) outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the period ended December 31, 2019, and fiscal year ended December 31, 2018, common stock equivalents were anti-dilutive due to a net loss for the period. Hence they are not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At December 31, 2019, and December 31, 2018, the accumulated deficit was $1,035,494 and $779,804, respectively.

During the fiscal year ended December 31, 2019, and 2018, the Company incurred a net loss of $255,690 and $141,088, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of December 31, 2019, the Company had $27,884 cash on hand. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following March 31, 2020. For the fiscal year ended December 31, 2019 and 2018, the Company has earned decreased revenues year-over-year and continues to reduce its operating expenses. However, the Company continues to experience negative cash flows from operations, as well as the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve (12) months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ended December 31, 2019, and 2018, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At December 31, 2019, and December 31, 2018, the gross capitalized software asset was $829,500 and $561,443, respectively. At the end of December 31, 2019, and December 31, 2018, the accumulated software depreciation and amortization expenses were $139,875 and $22,320, respectively. As a result, the unamortized balance of capitalized software at December 31, 2019, and December 31, 2018, was $689,625 and $539,123, respectively.

The Company has estimated aggregate amortization expense for each of the five (5) succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

Estimated Amortization Expense:

Fiscal year ended December 31, 2020	$198,336
Fiscal year ended December 31, 2021	$198,336
Fiscal year ended December 31, 2022	$165,850
Fiscal year ended December 31, 2023	$0
Fiscal year ended December 31, 2024	$0

NOTE 5. PROPERTY AND EQUIPMENT

Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2.

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

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2019, and 2018, FRH Prime has generated volume rebates of $1,281 and $13,695, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

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

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $35,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on December 31, 2019, for purchases, and cash is drawn at 12% and 25%, respectively. As of December 31, 2018, the Company complies with terms and conditions of the line of credit. At December 31, 2019, and December 31, 2018, the outstanding balance was $31,514 and $17,626, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to June 30, 2019 and an additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Maturity Date of the Note was extended to June 30, 2019 and additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018 and additional extension to June 30, 2019. The note was further extended to June 30, 2020 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Maturity Date was extended to June 30, 2020. In the event the Company does not make, when due, any payment of principal or interest required to be made the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

NOTE 8. Notes Payable – Related Party (continued)

Convertible Notes Payable (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	6/30/2020	6/30/2020	6/30/2020	06/30/2020
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value of $100,000 coupon 6%, dated February 22, 2016, was amended to extend the maturity date from June 30, 2019, to June 30, 2020. The Convertible Promissory Note with the face value of $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from June 30, 2019, to June 30, 2020. The Convertible Promissory Note with the face value of $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from June 30, 2019, to June 30, 2020. The Company, by the execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2018, the current portion of convertible notes payable and accrued interest was $1,000,000 and $136,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $36,157 and $8,253 for the fiscal year ended December 31, 2019, and 2018 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2019, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At December 31, 2019, and December 31, 2018, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $196,908 and $136,908 respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on the reclassification of its officers from independent contractors to employees from fiscal ended December 31, 2017, to 2019. As of December 31, 2019, the Company has assessed federal and state payroll tax payments in the aggregate amount of $99,498, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of December 31, 2019, and December 31, 2018, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2019, and December 31, 2018, the Company had 68,626,332 and 68,533,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty (50) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of December 31, 2019, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company.

On December 12, 2016, the Company issued 28,600,000 common shares to the remaining two (2) founding members of the Company.

On March 15, 2017, the Company issued 1,000,000 restricted common shares for platform development valued at $50,000. The Company issued the securities with a restrictive legend.

On March 15, 2017, the Company issued 1,500,000 restricted common shares for professional services to three (3) individuals valued at $75,000. The Company issued the securities with a restrictive legend.

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

From July 1, 2017, to October 03, 2017, the Company has issued 653,332 units for a cash amount of $98,000 under its offering Memorandum, where the unit consists of one (1) share of common stock and one Class A warrant (See Note 11).

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultants valued at $10,500. The Company issued the securities with a restrictive legend.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight (8) consultants valued at $9,000.

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

NOTE 11. WARRANTS

Effective June 1, 2017, the Company is raising $600,000 through a Private Placement Memorandum (the “Memorandum”) of up to 4,000,000 Units. Each unit (a “Unit”) consists of one (1) share of Common Stock, par value $.0001 per share (the “Common Stock), and one (1) redeemable Class A Warrant (the “Class A Warrant(s)”) of the Company. The Company closed the private placement effective December 15, 2017.

Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock for $0.30 per share at any time until April 30, 2019 (‘Expiration Date’). The Company issued the securities with a restrictive legend.

NOTE 11. WARRANTS (continued)

Information About the Warrants Outstanding During Fiscal 2019 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at December 31, 2019	Expiration Date
653,332	$0.30	653,332	-	-	653,332	-	April 2019

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

Note 12. Income Taxes

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2019	2018
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	217,454	163,759
State	-	-
Valuation allowance	(217,454)	(163,759)
Total tax expense	$-	$-

	2019	2018
Net loss carryforward	217,454	163,759
Valuation allowance	(217,454)	(163,759)
Total deferred tax assets	$-	$-

In 2019 and 2018, the Company had pre-tax losses of $255,690 and $141,088, respectively, which are available for carry-forward to offset future taxable income. The Company has made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2019, and 2018, including Net Operating Loss (NOL) carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate. The rate reduction will be taking effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets. As we provided a full valuation allowance against our net deferred tax assets, we have not recorded any tax impact due to the tax rate change.

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2019 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2019. The net change in the total valuation allowance for the twelve (12) months ended December 31, 2019 was an increase of $53,695. At December 31, 2019 and 2018, we had federal and state net operating loss carry-forwards of approximately $1,035,494 and $779,804, respectively, expiring beginning in 2037 for federal and 2037 for the state.

For the years ended December 31, 2019 and December 31, 2018, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties because of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return for the year 2019 and 2018 has been submitted and accepted by the United States Internal Revenue Service. The Company is not subject to tax examination by authorities in the United States before the years 2016. The New York State Tax return for the year 2019 and 2018 has been submitted and accepted by New York State Franchise Tax Board, and currently, the Company does not have any ongoing tax examinations.

As of December 31, 2019, the Company has assessed federal and state payroll tax payments in the aggregate amount of $99,498, and we have included it in the General and administrative expenses. The Company does not have any foreign tax expenses and liabilities as of December 31, 2019 and 2018.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 6, 2020, the date these financial statements were available to be issued.

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

