Form 10-Q
period 2020-03-31
FDCTECH, INC.
filed 2020-05-13
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 13, 2020, was 68,626,332.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$19,245	$27,884
Accounts receivable, net of allowance for doubtful accounts of $78,087 and $78,087, respectively	28,840	16,479
Other current assets	5,378	5,378
Total Current assets	53,463	49,741
Capitalized software, net	701,641	689,625
Total assets	$755,104	$739,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$71,000	$21,000
Line of credit	36,310	31,514
Payroll tax payable	105,025	99,498
Related-party convertible notes payable – current	1,000,000	1,000,000
Related-party accrued interest – current	211,908	196,908
Total Current liabilities	1,424,243	1,348,920
Total liabilities	1,424,243	1,348,920
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of March 31, 2020 and December 31, 2019	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,626,332 and 68,626,332 shares issued and outstanding, as of March 31, 2020 and December 31, 2019	6,862	6,862
Additional paid-in capital	418,678	418,678
Accumulated deficit	(1,095,079)	(1,035,494)
Total stockholders’ deficit	(669,139)	(609,554)
Total liabilities and stockholders’ deficit	$755,104	$739,366

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Revenues	$83,907	$174,535
Cost of sales	49,584	10,282
Gross Profit	34,323	164,254
Operating expenses:
General and administrative	75,623	127,159
Sales and marketing	1,226	9,856
Total operating expenses	76,849	137,016
Operating (income) loss	(42,456)	27,238
Other income (expense):
Related-party interest expense	(15,000)	(15,000)
Other income (expense)	(2,059)	11
Total other expense	(15,000)	(14,989)
Income (loss) before provision for income taxes	(59,585)	12,249
Provision for income taxes	-	2,572
Net income (loss )	$(59,585)	$9,677
Net income (loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding basic and diluted	68,626,332	68,602,099

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Parent Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Three Months Ended March 31, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	$-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net Loss	-	-	-	-	-	9,677	9,677
Balance, March 31, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(770,128)	$(347,691)
Three Months Ended March 31, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Net Loss	-	-	-	-	-	(59,585)	(59,585)
Balance, March 31, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,095,079)	$(669,139)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Year Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net income (loss)	$(59,585)	$9,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Software depreciation and amortization	49,584	10,282
Common stock issued for services	-	9,000
Accounts receivable allowance	-	20,000
Change in assets and liabilities:
Gross accounts receivable	(12,361)	(53,875)
Accounts payable	50,000	(2,928)
Other current assets	-	(5,378)
Accrued interest	15,000	15,000
Accrued payroll tax expenses	5,527	-
Net cash provided by (used in) operating activities	$48,165	$(1,778)
Investing Activities:
Capitalized software	(61,600)	(77,302)
Net cash used in investing activities	$(61,600)	$(77,302)
Financing Activities:
Borrowing from (payments to) line of credit	4,796	(2,765)
Net proceeds from common stock issuances	-	4,950
Net cash provided by financing activities	$4,796	$2,185)
Net decrease in cash	(8,639)	(73,339)
Cash at beginning of the period	27,884	210,064
Cash at end of the period	$19,245	$136,725
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

In the cryptocurrency and blockchain space, we act as an adviser/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto-related solutions, such as from the development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers, where the Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

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

The Company purely acts as a technology provider and software developer in the crypto space. The Company does not mine, trade, speculate, or act as a trading counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer.

Third-Party Industry Accreditation

In July 2016, the Financial Commission, a leading financial services industry external dispute resolution (EDR) organization with a diverse membership of online brokerages and independent services providers (ISPs), provided the technology certification for the Company. Financial Commission conducted its rigorous review of the Company’s platforms, including its Condor Risk Management Back Office, to ensure it met the technical information requirements of the Commission’s technology certification evaluation process. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, and continuity plan, as well as reporting and record-keeping, among other fields deemed necessary for the technical certification of the Company. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

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

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime, and FXClients to conduct financial technology service activities. For the three months ending March 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $948, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On March 31, 2020, and December 31, 2019, the Company had $19,245 and $27,884 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from eight (08) customers. In some cases, Receivables from the customer are due immediately on demand; however, in most cases, the Company offers net 30 terms, where the payment is due in full 30 days after the date of the invoice. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2020, and December 31, 2019, the Company has determined that allowance for doubtful accounts was $78,087 and $78,087, respectively. Bad debt expense for the three months ended March 31, 2020 and 2019, was $0 and $20,000, respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $1,226 and $9,856 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.46% and 5.65% of the sales for the three months ended March 31, 2020, and 2019 respectively.

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

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one (1) year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

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

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Services related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Software licensing of Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period for services delivered, beginning on the date in which such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for the installation of the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables, as stated in the Statement-of-Work in the contract.

Note 2 - Summary of Significant Accounting Policies (continued)

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

For the period ending March 31, 2020, the Company’s three revenue streams accounted for under ASC 606 follows:

IT Support

On February 5, 2018 (‘Effective Date’), the Company signed IT support and maintenance agreement (‘IT Agreement’) with an FX/OTC broker (‘FX Broker’) regulated by the Malta Financial Services Authority. The Company earns the recurring monthly payment from the FX Broker for delivering IT support and maintenance services (‘Services’) to FX Broker’s legacy technology infrastructure. The term of this Agreement commenced on the Effective Date and shall continue until terminated by either party either for cause, bankruptcy, and other default clauses. The Company completes and satisfies its performance obligation upon accomplishment of all support and maintenance activities every month. The Company invoices the FX Broker at the beginning of the month for services performed, delivered, and accepted for the prior month. At the time of the invoice, the Company renders all Services, and any cash received for Services is non-refundable.

Licensing Fees

The Company receives a monthly licensing fees for its Condor Prime Back Office and Condor FX Pro Trading Terminal. Licensing revenues are allocated to software license and recognized when control over the license is transferred to the customer.

Software Development

The Company receives $75 per hour for the first 100 hours/month of approved development services and $45 per hour for all services over 100 hours per month. The Company invoices the Customer for all development services rendered, and any cash received for the development services is non-refundable.

The Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, which is equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of March 31, 2020 and December 31, 2019.

Revenues

For the three months ended March 31, 2020 and 2019, the Company had six (6) and eight (8) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 84.67% and 96.62% of total revenue for the three months ended March 31, 2020 and 2019 respectively.

Accounts Receivable

At March 31, 2020, and December 31, 2019, Company’s top four (4) customers comprise roughly 76.22% and 84.43% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three months ended March 31, 2020 and 2019, the Company did not incur R and D cost.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On March 31, 2020, and December 31, 2019, there are no impairment charges.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $49,584 and $10,282 for the three months ended March 31, 2020 and 2019 respectively, and the Company classifies such cost as the Cost of Sales. The increase in amortization expense for the three months ending March 31, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop).

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

As of March 31, 2020, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016, and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. The Company extended the due date on the four (4) tranches of FRH Group convertible notes. Management performed an analysis to determine the fair value of the BCF on the four (4) tranches and noted that the value of the BCF for each note was insignificant; thus, the Company did not record any debt discount as of March 31, 2020.

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

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2020, and December 31, 2019, the Company had 68,626,332 and 68,626,332 basic and dilutive shares issued and outstanding, respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the three months ended March 31, 2020, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation. During the three months ended March 31, 2019, common stock equivalents were dilutive due to a net income of $9,677 for the period.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year’s presentation. None of these classifications had an impact on reported operating loss or net loss for any of the periods presented.

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

We have adopted ASU as of March 31, 2020 for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At March 31, 2020, and December 31, 2019, the accumulated deficit was $1,095,079 and $1,035,494, respectively.

During the three months ended March 31, 2020, and 2019, the Company incurred a net loss of $59,585 and a net income of $9,677, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of March 31, 2020 and December 31, 2019, the Company had $19,245 and $27,884 cash on hand, respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months. For the three months ended March 31, 2020 and 2019, the Company has earned steady revenues year-over-year and continues to reduce its operating expenses. However, the Company continues to experience negative cash flows from operations, as well as the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. See Note 8 for Notes Payable. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2020, and 2019, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At March 31, 2020, and December 31, 2019, the gross capitalized software asset was $891,100 and $829,500, respectively. At the end of March 31, 2020, and December 31, 2019, the accumulated software depreciation and amortization expenses were $189,459 and $139,875, respectively. As a result, the unamortized balance of capitalized software at March 31, 2020, and December 31, 2019, was $701,641 and $689,625, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

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

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended March 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $948, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group (“FRH”), a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, who is the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on March 31, 2020, for purchases and cash drawn at 12% and 25%, respectively. As of March 31, 2020, the Company complies with terms and conditions of the line of credit. At March 31, 2020, and December 31, 2019, the outstanding balance was $36,310 and $31,514, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 1,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the fair market value of the Company’s common stock is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 2,000,000 shares if FRH Group converts the entire Note subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

NOTE 8. Notes Payable – Related Party (continued)

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 4,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the fair market value of the Company’s common stock is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 8,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018, and additional extension to June 30, 2019. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the fair market value of the Company’s common stock is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to June 30, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the fair market value of the Company’s common stock is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	06/30/2020	06/30/2020	06/30/2020	06/30/2020
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

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

NOTE 8. Notes Payable – Related Party (continued)

At March 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $211,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $8,280 and $2,750 for the three months ended March 31, 2020, and 2019 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2019, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At March 31, 2020, and December 31, 2019, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $211,908, and $196,908 respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on the reclassification of its officers from independent contractors to employees from fiscal ended December 31, 2017, to 2019. As of March 31, 2020, the Company has assessed federal and state payroll tax payments in the aggregate amount of $105,025, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of March 31, 2020, and December 31, 2019, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2020, and December 31, 2019, the Company had 68,626,332 and 68,626,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of March 31, 2020, the Company had 4,000,000 preferred shares issued and outstanding.

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

From July 1, 2017, to October 03, 2017, the Company has issued 653,332 units for a cash amount of $98,000 under its offering Memorandum, where the unit consists of one share of common stock and one Class A warrant (See Note 11).

On October 31, 2017, the Company issued 70,000 restricted common shares to a management consultant valued at $10,500. The Company issued the securities with a restrictive legend.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight (8) consultants valued at $9,000.

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. On February 26, 2019, the Company filed the Post-Effective Amendment No. 1 (the “Amendment”) related to the Registration Statement on Form S-1and its amendments thereto, filed with the U.S. Securities and Exchange Commission on November 22, 2017, and declared effective on August 7, 2018 (Registration No. 333-221726) (the “Registration Statement”) of FDCTech, Inc., a Delaware corporation (the “Registrant”), amended the Registration Statement to remove from registration all shares of common stock that were offered for sale by the Registrant but were not sold prior to the termination of the offering made pursuant to the Registration Statement. At the termination of the offering made pursuant to the Registration Statement, 2,967,000 shares of common stock which were offered for sale by the Registrant were not sold or issued.

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

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2019	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at March 31, 2020	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

As of the date of this report, the holders have not exercised any Class A Warrants. All Class A Warrants have expired.

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 13. SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. While initially the outbreak was largely concentrated in China, it has now spread to several other countries, including Russia and Cyprus, and infections have been reported globally. Many countries around the world, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have an adverse impact on our business, financial condition and results of operation.

On April 24, 2020, all Convertible Promissory Note(s) with the total face value of $1,000,000, were amended to extend the maturity date from June 30, 2020, to December 31, 2020.

On April 1, 2020, the Company received $15,000 from the Officer as a loan. Terms of the loan are not finalized.

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

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has earned $1,652,270 in revenues from January 21, 2016 (inception) to March 31, 2020. For the three months ended March 31, 2020, and 2019, the Company earned revenues of $83,907 and $174,535, respectively.

As of March 31, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to June 30, 2020. On April 24, 2020, the Company further extended the maturity date of the FRH Group Note to December 31, 2020.

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

Financial Condition at March 31, 2020

At March 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $211,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On March 31, 2020, the accumulated deficit was $1,095,079.

Our cash balance is $19,245 as of March 31, 2020. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

Financial Condition at December 31, 2019

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

On December 31, 2019, the accumulated deficit was $1,035,494.

Our cash balance was $27,884 as of December 31, 2019. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts in enhancing its revenue from its diversified portfolio of technological solutions and becoming cash flow positive, as well as raising funds through private placement offering and debt financing. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

RESULTS OF OPERATIONS

Three months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, and 2019, the Company had active six (6) and eight (8) customers, respectively. Revenues generated from the top three customers represented approximately 84.67% and 96.62% of total revenue for the three months ended March 31, 2020, and 2019 respectively. The revenues generated for the three months ended March 31, 2020, and 2019 were $83,907 and $174,535, respectively. During the three months ended March 31, 2020, and 2019, the Company earned a net loss and a net income of $59,585 and $9,677, respectively.

The total revenue breakdown for the three months ended March 31, 2020, and 2019 is below:

Three months Ended	March 31, 2020	March 31, 2019
Revenue Description	% of Total	% of Total
Technology Solutions	97.56%	100.00%
Consulting	2.44%	0.00%
Total	100.00%	100.00%

During the three months ended March 31, 2020, and 2019, the Company incurred general and administrative costs (“g and a”) of $75,623 and $127,159 (excluding amortization expenses), respectively. The reduced g and a costs for the three months ended March 31, 2020 is due to the lower professional & consulting fees. The g and a expenses were 90.13% and 72.86% of the revenue for the three months ended March 31, 2020, and 2019 respectively. Amortization expense was $49,584 and $10,282 for the three months ended March 31, 2020, and 2019 respectively, included in the Cost of sales expense. The increase in amortization expense for the three months ended March 31, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop).

The rental expense was $8,280 and $2,750 for the three months ended March 31, 2020, and 2019 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $1,226 and $9,856 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.46% and 5.65% of the sales for the three months ended March 31, 2020, and 2019 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended March 31, 2020 and 2019, FRH Prime has generated volume rebates of $1,861 and $948 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2020 and December 31, 2019, we had a cash balance of $19,245 and $27,884, respectively.

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

We expect that the combination of existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to be sufficient for at least the next twelve (12) months. The availability of funds will fund our operating activities, meet the need for investing and financing activities, such as debt maturities, and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level where we can fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

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

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to March 31, 2020. As of March 31, 2020, and December 31, 2019, the Company had an accumulated deficit of $1,095,079 and $1,035,494, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2019, and 2018, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2019, filed with the SEC on April 6, 2020. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of March 31, 2020 for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2019, filed with the SEC on April 6, 2020, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2020 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2020 and 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: May 13, 2020	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 13, 2020	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

