Form 10-Q
period 2020-06-30
FDCTECH, INC.
filed 2020-08-10
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 10, 2020, was 71,371,385.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$124,524	$27,884
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $78,087, respectively	12,965	16,479
Other current assets	650,877	5,378
Total Current assets	788,366	49,741
Capitalized software, net	678,155	689,625
Total assets	$1,466,521	$739,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,000	$21,000
Line of credit	38,624	31,514
Payroll tax payable	109,975	99,498
Related-party convertible notes payable – current	1,000,000	1,000,000
Related-party accrued interest – current	226,908	196,908
Cares act- paycheck protection program advance	16,765	-
Total Current liabilities	1,433,272	1,348,920
SBA loan – non-current	144,900	-
Cares act- paycheck protection program advance – non-current	33,867
Accrued interest – non-current	938	-
Total liabilities	1,612,977	1,348,920
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2020 and December 31, 2019	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 71,371,385 and 68,626,332 shares issued and outstanding, as of June 30, 2020 and December 31, 2019	7,137	6,862
Additional paid-in capital	1,104,667	418,678
Accumulated deficit	(1,258,660)	(1,035,494)
Total stockholders’ deficit	(146,456)	(609,554)
Total liabilities and stockholders’ deficit	$1,466,521	$739,366

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$46,500	$92,267	130,407	$266,802
Cost of sales	65,144	9,562	114,728	19,843
Gross Profit	(18,644)	82,705	15,679	246,959
Operating expenses:
General and administrative	133,446	95,473	209,069	222,632
Sales and marketing	527	6,325	1,753	16,181
Total operating expenses	133,973	101,798	210,822	238,813
Operating income (loss)	(152,617)	(19,093)	(195,143)	8,145
Other income (expense):
Related-party interest expense	(15,000)	(15,000)	(30,000)	(30,000)
Other interest expense	(938)	-	(938)	-
Other income (expense)	4,974	1	2,915	12
Total other expense	(10,964)	(14,999)	(28,023)	(29,988)
Income (loss) before provision for income taxes	(163,581)	(34,091)	(223,166)	(21,842)
Provision (benefit) for income taxes	-	(2,572)	-	-
Net income (loss )	$(163,581)	$(31,519)	(223,166)	$(21,842)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	69,440,798	68,626,332	69,033,565	68,614,732

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Three Months Ended June 30, 2019

Balance, March 31, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(770,128)	$(347,691)
Net loss	-	-	-	-	-	(31,519)	(31,519)
Balance, June 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(801,647)	$(379,210)

Three Months Ended June 30, 2020

Balance, March 31, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,095,079)	$(669,139)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Net loss	-	-	-	-	-	(163,581)	(163,581)
Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Six Months Ended June 30, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net loss	-	-	-	-	-	(21,842)	(21,842)
Balance, June 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(801,646)	$(379,210)

Six Months Ended June 30, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Net loss	-	-	-	-	-	(223,166)	(223,166)
Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Year Ended
	June 30, 2020	June 30, 2019
Net loss	$(223,166)	$(21,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	114,728	19,843
Common stock issued for services	686,264	9,000
Accounts receivable allowance	17,875	9,412
Change in assets and liabilities:
Gross accounts receivable	(14,361)	(12,335)
Accounts payable	20,000	(5,500)
Prepaid expenses	(645,499)	(5,378)
Accrued interest	30,938	30,000
Accrued payroll tax expenses	10,477	-
Deferred revenue	-	1,000
Net cash provided by (used in) operating activities	$(2,744)	$24,200
Investing Activities:
Capitalized software	(103,258)	(142,937)
Net cash used in investing activities	$(103,258)	$(142,937)
Financing Activities:
Borrowing from (payments to) line of credit	7,110	(1,266)
Net proceeds from common stock issuance for cash	-	4,950
Net proceeds from cares act - paycheck protection program	50,632	-
Net proceeds from SBA loan	144,900	-
Net cash provided by (used in) financing activities	$202,642	$3,685
Net decrease in cash	96,640	(115,053)
Cash at beginning of the period	27,884	210,064
Cash at end of the period	$124,524	$95,011
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$-

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

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime, and FXClients to conduct financial technology service activities. For the six months ending June 30, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On June 30, 2020, and December 31, 2019, the Company had $124,524 and $27,884 cash and cash equivalent held at the financial institution.

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

At June 30, 2020, and December 31, 2019, the Company has determined that allowance for doubtful accounts was $95,961 and $78,087, respectively. Bad debt expense for the three months ended June 30, 2020 and 2019, was $17,875 and $20,000, respectively. Bad debt expense for the six months ended June 30, 2020 and 2019, was $17,875 and $20,000, respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $527 and $6,325 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.13% and 6.86% of the sales for the three months ended June 30, 2020, and 2019 respectively.

The Company incurred $1,753 and $16,181 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.34% and 6.06% of the sales for the six months ended June 30, 2020, and 2019 respectively.

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

For the period ending June 30, 2020, the Company’s three revenue streams accounted for under ASC 606 follows:

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

Licensing Fees

The Company receives monthly licensing fees for its Condor Prime Back Office and Condor FX Pro Trading Terminal. Licensing revenues are allocated to software licenses and recognized when the Company transfers the software control to the customer.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of June 30, 2020 and December 31, 2019.

Revenues

For the six months ended June 30, 2020 and 2019, the Company had six (6) and ten (10) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 81.94% and 95.51% of total revenue for the six months ended June 30, 2020 and 2019 respectively.

Accounts Receivable

At June 30, 2020, and December 31, 2019, Company’s top four (4) customers comprise roughly 74.82% and 66.89% of total A/R, respectively. The loss of any of the top four customers would have a significant impact on the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and six months ended June 30, 2020 and 2019, the Company did not incur R and D cost.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the carrying value of the asset exceeds the fair value. On June 30, 2020, and December 31, 2019, there are no impairment charges.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $65,144 and $9,562 for the three months ended June 30, 2020 and 2019 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $114,728 and $19,843 for the six months ended June 30, 2020 and 2019 respectively, and the Company classifies such cost as the Cost of Sales. The increase in amortization expense for the three months ending June 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop).

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

As of June 30, 2020, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016, and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. The Company extended the due date on the four (4) tranches of FRH Group convertible notes. Management performed an analysis to determine the fair value of the BCF on the four (4) tranches and noted that the value of the BCF for each note was insignificant; thus, the Company did not record any debt discount as of June 30, 2020.

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

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2020, and December 31, 2019, the Company had 71,371,385 and 68,626,332 basic and dilutive shares issued and outstanding, respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the six months ended June 30, 2020 and 2019, common stock equivalents were anti-dilutive due to a net loss of $223,166 and $21,842, respectively, for the period. During the three and six months ended June 30, 2020, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At June 30, 2020, and December 31, 2019, the accumulated deficit was $1,258,660 and $1,035,494, respectively.

During the three months ended June 30, 2020, and 2019, the Company incurred a net loss of $163,581 and $31,519, respectively. During the six months ended June 30, 2020, and 2019, the Company incurred a net loss of $223,166 and $21,842, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of June 30, 2020 and December 31, 2019, the Company had $124,524 and $27,884 cash on hand, respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months. The Company continues to experience negative cash flows from operations, as well as the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended June 30, 2020, and 2019, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At June 30, 2020, and December 31, 2019, the gross capitalized software asset was $932,758 and $829,500, respectively. At the end of June 30, 2020, and December 31, 2019, the accumulated software depreciation and amortization expenses were $254,603 and $139,875, respectively. As a result, the unamortized balance of capitalized software at June 30, 2020, and December 31, 2019, was $678,155 and $689,625, respectively.

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

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the six months ended June 30, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

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

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on June 30, 2020, for purchases and cash drawn at 12% and 25%, respectively. As of June 30, 2020, the Company complies with terms and conditions of the line of credit. At June 30, 2020, and December 31, 2019, the outstanding balance was $38,624 and $31,514, respectively.

NOTE 8. NOTES PAYABLE

Convertible Notes Payable – Related Party

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

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

NOTE 8. NOTES PAYABLE (continued)

Convertible Notes Payable – Related Party

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018, and additional extension to June 30, 2019. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

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

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to the registered holder of this Note. The Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

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

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	12/31/2020	12/31/2020	12/31/2020	12/31/2020
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value of $100,000 coupon 6%, dated February 22, 2016, was amended to extend the maturity date from June 30, 2019, to June 30, 2020. The Convertible Promissory Note with the face value of $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from June 30, 2019, to December 31, 2020. The Convertible Promissory Note with the face value of $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from June 30, 2019, to December 31, 2020. The Company, by the execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

NOTE 8. NOTES PAYABLE (continued)

Convertible Notes Payable – Related Party

At June 30, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $226,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

Related Party Advance – Officer Loan

On April 1, 2020, the Company received $15,000 from the Officer as a loan. The Company repaid the loan in full as of May 29, 2020.

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by Small Business Administration (SBA) and Bank of America (“Bank”) receiving confirmation from the SBA that the Bank may proceed with the PPP Note. If the SBA does not confirm forgiveness of the PPP Note, or only partly confirms forgiveness of the PPP Note or the Company fails to apply for PPP Note forgiveness, the Company will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the end of the Deferment Period, which is six months period from May 01, 2020.

SBA Loan

On May 22, 2020, the Company received proceeds in the amount of one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00). The Company received one hundred and forty-four thousand nine hundred and eight hundred 00/100 Dollars ($144,800.00). The installment payments will include principal and interest, of $707 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the date of the advance.

Economic Injury Disaster Loan (EIDL)

The Economic Injury Disaster Loan program is offered through the Small Business Administration. The CARES Act changed the program to offer an emergency grant up to $10,000 per business, which are forgivable like the PPP Note. This grant doesn’t have to be repaid. On May 14, 2020, the Company received $4,000 in EIDL grants. The Company has recorded it as other income since the EIDL grant is forgivable.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $14,905 and $12,524 for the six months ended June 30, 2020, and 2019 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2019, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At June 30, 2020, and December 31, 2019, Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $226,908, and $196,908 respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on the reclassification of its officers from independent contractors to employees from fiscal ended December 31, 2017, to 2019. As of June 30, 2020, the Company has assessed federal and state payroll tax payments in the aggregate amount of $11,376, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of June 30, 2020, and December 31, 2019, the authorized capital stock of the Company consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2020, and December 31, 2019, the Company had 71,371,385 and 68,626,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000 and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz and FRH Group respectively as the founders in consideration of services rendered to the Company. As of June 30, 2020, the Company had 4,000,000 preferred shares issued and outstanding.

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

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to ten (10) consultants valued at $9,000.

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

Effective June 03, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid-compensation through the income statement following a regular straight-line amortization schedule over the life of the contract, which is for twelve months—the time during which Kingswodd Capital Markets presumably will produce benefits for the Company.

NOTE 11. WARRANTS

Effective June 1, 2017, the Company planned to raise $600,000 through a Private Placement Memorandum (the “Memorandum”) of up to 4,000,000 Units. Each unit (a “Unit”) consists of one share of Common Stock, par value $.0001 per share (the “Common Stock) and one redeemable Class A Warrant (the “Class A Warrant(s)”) of the Company. The Company closed the private placement effective December 15, 2017.

Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock for $0.30 per share at any time until April 30, 2019 (‘Expiration Date’). The Company issued the securities with a restrictive legend.

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2019	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at June 30, 2020	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company has earned $1,698,770 in revenues from January 21, 2016 (inception) to June 30, 2020. For the three months ended June 30, 2020, and 2019, the Company earned revenues of $46,500 and $92,267, respectively. For the six months ended June 30, 2020, and 2019, the Company earned revenues of $130,407 and $266,802, respectively.

As of June 30, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to June 30, 2020. On April 24, 2020, the Company further extended the maturity date of the FRH Group Note to December 31, 2020.

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

Financial Condition at June 30, 2020

At June 30, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $226,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On June 30, 2020, the accumulated deficit was $1,258,660. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due before the end of the Deferment Period, which is six months period from May 01, 2020. The Company received proceeds for one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00) from U.S. Small Business Administration (SBA). The installment payments will include principal and interest, of $707 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the date of the advance.

Our cash balance is $124,524 as of June 30, 2020. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Three months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, and 2019, the Company had active six (6) and ten (10) customers, respectively. Revenues generated from the top three customers represented approximately 87.10% and 93.84% of total revenue for the three months ended June 30, 2020, and 2019 respectively. The revenues generated for the three months ended June 30, 2020, and 2019 were $46,500 and $92,267, respectively. During the three months ended June 30, 2020, and 2019, the Company earned a net loss and a net income of $163,581 and $31,519, respectively.

The total revenue breakdown for the three months ended June 30, 2020, and 2019 is below:

Three months Ended	June 30, 2020	June 30, 2019
Revenue Description	% of Total	% of Total
Technology Solutions	100.00%	100.00%
Total	100.00%	100.00%

During the three months ended June 30, 2020, and 2019, the Company incurred general and administrative costs (“g and a”) of $133,446 and $95,473 (excluding amortization expenses), respectively. The increased g and a costs for the three months ended June 30, 2020 is due to the financing and audit fees. The g and a expenses were 286.98% and 103.47% of the revenue for the three months ended June 30, 2020, and 2019 respectively. Amortization expense was $65,144 and $9,562 for the three months ended June 30, 2020, and 2019 respectively, included in the Cost of sales expense. The increase in amortization expense for the three months ended June 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), and Condor Web Trader.

The rental expense was $6,626 and $9,774 for the three months ended June 30, 2020, and 2019 respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $527 and $6,325 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.13% and 6.86% of the sales for the three months ended June 30, 2020, and 2019 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended June 30, 2020 and 2019, FRH Prime has generated volume rebates of $0 and $333 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Six months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, and 2019, the Company had active six (6) and ten (10) customers, respectively. Revenues generated from the top three customers represented approximately 81.94% and 95.51% of total revenue for the six months ended June 30, 2020, and 2019 respectively. The revenues generated for the six months ended June 30, 2020, and 2019 were $130,407 and $266,802, respectively. During the six months ended June 30, 2020, and 2019, the Company earned a net loss of $223,166 and $21,842, respectively.

The total revenue breakdown for the six months ended June 30, 2020, and 2019 is below:

Six months Ended	June 30, 2020	June 30, 2019
Revenue Description	% of Total	% of Total
Technology Solutions	100.00%	100.00%
Total	100.00%	100.00%

During the six months ended June 30, 2020, and 2019, the Company incurred general and administrative costs (“g and a”) of $209,069 and $222,632 (excluding amortization expenses), respectively. The reduced g and a costs for the six months ended June 30, 2020 is due to the lower professional & consulting fees. The g and a expenses were 160.32% and 83.44% of the revenue for the six months ended June 30, 2020, and 2019 respectively. Amortization expense was $114,728 and $19,843 for the six months ended June 30, 2020, and 2019 respectively, included in the Cost of sales expense. The increase in amortization expense for the six months ended June 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), and Condor Web Trader.

The rental expense was $14,905 and $12,524 for the six months ended June 30, 2020, and 2019 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The rent payment at the office is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The rent payment at the office is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the terms of the agreement by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $1,753 and $16,181 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.34% and 6.06% of the sales for the six months ended June 30, 2020, and 2019 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the six months ended June 30, 2020 and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2020 and December 31, 2019, we had a cash balance of $124,524 and $27,884, respectively.

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

On July 15, 2020, the Company engaged Kingswood Capital Markets, a division of Benchmark Investments, Inc. to act as its exclusive general financial advisor for strategic corporate planning and investment banking services.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to June 30, 2020. As of June 30, 2020, and December 31, 2019, the Company had an accumulated deficit of $1,258,660 and $1,035,494, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2019, and 2018, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2020 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2020 and 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: August 10, 2020	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: August 10, 2020	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

