Form 10-Q
period 2020-09-30
FDCTECH, INC.
filed 2020-11-05
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on November 02, 2020, was 68,626,332.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$59,024	$27,884
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $78,087, respectively	15,365	16,479
Other current assets	26,628	5,378
Total Current assets	101,017	49,741
Capitalized software, net	656,840	689,625
Total assets	$757,857	$739,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$53,500	$21,000
Line of credit	35,723	31,514
Payroll tax payable	114,925	99,498
Related-party convertible notes payable – current	1,000,000	1,000,000
Related-party accrued interest – current	241,908	196,908
Cares act- paycheck protection program advance	23,081	-
Total Current liabilities	1,469,137	1,348,920
SBA loan – non-current	144,900	-
Cares act- paycheck protection program advance – non-current	27,551
Accrued interest – non-current	2,340	-
Total liabilities	1,643,928	1,348,920
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2020 and December 31, 2019	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 71,371,385 and 68,626,332 shares issued and outstanding, as of September 30, 2020 and December 31, 2019	6,862	6,862
Additional paid-in capital	418,678	418,678
Accumulated deficit	(1,312,011)	(1,035,494)
Total stockholders’ deficit	(886,071)	(609,554)
Total liabilities and stockholders’ deficit	$757,857	$739,366

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$43,000	$57,760	173,407	$324,562
Cost of sales	68,616	48,127	183,344	67,970
Gross Profit	(25,616)	9,633	(9,937)	256,592
Operating expenses:
General and administrative	7,796	55,177	216,865	277,809
Sales and marketing	3,894	3,636	5,647	19,817
Total operating expenses	11,690	58,813	222,512	297,626
Operating income (loss)	(37,306)	(49,180)	(232,449)	(41,034)
Other income (expense):
Related-party interest expense	(15,000)	(15,000)	(45,000)	(45,000)
Other interest expense	(1,402)	-	(2,340)	-
Other income (expense)	357	-	3,272	12
Total other expense	(16,045)	(15,000)	(44,068)	(44,988)
Income (loss) before provision for income taxes	(53,351)	(64,180)	(276,517)	(86,022)
Provision (benefit) for income taxes	-		-	-
Net income (loss )	$(53,351)	$(64,180)	(276,517)	$(86,022)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	70,297,234	68,626,332	69,467,881	68,618,343

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Three Months Ended September 30, 2019

Balance, June 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(801,646)	$(379,209)
Net loss	-	-	-	-	-	(64,180)	(64,180)
Balance, September 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(865,826)	$(443,389)

Three Months Ended September 30, 2020

Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(685,989)	-	(686,264)
Net loss	-	-	-	-	-	(53,351)	(53,351)
Balance, September 30, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,312,011)	$(886,071)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Nine Months Ended September 30, 2019

Balance, December 31, 2018	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)
Common shares issued for cash at $0.15 per share	-	-	33,000	3	4,947	-	4,950
Common shares issued for services valued at $0.15 per share	-	-	60,000	6	8,994	-	9,000
Net loss	-	-	-	-	-	(86,022)	(86,022)
Balance, September 30, 2019	4,000,000	$400	68,626,332	$6,862	$415,175	$(865,826)	$(443,389)

Nine Months Ended September 30, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(685,989)	-	(686,264)
Net loss	-	-	-	-	-	(276,517)	(276,517)
Balance, September 30, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,312,011)	$(886,071)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Year Ended
	September 30, 2020	September 30, 2019
Net loss	$(276,517)	$(86,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	183,344	67,970
Common stock issued for services	-	9,000
Accounts receivable allowance	17,875	9,412
Change in assets and liabilities:
Gross accounts receivable	(16,761)	11,865
Accounts payable	32,500	(5,500)
Prepaid expenses	(21,250)	(5,378)
Accrued interest	47,340	45,000
Accrued payroll tax expenses	15,427	-
Deferred revenue	-	3,000
Net cash provided by (used in) operating activities	$(18,042)	$49,347
Investing Activities:
Capitalized software	(150,559)	(204,787)
Net cash used in investing activities	$(150,559)	$(204,787)
Financing Activities:
Borrowing from (payments to) line of credit	4,209	5,979
Net proceeds from common stock issuance for cash	-	4,950
Net proceeds from cares act - paycheck protection program	50,632	-
Net proceeds from SBA loan	144,900	-
Net cash provided by (used in) financing activities	$199,741	$10,929
Net decrease in cash	31,140	(144,511)
Cash at beginning of the period	27,884	210,064
Cash at end of the period	$59,024	$65,553
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for capitalized software	$-	$-

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under the State of Delaware laws. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the forex (FX) and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solution to OTC Online Brokerages and cryptocurrency businesses (“customers”).

The Company’s products are designed to provide a complete solution for all operating aspects of customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, including management consulting and customer’s B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to run their overall brokerage business better by increasing trading revenues, cutting operating costs, and enabling them to anticipate market challenges through the use of our proprietary based processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements as outlined in the Software Development Agreement (“Agreement”).

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

We act as an adviser/strategic consultant and reseller of its proprietary technologies in the cryptocurrency and blockchain space. The Company expects to generate additional revenue from its crypto-related solutions, such as from the development of custom crypto exchange platform for customers, the sale of the non-exclusive source code of crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

There are several steps required to set-up a functional crypto exchange platform. Our customers seek necessary licensing approval and meet registration requirements in their respective jurisdictions. Customers are also responsible for establishing a relationship with the payment processing partner, such as a bank. Subsequently, the Company intends to provide and maintain a payment gateway API, giving users the power to add and withdraw funds. Liquidity is an essential aspect of the success of a cryptocurrency exchange marketplace. The trades at an exchange drive its liquidity, and a robust crypto exchange platform requires seamless trading activity. To manage this liquidity at the customer’s crypto exchange business, the Company will integrate its customer crypto exchange’s liquidity position to other existing exchanges. The Company will provide a modern and robust API interface that connects liquidity and trade volume data between various crypto exchanges.

Note 1 – Business Description and Nature of Operations (continued)

The Company is responsible for arranging, developing, and maintaining the crypto exchange platform’s technology architecture. This architecture includes but is not limited to the trading engine, front-end user interface, functional website, cryptocurrency wallet, and administration console. The trading engine serves as the core of exchange. It is essential to smart order transaction execution, calculate balances, access, and aggregation of the order book and match all the buy/sell transactions on an exchange. The front-end user interface is a user-friendly and intuitive interface with a minimalistic approach to an exceptional trading experience. The front-end user includes but is not limited to user registration, funds deposit/withdrawal, view order book, transactions, balance, statistics, charts, buy/sell orders, and support features. The Company can customize a console’s features according to our customers’ specific business requirements, such as editing trading fees, managing cryptocurrency listing, adding new currencies, and crediting/debiting funds wallets, and addressing support issues. The Company’s involvement is limited to creating an interface between the crypto exchange platform and the digital asset owner. It is not responsible for holding and maintaining the digital assets in the wallet.

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

Business Strategy

Our experienced management and in-house software development team have carefully designed various B2B business solutions to meet the needs of OTC Online Brokers. Our solution targets OTC Online brokers of all sizes and stages. Our potential customer can be a start-up company or an established OTC Online broker. It is comparatively easier, less risky, and more cost-efficient for customers to enter Prime of Prime or OTC Online broker space using our turnkey solution. Our advisory services and proprietary technologies enable customers to adapt to regulatory changes and market shifts quickly while enhancing the end-user/trader experience.

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

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, our primary focus is on different customer acquisition channels to expand our customer base. The Company is actively integrating digital (online marketing, website, blogs, and social media) and traditional marketing channels (conferences, trade shows, phones, direct meetings) effectively.

Note 1 – Business Description and Nature of Operations (continued)

We implement an effective marketing funnel to map out our customer’s journey from when a customer is a lead and then put specific strategies to encourage them to move through this funnel. We create awareness of our solutions through a direct marketing strategy, where we use a combination of approaches. The omnichannel strategy includes – banner advertising, SEO marketing, email outreach, event promotion, including educational seminars, conferences, and public and media relations, all of which we have designed at driving prospective customers to fdctech.com or encourage them to contact one of our specialists. We also encourage customers to participate in the demo or webinar, or consultation call where our expert shows them why they need our solutions and how it will benefit them.

We also utilize many indirect channels where a network of industry professionals, introducing and referring brokers (collectively “RB/IB”) as third parties, promote our services in exchange for performance-based compensation. In most cases, RB/IB performs the lead generation function while our staff provides the customer and technical service.

Most of the marketing and branding initiatives are taken in-house by our team. We effectively leverage social media, content marketing, and integrated models to keep our message’s continuity and maintain critical customer relationships on a one-on-one basis.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the nine months ending September 30, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Board of Directors

The Company currently has three directors.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements in a manner consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented the company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On September 30, 2020, and December 31, 2019, the Company had $59,024 and $27,884 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from six (06) customers. In some cases, Receivables from the customer are due immediately on demand; however, in most cases, the Company offers net 30 terms, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2020, and December 31, 2019, the Company has determined that allowance for doubtful accounts was $95,961 and $78,087, respectively. For the nine months ended, bad debt expense ended September 30, 2020 and 2019, was $17,875 and $20,000, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $3,894 and $3,636 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2020, and 2019, respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 9.06% and 6.30% of the sales for the three months ended September 30, 2020, and 2019 respectively.

The Company incurred $5,647 and $19,817 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2020, and 2019, respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 3.26% and 6.11% of the sales for the nine months ended September 30, 2020, and 2019, respectively.

Office Lease

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space as on need basis. Previously, the Company leased office space at 1460 Broadway, New York, NY 10036, from an unrelated party. The new rent payment or membership fee is $90 per month compared to the previous rent payment or membership fee at the office of $890 per month, including the general and administrative expenses.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for one (1) year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leased office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included it in the general and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract or contracts and subsequent amendments with the customer.
●	Identify all the performance obligations in the contract and subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

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

Note 2 - Summary of Significant Accounting Policies (continued)

For purposes of determining the transaction price, the Company assumes that the goods or services promised in the existing contract will be transferred to the customer. The Company assumes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer with an original term of one year and the Company expects the customer to renew for a second year, the Company would determine the transaction price based on the original one-year term. When determining the transaction price, the Company first identifies the fixed consideration, including non-refundable upfront payment amounts.

To allocate the transaction price, the Company allocates an amount that best represents consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” the promised goods or services when the customer obtains control of the goods or services. The Company considers a customer “obtains control” of an asset when it can direct the use of, and obtain all the remaining benefits from, an asset substantially. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will deliver more than one year into the future as a non-current liability.

For the period ending September 30, 2020, the Company’s three revenue streams accounted for under ASC 606 follows:

IT Support

On February 5, 2018 (‘Effective Date’), the Company signed an IT support and maintenance agreement (‘IT Agreement’) with an FX/OTC broker (‘FX Broker’) regulated by the Malta Financial Services Authority. The Company earns the recurring monthly payment from the FX Broker for delivering IT support and maintenance services (‘Services’) to FX Broker’s legacy technology infrastructure. The term of this Agreement commenced on the Effective Date and shall continue until terminated by either party either for cause, bankruptcy, and other default clauses. The Company completes and satisfies its performance obligation upon accomplishment of all support and maintenance activities every month. The Company invoices the FX Broker at the beginning of the month for services performed, delivered, and accepted for the prior month. At the time of the invoice, the Company has rendered all Services.

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

The Company invoices the customer at the beginning of the month for services delivered for the month. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of September 30, 2020 and December 31, 2019.

Revenues

For the nine months ended September 30, 2020 and 2019, the Company had six (6) and ten (10) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 82.47% and 94.29% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Accounts Receivable

At September 30, 2020, and December 31, 2019, Company’s top four (4) customers comprise roughly 73.21% and 84.43% of total A/R, respectively. The loss of any of the top four customers would significantly impact the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur R and D cost.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. Where the Company can reasonably estimate a range of loss with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. On September 30, 2020, and December 31, 2019, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next twelve (12) months significantly.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the design specifications of the Condor FX Back Office Version, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technological feasibility of the Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Note 2 - Summary of Significant Accounting Policies (continued)

Amortization expense was $68,616 and $48,127 for the three months ended September 30, 2020 and 2019 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $183,344 and $67,970 for the nine months ended September 30, 2020 and 2019 respectively, and the Company classifies such cost as the Cost of Sales. The increase in amortization expense for the three months ending September 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop, Web, and Mobile).

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

If the conversion features of conventional convertible debt provide a conversion rate below market value, this feature is characterized as a beneficial conversion feature (“BCF”). The Company records BCF as a debt discount pursuant to ASC Topic 470-20, Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the debt’s life using the effective interest method.

As of September 30, 2020, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016, and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has as a beneficial conversion feature (“BCF”) to the extent of the price difference. The Company extended the due date on the four (4) tranches of FRH Group convertible notes. Management performed an analysis to determine the fair value of the BCF on the four (4) tranches and noted that the value of the BCF for each note was insignificant; thus, the Company did not record any debt discount as of September 30, 2020.

For FRH Group convertible note dated April 24, 2017, the stock’s value at issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF. As of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the issuance date because the debt is convertible at the date of issuance.

The $97,996 amount equaled to the intrinsic value, and the Company allocated it to additional paid-in capital in 2017.

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2020, and December 31, 2019, the Company had 68,626,332 and 68,626,332 basic and dilutive shares issued and outstanding, respectively. The Company had 20,000,000 million potentially dilutive shares related to four outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the nine months ended September 30, 2020 and 2019, common stock equivalents were anti-dilutive due to a net loss of $276,517 and $86,022, respectively, for the period. During the three and nine months ended September 30, 2020, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year’s presentation. None of these classifications impacted reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606 while prior period amounts are reported following legacy GAAP. Refer to Note 2 Revenue from Major Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

NOTE 3. GOING CONCERN AND MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At September 30, 2020, and December 31, 2019, the accumulated deficit was $1,312,011 and $1,035,494, respectively.

During the three months ended September 30, 2020, and 2019, the Company incurred a net loss of $53,351 and $64,180, respectively. During the nine months ended September 30, 2020, and 2019, the Company incurred a net loss of $276,517 and $86,022, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of September 30, 2020 and December 31, 2019, the Company had $59,024 and $27,884 cash on hand, respectively. The Company believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary business course for twelve (12) months. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment for the development of its financial technologies. The Company expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve months. The Company expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms upon which such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended September 30, 2020, and 2019, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At September 30, 2020, and December 31, 2019, the gross capitalized software asset was $980,058 and $829,500, respectively. At the end of September 30, 2020, and December 31, 2019, the accumulated software depreciation were $323,218 and $139,875, respectively. As a result, the unamortized balance of capitalized software at September 30, 2020, and December 31, 2019, was $656,840 and $689,625, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

NOTE 6. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the nine months ended September 30, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

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

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the CEO and Director of the Company.

NOTE 7. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses for the Company. The line of credit has an average interest rate at the close of business on September 30, 2020, for purchases and cash drawn at 12% and 25%, respectively. As of September 30, 2020, the Company complies with the terms and conditions of the credit line. On September 30, 2020, and December 31, 2019, the outstanding balance was $35,723 and $31,514.

NOTE 8. NOTES PAYABLE

Convertible Notes Payable – Related Party

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group Ltd. (“FRH Group,” shareholder) for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. On-demand, the Company will pay interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 1,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 2,000,000 shares if FRH Group converts the entire Note subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

NOTE 8. NOTES PAYABLE (continued)

Convertible Notes Payable – Related Party

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Maturity Date”). The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. On-demand, the Company will pay interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

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

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018, and an additional extension to June 30, 2019. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. On-demand, the Company will pay interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Maturity Date”). The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. The Company extended the Maturity Date of the Note to June 30, 2019, and an additional extension to December 31, 2020. The Company will pay the outstanding principal amount of this Note, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. On-demand, the Company will pay interest on the amount of any overdue payment of principal or interest for the period following the due date at a rate of ten percent (10%) per annum.

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes.

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

(1) Note Extension – The Convertible Promissory Note with the face value of $100,000 coupon 6%, dated February 22, 2016, was amended to extend the maturity date from June 30, 2019, to September 30, 2020. The Convertible Promissory Note with the face value of $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from June 30, 2019, to December 31, 2020. The Convertible Promissory Note with the face value of $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from June 30, 2019, to December 31, 2020. The Company, by the execution of the note extension agreement, represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

NOTE 8. NOTES PAYABLE (continued)

Convertible Notes Payable – Related Party

At September 30, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $241,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”) receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is nine months from May 01, 2020.

SBA Loan

On May 22, 2020, the Company received proceeds of one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00). The Company received one hundred and forty-four thousand nine hundred and eight hundred 00/100 Dollars ($144,800.00). The installment payments will include principal and interest, of $707 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

Economic Injury Disaster Loan (EIDL)

The Economic Injury Disaster Loan program is offered through the Small Business Administration. The CARES Act changed the program to offer an emergency grant up to $10,000 per business, which is forgivable like the PPP Note. This grant doesn’t have to be repaid. On May 14, 2020, the Company received $4,000 in EIDL grants. The Company has recorded it as other income since the EIDL grant is forgivable.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $23,124 and $22,909 for the nine months ended September 30, 2020, and 2019 respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2019, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At September 30, 2020, and December 31, 2019, the cumulative accrued interest at 6% per annum on FRH Group Note(s) was $241,908, and $196,908 respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2019. As of September 30, 2020, the Company has assessed federal and state payroll tax payments in the aggregate amount of $15,427, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of September 30, 2020, and December 31, 2019, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2020, and December 31, 2019, the Company had 68,626,332 and 68,626,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of September 30, 2020, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders considered the Company’s services.

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

Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the CEO and Director of the Company.

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

Effective June 03, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid-compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—the time during which Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

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

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2019	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at September 30, 2020	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

The Warrants are redeemable by the Company, upon thirty (30) day notice, at a price of $.05 per Warrant, provided the average of the closing bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System (or the average of the last sale price if the Common Stock is then listed on the NASDAQ National Market System or a securities exchange), shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive trading days prior to the date on which the Company gives notice of redemption. The holders of Warrants called for redemption have exercise rights until the business’s close on the date fixed for redemption.

The exercise price and a number of shares of Common Stock or other securities issuable on exercise of the Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger, or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

As of the date of this report, the holders have not exercised any Class A Warrants. All Class A Warrants have expired.

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

NOTE 13. SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues to spread throughout the United States. While the outbreak was initially concentrated in China, it has now spread to several other countries, including Russia and Cyprus, and infections have been reported globally. Many countries worldwide, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and results of operation.

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

The Company has completed the Condor FX Pro Trading Platform. The Company currently has four (4) licensing agreements for its Condor FX Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail FX brokers for the use of Condor FX Pro Trading Platform. At the time of this report’s release, the Company has developed two versions of each of the Condor FX Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3rd, 2018. In the second quarter of the fiscal year ending December 31, 2019, the Company released, marketed, and distributed its Condor FX Pro Trading Terminal, allowing traders to trade on Condor FX Pro Trading front-end and other industry trading platform via a single wallet. The Company has developed the Condor Back Office API to integrate any third-party CRM and banking systems to Condor Back Office.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the first quarter of the fiscal year ended December 31, 2021.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $1,741,770 in revenues from January 21, 2016 (inception) to September 30, 2020. For the three months ended September 30, 2020, and 2019, the Company earned revenues of $43,000 and $57,760, respectively. For the nine months ended September 30, 2020, and 2019, the Company earned revenues of $173,407 and $324,562, respectively.

As of September 30, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to September 30, 2020. On April 24, 2020, the Company further extended the FRH Group Note’s maturity date to December 31, 2020.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such agreement. The material terms of agreements with customers depend on the nature of services and solutions. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such agreement.

Financial Condition at September 30, 2020

At September 30, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $241,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On September 30, 2020, the accumulated deficit was $1,312,011. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due before the Deferment Period, which is nine months from May 01, 2020. The Company received proceeds for one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00) from U.S. Small Business Administration (SBA). The installment payments will include principal and interest, of $707 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

Our cash balance is $59,024 as of September 30, 2020. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offering and debt financing. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

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

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offering and debt financing. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

RESULTS OF OPERATIONS

Three months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, and 2019, the Company had active six (6) and ten (10) customers, respectively. Revenues generated from the top three customers represented approximately 90.70% and 90.66% of total revenue for the three months ended September 30, 2020, and 2019 respectively. The revenues generated for the three months ended September 30, 2020, and 2019 were $43,000 and $57,760, respectively. During the three months ended September 30, 2020, and 2019, the Company earned a net loss of $53,351 and $64,180, respectively.

The total revenue breakdown for the three months ended September 30, 2020, and 2019 is below:

Three months Ended	September 30, 2020	September 30, 2019
Revenue Description	% of Total	% of Total
Technology Solutions	100.00%	100.00%
Total	100.00%	100.00%

During the three months ended September 30, 2020, and 2019, the Company incurred general and administrative costs (“g and a”) of $7,796 and $55,177 (excluding amortization expenses), respectively. The decrease in g and a costs for the three months ended September 30, 2020 is due to the reverse adjustment of financing cost. The g and a expenses were 18.13% and 95.53% of the revenue for the three months ended September 30, 2020, and 2019, respectively. Amortization expense was $68,616 and $48,127 for the three months ended September 30, 2020, and 2019 respectively, included in the Cost of sales expense. The increase in amortization expense for the three months ended September 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), and Condor Web Trader.

The rental expense was $8,220 and $10,385 for the three months ended September 30, 2020, and 2019, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $3,894 and $3,636 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2020, and 2019, respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 9.06% and 6.30% of the sales for the three months ended September 30, 2020, and 2019 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended September 30, 2020 and 2019, FRH Prime has generated volume rebates of $0 and $333 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Nine months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, and 2019, the Company had active six (6) and ten (10) customers, respectively. Revenues generated from the top three customers represented approximately 82.47% and 94.29% of total revenue for the nine months ended September 30, 2020, and 2019 respectively. The revenues generated for the nine months ended September 30, 2020, and 2019 were $173,407 and $324,562, respectively. During the nine months ended September 30, 2020, and 2019, the Company earned a net loss of $276,517 and $86,022, respectively.

The total revenue breakdown for the nine months ended September 30, 2020, and 2019 is below:

Nine months Ended	September 30, 2020	September 30, 2019
Revenue Description	% of Total	% of Total
Technology Solutions	98.82%	100.00%
Consulting	1.18%	0.00%
Total	100.00%	100.00%

During the nine months ended September 30, 2020, and 2019, the Company incurred general and administrative costs (“g and a”) of $216,865 and $277,809 (excluding amortization expenses), respectively. The reduced g and a costs for the nine months ended September 30, 2020 is due to the lower professional & consulting fees. The g and a expenses were 125.06% and 85.60% of the revenue for the nine months ended September 30, 2020, and 2019, respectively. Amortization expense was $183,344 and $67,970 for the nine months ended September 30, 2020, and 2019 respectively, included in the Cost of sales expense. The increase in amortization expense for the nine months ended September 30, 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), and Condor Web Trader.

The rental expense was $23,124 and $22,909 for the nine months ended September 30, 2020, and 2019, respectively. The increase in rent expense is due to two (2) additional leases for the fiscal year ended December 31, 2019. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $5,647 and $19,817 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 3.26% and 6.11% of the sales for the nine months ended September 30, 2020, and 2019 respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the nine months ended September 30, 2020 and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281 respectively from Condor Risk Management Back Office for MT4 Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2020 and December 31, 2019, we had a cash balance of $59,024 and $27,884, respectively.

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

We expect that the combination of existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to be sufficient for at least the next twelve (12) months. The availability of funds will fund our operating activities, meet the need for investing and financing activities, such as debt maturities and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level to fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

Should we require additional capital, the Company’s operations are not sufficient to fund its capital requirements. The Company may attempt to enter the restructuring of Notes, or refinance existing Notes with financial institutions or attempt to raise capital by selling additional capital stock or debt issuance. The Company intends to continue its efforts in growing its operations and raising funds through private equity and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH”). Effective June 1, 2017, we raised an aggregate of $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates.

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

On July 15, 2020, the Company engaged Kingswood Capital Markets, a Benchmark Investments division, Inc., to act as its exclusive general financial advisor for strategic corporate planning and investment banking services. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

On September 02, 2020, the Company engaged Garden State Securities Inc. (GSS) to act as its exclusive advisor for the private placement of debt or equity securities to fulfill the Company’s business plan and an offering of debt securities to assist in the Company’s acquisition strategy.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to September 30, 2020. As of September 30, 2020, and December 31, 2019, the Company had an accumulated deficit of $1,312,011 and $1,035,494, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2019, and 2018, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2019, filed with the SEC on April 6, 2020. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2020 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2020 and 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: November 05, 2020	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 05, 2020	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

