Form 10-K
period 2020-12-31
FDCTECH, INC.
filed 2021-03-03
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2020 of $0.44 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $30,305,586.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at March 3, 2021, was 83,745,412.

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

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under the State of Delaware laws. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to OTC Online Brokerages and cryptocurrency businesses (“customers”).

The Company’s products are designed to provide a complete solution for all operating aspects of the customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, including management consulting and customer’s B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to increase trading revenues and cut operating costs. Our proprietary solutions enable customers to anticipate market challenges using our in-house processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, act as a reseller of third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to the trading platform (desktop, web, mobile), back office, and CRM and banking integration technology.

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

The Company purely acts as a technology provider and software developer in the crypto space. The Company does not mine, trade, speculate, or act as a trading counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer, nor does it intend to become a broker-dealer.

Third-Party Industry Accreditation

In July 2016, the Financial Commission, a leading financial services industry external dispute resolution (EDR) organization with a diverse membership of online brokerages and independent services providers (ISPs), provided its technology certification. Financial Commission conducted its rigorous review of the Company’s platforms, including its Condor Risk Management Back Office, to ensure it met the Commission’s technology certification evaluation process’s technical information requirements. The Financial Commission established a comprehensive list of requirements to verify system security, capacity, business disaster recovery, continuity plan, and reporting and record-keeping, among other fields, deemed necessary for the company’s technical certification. In October 2018, Financial Commission added the Company as an approved service provider to its Partner section website. Financial Commission has created its Partners section for service providers approved to offer their solutions to our members.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Board of Directors

The Company currently has three directors.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) full calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space on a need basis. Previously, the Company leased office space at 1460 Broadway, New York, NY 10036, from an unrelated party. The new rent payment or membership fee for Irvine Office is $90 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month, including the general and administrative expenses.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for one (1) year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

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

There is currently no material pending legal or governmental proceedings other than ordinary routine litigation incidental to the business. The Company or any of its subsidiaries is a party, or any of their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934 determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432 and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. Our common stock is currently quoted on the OTC Bulletin Board and OTC Link. Trading of the Company’s common stock has not begun as of the date of this Report. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of February 24, 2021, we had 50 record holders of our Common Stock. As of February 24, 2021, we had 83,745,412 shares of our Common Stock, and 4,000,000 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no right to convert into common stock of the Company.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2020. Our Board of Directors (currently constituted by Mitchell Eaglstein, Imran Firoz, and Naim Abdullah) does not intend to distribute any cash dividends in the near term. The Board of Directors decides the declaration, payment, timing, and amount of any future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors consider relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay any dividends, there is no assurance concerning any such dividend.

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

The Company has completed the Condor FX Pro Trading Platform. The Company currently has four (4) licensing agreements for its Condor FX Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail FX brokers to use Condor FX Pro Trading Platform. At the time of this report’s release, the Company has developed two versions of each of the Condor FX Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3rd, 2018. In the second quarter of the fiscal year ending December 31, 2019, the Company released, marketed, and distributed its Condor FX Pro Trading Terminal, allowing traders to trade on Condor FX Pro Trading front-end and other industry trading platforms via a single wallet. The Company has developed the Condor Back Office API to integrate any third-party CRM and banking systems to Condor Back Office.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the first quarter of the fiscal year ended December 31, 2021.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $1,783,772 in revenues from January 21, 2016 (inception) to December 31, 2020. For the fiscal year ending December 31, 2020, and 2019, the Company earned revenues of $215,409 and $415,162, respectively.

As of December 31, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to June 30, 2021.

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

Financial Condition at December 31, 2020

At December 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $256,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On December 31, 2020, the accumulated deficit was $1,493,984. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due ten (10) months after the covered period. The Company received proceeds for one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00) from U.S. Small Business Administration (SBA). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The balance of principal and interest will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

Our cash balance is $22,467 as of December 31, 2020. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2020, compared to the Fiscal Year Ended December 31, 2019

For the fiscal year ended December 31, 2020, and 2019, the Company had eight (8) and ten (10) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 83.30% and 93.73% of total revenue for the fiscal year ended December 31, 2020, and 2019, respectively. The revenues generated for the fiscal year ended December 31, 2020, and 2019 were $215,409 and $415,162, respectively. During the fiscal year ended December 31, 2020, and 2019, the Company incurred a net loss of $458,490 and $255,690, respectively.

The total revenue breakdown for the fiscal year ended December 31, 2020, and 2019 is below:

Fiscal Ended	December 31, 2020	December 31, 2019
	% of Total	% of Total
Revenue Description
Technology Solutions	97.65%	74.75%
Software Development	0.95%	25.25%
Consulting	1.40%	0.00%
Total	100.00%	100.00%

During the fiscal years ended December 31, 2020, and 2019, the Company incurred general and administrative costs (“G and A”) of $337,634 and $470,087, respectively. The reduced G and A costs for the fiscal year ended December 31, 2020, mainly due to lower professional & consulting fees and unpaid payroll taxes. The G and A expenses were 156.74% and 113.23% of the fiscal revenue for the period ended December 31, 2020, and 2019 respectively. Amortization expense was $251,959 and $117,554 for the fiscal year ended December 31, 2020, and 2019 respectively, and the Company has included in the Cost of sales expense. The increase in amortization expense for the fiscal year ended December 2020 is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), and Condor Web Trader.

The rental expense was $30,893 and $36,157 for the fiscal year ended December 31, 2020, and 2019, respectively. The decrease in rent expense is due to reduce rent rate for WeWork Office for the fiscal year ended December 31, 2020. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $24,526 and $23,223 in sales, marketing, and advertising costs (“sales and marketing”) for the year ended December 31, 2020, and 2019, respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 11.39% and 5.59% of the sales for the years ended December 31, 2020, and 2019, respectively.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office Platform. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2020, and December 31, 2019, we had a cash balance of $22,467 and $27,884, respectively.

In the next twelve (12) months, the Company will continue to invest in sales, marketing, product support, new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve (12) months to support the growth, which mainly includes software development and purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales and marketing and working capital, respectively.

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

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company. Effective June 1, 2017, we raised an aggregate of $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates.

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

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to December 31, 2020. As of December 31, 2020, and December 31, 2019, the Company had an accumulated deficit of $1,493,984 and $1,035,494, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2020, and 2019, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and operations results on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 3, 2021. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for exemption; thus, the Company may delay adopting certain accounting standards until the standards would otherwise apply to private companies.

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

Recent Accounting Pronouncements

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used in the preparation of our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended December 31, 2020 and 2019, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	39	President/CEO/Director
Imran Firoz	49	CFO/Secretary/Director
Brian Platt	43	CTO
Naim Abdullah	39	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following stockholders’ annual meeting. Further, until Directors’ successors have been elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein is the Founder, Chief Executive Officer, and Director of the Company. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy with the primary focus to enhance shareholder value. Mr. Eaglstein ensures the Company has the necessary organizational and technology infrastructure and is responsible for deploying Capex and approving budgets.

Mr. Eaglstein has extensive executive-level experience in the management of FX brokerage and FinTech software companies. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex related conferences and tradeshows.

From June 2014 to February 2016, Mr. Eaglstein worked as the Director of the prime brokerage division of Fortress Capital Investments, UAE (“Fortress”). He led Fortress to $20 million in trading revenue within one year from the start-up date. Under his leadership, Fortress achieved over $70 billion in monthly trading volume within one (1) year and reached the top twenty (20) forex broker by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve cash flow positive results within two (2) months of product launch.

From June 2011 to May 2014, Mr. Eaglstein started his career as a Senior Business Intelligence Analyst at Boston Technologies. The company promoted him to Managing Director, a pioneer in MT4 bridge technology for the retail forex market. He was instrumental in increasing Boston Technologies’ revenue from five (5) million to twenty (20) million, making it the 143rd fastest-growing company in America by Inc. 500 ranking.

From March 2009 to May 2011, Mr. Eaglstein led FXCM Systems, LLC, as its Chief Information Officer. He successfully provided white label and software development solutions to FXCM and on behalf of FXCM, one of the largest forex broker-dealer in the world. From January 2007 to March 2011, he served as the Chief Operating Officer and Chief Information Officer for Avalon Capital Holdings Corporation, developed, marketed, and distributed high-performance proprietary trading software for financial companies that engage in online forex trading. From January 2007 to Feb 2009, Mr. Eaglstein was the Co-Founder and Chief Operating Officer of Traders Development COO Traders Development, LLC, a financial software company based in Irvine, California. Early in his career, Mr. Eaglstein co-founded Campus Universe, an online consignment shop for students to buy and sell textbooks from each other via a fully automated e-commerce website that won the Golden Web Award.

Imran Firoz, Co-Founder, CFO, Director

From January 2016 to date, Mr. Firoz is the Co-Founder, Chief Financial Officer, and Director of the Company. Mr. Firoz is responsible for strategic planning and corporate development, Mergers and Acquisitions (M&A), financial restructuring, and risk management. He has been responsible for guiding due diligence efforts, implementing financial controls, putting in practice compliance guidelines, and planning disaster recovery strategy. From December 2011 to May 2015, Mr. Firoz was the CEO and Director of Scoobeez Global, Inc. (“ABT”). From May 2015 to March 2017, Mr. Firoz worked as the CFO and Director of the ABT, where he was instrumental in the acquisition, development, and growth of Scoobeez, Inc., an on-demand messenger, delivery, and courier company.

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

Mr. Firoz was the Chief Financial Officer of Master Capital Group Corp. from November 2004 until May 2007, where he provided financial oversight to the accounting and finance department of the company and advised the Board of Directors on financial implications of business activities. In January 2002, Mr. Firoz served as Associate, Investment Banking for National Bank Financial, Canada (“NBF”) on numerous transactions, including a key member of the M&A advisory team Franco-Nevada on the $10 billion three-way mega gold merger of Newmont-Normandy-Franco-Nevada. During the same period, he was a member of NBF’s investment banking team that advised the Treasurer of Hydro One on the restructuring and sale of Ontario Electricity Financial Corporation debt of $2.9 billion in the Canadian public debt markets.

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

Brian Platt, Chief Technology Officer

Mr. Platt joined Forex Development Corporation in May 2016. Mr. Platt has over ten (10) years of experience in the FX industry, managing complex technology and business operations. His expertise includes advanced technical knowledge of databases, programming, product development lifecycles, and a clear understanding of business needs. Mr. Platt’s passion is combining this business and technical know-how to assure the best products, client satisfaction, and optimization of human resources.

Mr. Platt was the head of technology at the prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), from June 2014 to January 2016. He was instrumental in starting a forex broker from the ground up, introducing the trading platform, connecting liquidity, add-on services such as money management PAMM systems, and compliance reporting.

From May 2011 to February 2014, Mr. Platt served as the Director of Risk Management and Operations Research at Boston Technologies. His significant accomplishments include developing advanced procedures to eliminate trade risk, streamlining accounting operations, revamping client reporting, integrating new revenue streams, and providing comprehensive analytics.

Before joining Boston Technologies, Mr. Platt managed the Operations Research department at CMS Forex from March 2006 through May 2011. He coordinated all business intelligence efforts, identified and automated manual operations, and facilitated new business initiatives in this role. Mr. Platt organized the operational elements of CMS Forex’s sale to Gain Capital and subsequently revamped the company to utilize existing resources as a profitable self-sufficient IB business. Mr. Platt holds a degree in Information Systems from Yeshiva University. He has computer science training from New York University and Oracle DBA training from Farleigh Dickenson University.

Naim Abdullah, Director

On November 2, 2017, the Company appointed Mr. Abdullah to the Board of Directors. Mr. Abdullah has over ten (10) years of experience in equity derivatives markets, portfolio management, financial advisory, and financial planning.

From June 2018 to the present, Mr. Abdullah is the Head of Finance of XYO Network, a blockchain company that provides location verification services for various industries. From May 2017 to June 2018, Mr. Abdullah was the Manager, Financial Planning and Analysis at Cetera Financial Group. From September 2015 to March 2017, Mr. Abdullah was the Director – Trading and Portfolio Manager at Sea Otter Securities Group, LLC. From February 2014 and August 2015, Mr. Abdullah worked as the Associate Portfolio Manager at Reality Shares, Inc. He developed a product suite of Derivatives and Equity-based Exchange Traded Funds (‘ETF’s) by managing the creation of portfolio execution strategies in OTC and listed options markets. From September 2012 to December 2013, Mr. Abdullah gained experience as the Portfolio Manager at Marathon Trading and managed a global portfolio of equity and index products. From June 2011 to October 2011, Mr. Abdullah was a Financial Consultant to the CFO of Major League Baseball. He conducted financial due diligence on $1.4 billion refinancings of MLB syndicated loan facility. Reviewed investment banking pitch books, analyzed proposals, and presented recommendations to CFO. From July 2004 to May 2009, Mr. Abdullah co-managed $1 billion global portfolios (4 traders) of Equity and Index ETF products at Susquehanna International Group, LLP (SIG).

Mr. Abdullah received his MBA in Finance in June 2011 from the Wharton School of the University of Pennsylvania. He graduated in June 2004 with a Bachelor of Arts in Economics from Princeton University, New Jersey.

Term of Office

All directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following stockholders’ annual meeting. Further, until Directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of three (3) members, out of which two (2) directors are executive directors and who do not qualify as an independent director by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes that such committees are not necessary since the Company is an early start-up company and has only three (3), directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three (3) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers other than as described above. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our Company has, during the last ten (10) years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two (2) years prior thereto.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors, and the appropriate responses are provided to stockholders in a timely manner. Our board of directors will continue to monitor whether it would be appropriate to adopt such a process during the upcoming year.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the “Named Executives”):

						Non-Equity
				Stock	Option	Incentive Plan	Nonqualified Deferred	All Other
Name and		Salary (3)	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mitch Eaglstein, CEO (1)	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2020	81,000	-0-	-0-	-0-	-0-	-0-	-0-	81,000
Imran Firoz, CFO (2)	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2020	81,000	-0-	-0-	-0-	-0-	-0-	-0-	81,000
Peggy S.Reed, COO (3)	2019	33,870	-0-	-0-	-0-	-0-	-0-	-0-	33,870
	2020	0	-0-	-0-	-0-	-0-	-0-	-0-	0
Brian Platt, CTO (3)	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2020	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

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

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 each per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually by the Company. Effective October 1, 2020, the Company pays $12,000 monthly each to its CEO and CFO, respectively.

Currently, Messrs: Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all of such officers to employee status during the second quarter of 2021. To date, the Company has not issued any bonuses or option awards to its officers. The Company intends to provide these incentives based on meeting specific sales criteria, to be reviewed quarterly and annually.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2020, or through the date of filing of this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The non-executive director was paid $2,500 in November 2017 upon his appointment to the Board. The Company has paid no compensation to the non-executive director for the fiscal year ended December 31, 2020.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2020, the number of shares of common and Series A Preferred Stock of our Company that is beneficially owned by (i) each person or entity is known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 68,876,332 shares of our common stock issued and outstanding for the fiscal year December 31, 2020.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	29,768,105	43.22%
Imran Firoz	Common	5,310,000	7.71%
Brian Platt	Common	500,000	0.73%
Naim Abdullah	Common	-0-	-0-
FRH Group Ltd (2)	Common	33,600,000	37.81%
Officers and Directors as a group (4 persons)	Common	35,578,105	51.66%

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	2,600,000	65.00%
Imran Firoz	Series A Preferred	400,000	10.00%
FRH Group Ltd (2)	Series A Preferred	1,000,000	25.00%
Officers and Directors as a group (2 persons)	Series A Preferred	3,000,000	75.00%

In the fiscal year ending December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered the Company. Further, the Company agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company.

(1) Addresses for all officers and directors are 200 Spectrum Drive, Suite 300, Irvine, CA 92618.

(2) In the event if the Noteholder converts the entire Notes with a maximum of 20,000,000 shares subject to adjustments in certain events. Mr. Felix Hong is the principal shareholder of FRH Group and is considered the beneficial owner of the shares. The percentages for FRH Group are calculated based on 88,876,332 shares of our common stock issued and outstanding based on the note’s entire conversion.

(3) Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. As a result, on a vote per share basis, 4,000,000 Series A Preferred Shares represent 69.29% voting percentage on a fully diluted basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. All notes maturity dates are extended to June 30, 2021. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at $0.05 per share, a cumulative cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the Company’s CEO and Director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP (‘FHH’) is our registered independent public registered accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Audit Fees

For the period ending December 31, 2020 and 2019, the Company paid $37,500 and $40,000 respectively to FHH. The fees include the audit of our annual financial statements for 2020 and 2019 and review of Forms 10-Q, or services generally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2020, our Board of Directors pre-approved 100% of all services provided by our independent registered public accounting firm. These services include audit services. Our independent registered public accounting firm is required to periodically report to our Board of Directors regarding the extent of services provided by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more of its members. Such member(s) must report any such pre-approval to our Board of Directors at the next scheduled meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2020 for professional services rendered by FHH for audit-related fees, other than the fees disclosed above under the caption “Audit Fees”.

Tax Fees

We incurred neither fees nor expenses for 2020 for professional services rendered by FHH for tax compliance, tax advice, or tax planning, other than the fees disclosed above under the caption “Audit Fees”.

Other Fees

We incurred no other fees or expenses for 2020 for any other products or professional services rendered by FHH other than as described above.

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

FDCTECH, INC.

Date: March 3, 2021	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: March 3, 2021	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	March 3, 2021
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	March 3, 2021
Imran Firoz	Accounting Officer)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FDCTech, Inc. (formerly known as Forex Development Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech, Inc. (formerly known as Forex Development Corporation) and subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The Company has prepared the accompanying consolidated financial statements to assume the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has an accumulated deficit of $1,493,984, which raises substantial doubt about its ability to continue as a going concern. Management has described its plans regarding going concern in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of impairment adjustment to capitalized software costs

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has capitalized software cost with a carrying value of $632,324 as of December 31, 2020. Capitalized software is stated at the cost incurred during software development after reaching technological feasibility, net of accumulated amortization expense. The Company continually evaluates the discounted cash flow generated from future sales to determine the needs for impairment adjustments for overvalued capitalized software costs, based on prior experience as well as forecasts of software license sales.

We identified management’s evaluation of impairment analysis for capitalized software costs as a critical audit matter. Management’s estimates regarding forecasted sales volume, monthly license price and lifespan of software result in the application of a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following:

●	We gained an understanding of Company’s policies, procedures, and internal controls for determining the fair value of capitalized software.
●	We evaluated the management’s ability to accurately forecast future revenues from each software by comparing actual results to historical forecasts.
●	We evaluated the reasonableness of management’s forecast by comparing the forecasts to historical results and forecasted information included in the industry reports of companies in its peer group.

Extension of convertible debts

As discussed in Notes 2, 5 and 7, as of December 31, 2020, the Company extended four related party loans with total principal balance of $1 million from December 31. 2020 to June 30, 2021. Due to certain conversion features within the Notes, the management is required to analyze if the extension caused cash flow change by more than 10% or not to determine modification accounting or extinguishment accounting need to apply, based on variance on value of conversion feature immediately before and after the extension.

We identified the extension of convertible debts as a critical audit matter. Management’s estimates regarding fair value of conversion feature result in the application of a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following:

●	We gained an understanding of Company’s processes and controls in place for determining the value of conversion feature of each convertible debt.
●	We evaluated the option price model the management selected to determine the conversion value, and analyzed the underlying data used in the calculation.
●	We also recalculated the conversion value of each convertible debt immediately before and after the extension.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2017.

Chatsworth, California
March 3, 2021

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$22,467	$27,884
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $78,087, respectively	16,541	16,479
Other current assets	27,878	5,378
Total Current assets	66,886	49,741
Capitalized software, net	632,324	689,625
Total assets	$699,210	$739,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$116,500	$21,000
Line of credit	39,071	31,514
Payroll tax payable	125,387	99,498
Related-party convertible notes payable – current	1,000,000	1,000,000
Related-party accrued interest – current	256,908	196,908
Cares act- paycheck protection program advance	33,698	-
Total Current liabilities	1,571,564	1,348,920
SBA loan – non-current	144,900	-
Cares act- paycheck protection program advance – non-current	16,934	-
Accrued interest – non-current	3,856	-
Total liabilities	1,737,254	1,348,920
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of December 31, 2020 and December 31, 2019	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 68,876,332 and 68, 626,332 shares issued and outstanding, as of December 31, 2020 and December 31, 2019	6,887	6,862
Additional paid-in capital	448,653	418,678
Accumulated deficit	(1,493,984)	(1,035,494)
Total stockholders’ deficit	(1,038,044)	(609,554)
Total liabilities and stockholders’ deficit	$699,210	$739,366

See accompanying notes to the financial statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2020	December 31, 2019
Revenues	$215,409	$415,162
Cost of sales	251,959	117,554
Gross Profit	(36,550)	297,608
Operating expenses:
General and administrative	337,634	470,087
Sales and marketing	24,526	23,223
Total operating expenses	362,160	493,310
Operating loss	(398,710)	(195,702)
Other income (expense):
Related-party interest expense	(60,000)	(60,000)
Other interest expense	(3,856)	-
Other income (expense)	4,076	12
Total other expense	(59,780)	(59,988)
Loss before provision for income taxes	(458,490)	(255,690)
Provision for income taxes	-	-
Net loss	$(458,490)	$(255,690)
Net loss per common share, basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	69,312,787	68,620,357

See accompanying notes to the financial statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2017
Balance, December 31, 2017	4,000,000	$400	68,533,332	$6,853	$401,234	$(638,717)	$(230,230)

December 31, 2018
Net Loss	-	-	-	-	-	(141,088)	(141,088)
Balance, December 31, 2019	4,000,000	$400	68,533,332	$6,853	$401,234	$(779,804)	$(371,317)

December 31, 2019
Common stock for cash	-	-	33,000	3	4,947	-	4,950
Common stock for services	-	-	60,000	6	8,994	-	9,000
Contribution to paid-in capital for expenses	-	-	-	-	3,503	-	3,503
Net Loss	-	-	-	-	-	(255,690)	(255,690)
Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)

December 31, 2020
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	411,483	-	411,758
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(411,483)	-	(411,758)
Common shares issued for services valued at $0.12 per share	-	-	250,000	25	29,975	-	30,000
Net Loss	-	-	-	-	-	(458,490)	(458,490)
Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2020	December 31, 2019
Net loss	$(458,490)	$(255,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	251,959	117,554
Common stock issued for services	30,000	9,000
Accounts receivable allowance	17,875	20,000
Change in assets and liabilities:
Gross accounts receivable	(17,937)	676
Accounts payable	95,500	15,500
Other current assets	(22,500)	(3,003)
Accrued interest	63,856	60,000
Increase in accrued payroll tax	25,889	99,498
Net cash used in operating activities	$(13,848)	$(63,535)
Investing Activities:
Capitalized software	(194,658)	(268,056)
Net cash used in investing activities	$(194,658)	$(268,056)
Financing Activities:
Borrowing from (payments to) line of credit	7,557	13,888
Net proceeds from common stock	-	4,950
Contribution to paid-in-capital for expenses	-	3,503
Net proceeds from cares act - paycheck protection program	50,632	-
Net proceeds from SBA loan	144,900	-
Net cash provided by financing activities	$203,089	$22,341
Net decrease in cash	(5,417)	(182,180)
Cash at beginning of the period	27,884	210,064
Cash at end of the period	$22,467	$27,884
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s products are designed to provide a complete solution for all operating aspects of the customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, including management consulting and customer’s B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and other non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to increase trading revenues and cut operating costs. Our proprietary solutions enable customers to anticipate market challenges using our in-house processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey prime-of-prime business solution.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, acts as a reseller of third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to the trading platform (desktop, web, mobile), back office, and CRM and banking integration technology.

Our customers are companies in the cryptocurrency and blockchain space. The Company is acting as an adviser/strategic consultant and reseller of its proprietary technologies. The Company expects to generate additional revenue from its crypto-related solutions. Such solutions include revenues from the development of a custom crypto exchange platform for customers, the sale of the non-exclusive source code of the crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the Company’s accounting policies in its financial statements. The Company has measured and presented the Company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

Consolidated Financial Statement Preparation and Use of Estimates

The Company prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2020. On December 31, 2020, and December 31, 2019, the Company had $22,467 and $27,884 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from eight (8) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At December 31, 2020, and December 31, 2019, the Management determined that allowance for doubtful accounts was $95,961 and $78,087, respectively. The fiscal year’s bad debt expense ended December 31, 2020, and 2019 was $17,875 and $20,000, respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $24,526 and $23,223 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2020, and 2019 respectively. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 11.39% and 5.59% of the fiscal year’s sales ended December 31, 2020, and 2019 respectively.

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

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations. Each party can identify their rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and in some cases due upon receipt of the invoice.

The change in scope or price or both is considered as contract modifications by the Company. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties. The Company assumes a contract modification when approved in writing, by oral agreement, or implied by the customer’s customary business practice. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods/services promised.

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

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

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office for MT4 (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date in which such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build development software projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

To determine the transaction price, the Company assumes that the goods or services promised in the existing contract will be transferred to the customer. The Company assumes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer with an original term of one year and expects the customer to renew for a second year, the Company would determine the transaction price based on the original one-year term. When determining the transaction price, the Company first identifies the fixed consideration, including non-refundable upfront payment amounts.

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

For the period ending December 31, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for a value of two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation. The second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received the two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful installation of the Platform. The Company has recognized the revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2019, the Company wrote-off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable, which were over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement. The purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a full and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) to continue the asset purchase agreement. The Company signed the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part was selling source code in four equal installments of $20,000 each. The Company received payments by May 5, 2019.

According to the Second Amendment, the Company identifies two primary ongoing performance obligations in the contract for the following development services of the Platform:

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

According to the contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2020. On December 31, 2020, and December 31, 2019, the Company had $22,467 and $27,884 cash and cash equivalent held at the financial institution.

Revenues

For the fiscal year ended December 31, 2020, and 2019, the Company had eight (8) and ten (10) active customers, respectively. Revenues generated from the top three (3) customers represented approximately 83.30% and 93.73% of total revenue for the fiscal year ended December 31, 2020, and 2019 respectively.

Accounts Receivable

At December 31, 2020, and December 31, 2019, the company’s top four (4) customers comprise roughly 72.44% and 84.43% of total A/R, respectively. The loss of any of the top four (4) customers would significantly impact the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and it cannot capitalize the R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the fiscal year ended December 31, 2020 and 2019, the Company incurred no R and D cost. We have included the R and D costs in the General and Administrative expenses in the consolidated income statements.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate in the range; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. On December 31, 2020, and December 31, 2019, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to change in the next twelve (12) months significantly.

Note 2 - Summary of Significant Accounting Policies (continued)

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the Condor FX Back Office Version’s design specifications, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technological feasibility of the Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $251,959 and $117,554 for the fiscal year ended December 31, 2020, and 2019 respectively, and the Company classifies such cost as the Cost of Sales.

The Company capitalizes significant costs incurred during the application development stage for internal-use software.

Convertible Debentures

The cash conversion guidance in ASC 470-20, Debt with Conversion and Other Options, is considered when evaluating the accounting for convertible debt instruments (this includes certain convertible preferred stock that is classified as a liability) to determine whether the conversion feature should be recognized as a separate component of equity. The cash conversion guidance applies to all convertible debt instruments that upon conversion, may be settled entirely or partially in cash or other assets where the conversion option is not bifurcated and separately accounted for pursuant to ASC 815.

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

As of December 31, 2020, the conversion features of conventional FRH Group convertible notes dated February 22, 2016, May 16, 2016, November 17, 2016, and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has a beneficial conversion feature (“BCF”) to the extent of the price difference.

As the Company and FRH Group extended the maturity date of the four (4) tranches of convertible notes to June 30, 2021, Management performed an analysis to determine the fair value of the BCF on these tranches. The Company noted that the value of the BCF for each note was insignificant; thus, it did not record debt discount as of December 31, 2020.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2020, and December 31, 2019, the Company had 68,876,332 and 68,626,332 basic and dilutive shares issued and outstanding, respectively. The Company had 20,000,000 million potentially dilutive shares related to four (4) outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive. During the period ended December 31, 2020, and 2019, common stock equivalents were anti-dilutive due to a net loss for the period. Hence they are not considered in the computation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities, and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material affect on its financial reporting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At December 31, 2020, and 2019, the accumulated deficit was $1,493,984 and $1,035,494, respectively. At December 31, 2020, and 2019, the working capital deficit was $1,504,678 and $1,299,179, respectively.

During the fiscal year ended December 31, 2020, and 2019, the Company incurred a net loss of $458,490 and $255,690, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of December 31, 2020, the Company had $22,467 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2020. For the fiscal year ended December 31, 2020 and 2019, the Company has earned decreased revenues year-over-year and continues to reduce its operating expenses. However, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms upon which such financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or issuance of debt.

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offering and debt financing. See Note 8 for Notes Payable. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2020.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ended December 31, 2020, and 2019, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At December 31, 2020, and December 31, 2019, the gross capitalized software asset was $1,024,158 and $829,500, respectively. At the end of December 31, 2020, and December 31, 2019, the accumulated software depreciation and amortization expenses were $391,834 and $139,875, respectively. As a result, the unamortized balance of capitalized software at December 31, 2020, and December 31, 2019, was $632,324 and $689,625, respectively.

The Company has estimated aggregate amortization expense for each of the five (5) succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

Estimated Amortization Expense:

Fiscal year ended December 31, 2021	$274,462
Fiscal year ended December 31, 2022	$159,051
Fiscal year ended December 31, 2023	$22,503
Fiscal year ended December 31, 2024	$0
Fiscal year ended December 31, 2025	$0

NOTE 5. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the fiscal year ended December 31, 2020, and 2019, FRH Prime has generated volume rebates of $1,861 and $1,281, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes, due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date. The parties have extended the maturity date of the Notes to June 30, 2021.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the Company’s CEO and Director.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on December 31, 2019, for purchases, and cash is drawn at 12% and 25%, respectively. As of December 31, 2020, the Company complies with the credit line’s terms and conditions. At December 31, 2020, and December 31, 2019, the outstanding balance was $39,071 and $31,514, respectively.

NOTE 7. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes, due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date. The parties have extended the maturity date of the Notes to June 30, 2021.

At December 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $256,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2019, the current portion of convertible notes payable and accrued interest was $1,000,000 and $196,908, respectively. There was no non-current portion of convertible notes payable and accrued interest.

At December 31, 2020, there was no non-current portion of the Notes payable and accrued interest.

The Company will pay the Notes’ outstanding principal amount, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. In the event the Company does not make, when due, any payment, when due, of principal or interest required to be made, the Company will pay, on-demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

On February 22, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of One Hundred Thousand and 00/100 Dollars ($100,000) on February 28, 2018 (the “Original Maturity Date”). The initial conversion rate will be $0.10 per share or 1,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. For example, the Company’s common stock’s fair market value is less than $0.10 per share. In that case, the conversion price shall be discounted by 30%, but in no event will the conversion price be less than $0.05 per share with a maximum of 2,000,000 shares if FRH Group converts the entire Note subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On May 16, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Four Hundred Thousand and 00/100 Dollars ($400,000) on May 31, 2018 (the “Original Maturity Date”). The initial conversion rate will be $0.10 per share or 4,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. For example, the Company’s common stock’s fair market value is less than $0.10 per share. In that case, the conversion price shall be discounted by 30%, but in no event will the conversion price be less than $0.05 per share with a maximum of 8,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On November 17, 2016, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on November 30, 2018 (the “Original Maturity Date”). The initial conversion rate would be $0.10 per share or 2,500,000 shares if the entire Note were converted, subject to adjustments in certain events as set forth below. For example, the Company’s common stock’s fair market value is less than $0.10 per share. In that case, the conversion price shall be discounted by 30%, but in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

On April 24, 2017, the Company issued and promised to pay a convertible note to FRH Group for the principal sum of Two Hundred and Fifty Thousand and 00/100 Dollars ($250,000) on April 24, 2019 (the “Original Maturity Date”). The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. For example, the Company’s common stock’s fair market value is less than $0.10 per share. In that case, the conversion price shall be discounted by 30%, but in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if the entire Note was converted, subject to adjustments in certain events. No fractional Share or scrip representing a fractional Share will be issued upon conversion of the Notes.

NOTE 7. Notes Payable – Related Party (continued)

Convertible Notes Payable (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$100,000	$400,000	$250,000	$250,000
Maturity Date (1):	6/30/2021	6/30/2021	6/30/2021	06/30/2021
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05

(1) Note Extension – The Convertible Promissory Note with the face value of $100,000 coupon 6%, dated February 22, 2016, was amended to extend the maturity date from June 30, 2021. The Convertible Promissory Note with the face value of $400,000, coupon 6% issue, dated May 16, 2016, was amended to extend the maturity date from June 30, 2021. The Convertible Promissory Note with the face value of $250,000, coupon 6% issue, dated November 17, 2016, was amended to extend the maturity date from June 30, 2021. By the execution of the note extension agreement, the Company represents and warrants that as of the date hereof, no Event of Default exists or is continuing concerning the Promissory Note.

NOTE 8. NOTES PAYABLE – NON-RELATED PARTY

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness or only partly confirms the PPP Note’s forgiveness or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due ten (10) months after the covered period.

SBA Loan

On May 22, 2020, the Company received proceeds of one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00). The installment payments will include the principal and interest of $707 monthly and will begin Twelve (12) months from the promissory note date. The balance of principal and interest will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $30,893 and $36,157 for the fiscal year ended December 31, 2020, and 2019, respectively. The decrease in rent expense is due to reduce rent rate for Irvine Office for the fiscal year ended December 31, 2020. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at Irvine Office under the rent Agreement, discussed in Note 2. Effective February 2019, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and we have included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 each per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually by the Company. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO, respectively.

Accrued Interest

At December 31, 2020, and December 31, 2019, the Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $256,908 and $196,908, respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from fiscal ended December 31, 2017, to 2020. As of December 31, 2020, the Company has assessed federal and state payroll tax payments in the aggregate amount of $125,387, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of December 31, 2020, and December 31, 2019, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2020, and December 31, 2019, the Company had 68,876,332 and 68,626,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty (50) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

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

Effective June 3, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid-compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—the time during which Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

On October 1, 2020, the Company issued 250,000 restricted common shares to a digital marketing consultant valued at $30,000. The Company issued the securities with a restrictive legend.

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

The exercise price and the number of shares of Common Stock or other securities issuable on exercise of the Warrants are subject to adjustment in certain circumstances, including stock dividend, recapitalization, reorganization, merger, or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

As of this report’s date, no Class A Warrants were exercised, and all Class A Warrants have expired.

Note 12. Income Taxes

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

	2020	2019
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	313,737	217,454
State	-	-
Valuation allowance	(313,737)	(217,454)
Total tax expense	$-	$-

	2020	2019
Net loss carryforward	313,737	217,454
Valuation allowance	(313,737)	(217,454)
Total deferred tax assets	$-	$-

In 2020 and 2019, the Company had pre-tax losses of $458,490 and $255,690, respectively, which are available for carry-forward to offset future taxable income. The Management has made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2020 and 2019, including Net Operating Loss (NOL) carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income, we would be able to realize our deferred tax assets.

On December 22, 2017, the United States President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate for businesses. The rate reduction will be taking effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets. As we provided a full valuation allowance against our net deferred tax assets, we have not recorded any tax impact due to the tax rate change.

Note 12. Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on generating future taxable income during the periods when those temporary differences become deductible. The Company believes it is unlikely it will realize the benefits of NOL carryforward. We have provided a valuation allowance of $313,737 on the deferred tax assets related to these NOL carryforwards in recognition of this risk. Suppose our assumptions change, and we determine that we will be able to realize these NOLs. In that case, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2020, will be accounted for as follows: the Company will recognize approximately $313,737 as a reduction of income tax expense and record $313,737 as an increase in equity.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2019. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2020. The net change in the total valuation allowance for the twelve (12) months ended December 31, 2020 was an increase of $96,283. At December 31, 2020 and 2019, we had federal and state net operating loss carry-forwards of approximately $1,493,984 and $1,035,494, respectively, expiring beginning in 2037 for federal and 2037 for the state.

For the years ended December 31, 2020 and December 31, 2019, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future, and should the Company owe interest and penalties because of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The Company has submitted and received acceptance of the United States Federal return for 2020 and 2019. The Company is not subject to tax examination by authorities in the United States before the year 2016. The State Franchise Tax return for the years 2020 and 2019 has been submitted and accepted by Delaware State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

As of December 31, 2020, the Company has assessed federal and state payroll tax payments in the aggregate amount of $125,387, and we have included it in the General and administrative expenses. The Company does not have any foreign tax expenses and liabilities as of December 31, 2020 and 2019.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 3, 2021, the date these financial statements were available to be issued.

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On January 27, 2021, the Company issued 1,200,000 restricted common shares to a digital marketing consultant valued at $324,000 for a contract period of eighteen months. The Company issued the securities with a restrictive legend.

On January 27, 2021, the Company issued 800,000 restricted common shares to a management consultant valued at $216,000 for a contract period of eighteen months. The Company issued the securities with a restrictive legend.

On January 27, 2021, the Company issued 300,000 restricted common shares to a technology consultant valued at $81,000 for a contract period of twelve months. The Company issued the securities with a restrictive legend.

On February 3, 2021, FDCTech, Inc (the “Company”) executed a Non-Binding Term Sheet (the “Agreement”) to acquire all of the issued and outstanding shares of Genesis Financial, Inc., a Wyoming corporation (“Genesis”), in exchange for $35,000,000 worth of the Company’s common stock. The total number of the Company’s shares to be issued to Genesis will be priced at a 10% premium to the closing price on the day prior to announcing the Company’s intent to acquire Genesis. Based on its stock’s closing price on February 08, 2021, the Company expects to issue approximately 43,586,500 shares. The maximum number of Company shares to be exchanged will not exceed 70,000,000 shares.

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Deleware to change the number of authorized shares. As per the Amendment, the Company shall have authority to issue is 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

Effective February 22, 2021 (“Settlement Date”), subject to the satisfaction or waiver of the terms and conditions of the Note Settlement Agreement (“Settlement Agreement), FRH Group, the Noteholder, agreed to accept, and the Company agreed to issue 12,569,080 shares of the Company to settle the Note(s). The Company issued the Note(s) between February 22, 2016, and April 24, 2017, with a principal amount of $1,000,000 and any unpaid and accrued interest of $256,908.

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

