Form 10-K/A
period 2020-12-31
FDCTECH, INC.
filed 2021-03-03
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: In Item 15 for Consolidated Statements of Stockholders’ Deficit and Cash Flows, the date changed from December 31, 2019, to December 31, 2020.

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

