Form 10-Q
period 2021-03-31
FDCTECH, INC.
filed 2021-05-12
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on May 12, 2021, was 83,445,412.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$4,724	$22,467
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $95,961, respectively	23,394	16,541
Prepaid expenses – current	279,128	27,878
Total Current assets	307,246	66,886
Prepaid expenses – non-current	225,500	-
Capitalized software, net	594,908	632,324
Total assets	$1,127,154	$699,210
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$189,018	$116,500
Line of credit	38,835	39,071
Payroll tax payable	135,394	125,387
Related-party convertible notes payable – current	-	1,000,000
Related-party accrued interest – current	-	256,908
Related-party advances	26,000	-
Cares act- paycheck protection program advance	46,393	33,698
Total Current liabilities	435,640	1,571,564
SBA loan – non-current	144,900	144,900
Cares act- paycheck protection program advance – non-current	4,239	16,934
Accrued interest – non-current	5,349	3,856
Total liabilities	590,128	1,737,254
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of March 31, 2021 and December 31, 2020	400	400
Common stock, par value $0.0001, 100,000,000 shares authorized; 83,445,412 and 68,876,332 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	8,344	6,887
Additional paid-in capital	2,244,104	448,653
Accumulated deficit	(1,715,822)	(1,493,984)
Total stockholders’ equity (deficit)	537,026	(1,038,044)
Total liabilities and stockholders’ equity	$1,127,154	$699,210

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenues	$64,353	$83,907
Cost of sales	68,616	49,584
Gross Profit	(4,263)	34,323
Operating expenses:
General and administrative	152,753	75,623
Sales and marketing	64,720	1,226
Total operating expenses	217,473	76,849
Operating income (loss)	(221,736)	(42,456)
Other income (expense):
Related-party interest expense	(8,928)	(15,000)
Other interest expense	(1,494)	-
Other income (expense)	10,320	(2,059)
Total other expense	(102)	(17,059)
Income (loss) before provision for income taxes	(221,838)	(59,585)
Provision (benefit) for income taxes	-
Net income (loss )	$(221,838)	$(59,585)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	75,443,620	68,626,332

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended March 31, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Net loss	-	-	-	-	-	(59,585)	(59,585)
Balance, March 31, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,095,079)	$(669,139)

Three Months Ended March 31, 2021

Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,000,000	200	539,800	-	540,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Net loss	-	-	-	-	-	(221,838)	(221,838)
Balance, March 31, 2021	4,000,000	$400	83,445,412	$8,344	$2,224,104	$(1,715,822)	$537,026

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Year Ended
	March 31, 2021	March 31, 2020
Net loss	$(221,838)	$(59,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	68,616	49,584
Common stock issued for services	540,000	-
Change in assets and liabilities:
Gross accounts receivable	(6,853)	(12,361)
Accounts payable	72,518	50,000
Prepaid expenses	(476,250)	-
Accrued interest	1,493	15,000
Accrued payroll tax expenses	10,007	5,527
Net cash provided by (used in) operating activities	$(12,307)	$48,165
Investing Activities:
Capitalized software	(31,200)	(61,600)
Net cash used in investing activities	$(31,200)	$(61,600)
Financing Activities:
Borrowing from (payments to) line of credit	(236)	4,796
Related party advances	26,000	-
Net cash provided by (used in) financing activities	$25,764	$4,796
Net decrease in cash	(17,743)	(8,639)
Cash at beginning of the period	22,467	27,884
Cash at end of the period	$4,724	$19,245

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for note conversion	$1,256,908	$-

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

As the world continues to respond to the coronavirus (“COVID-19”), we are ensuring the safety of our employees and customers, striving to protect their health and well-being in the space they operate by providing technology and resources to help them do their work while remote.

The Company’s products are designed to provide a complete solution for all operating aspects of the customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, including management consulting and customer’s B2B sales and marketing divisions. The Company provides turnkey business solutions to entrepreneurs and non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

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

Note 1 – Business Description and Nature of Operations (continued)

Acquisition of Genesis Financial, Inc.

On February 3, 2021, FDCTech, Inc (the “Company”) executed a Non-Binding Term Sheet (the “Agreement”) to acquire all of the issued and outstanding shares of Genesis Financial, Inc., a Wyoming corporation (“Genesis”), in exchange for $35,000,000 worth of the Company’s common stock. As per the Agreement, the total number of the Company’s shares to be issued to Genesis will be priced at a 10% premium to the closing price on the day before announcing the Company’s intent to acquire Genesis, which was on February 09, 2021. The company’s closing price on the date was $0.73; thus, the Company expects the acquisition price for the purchase to be at $0.80, resulting in the issuance of 43,750,000 shares of the Company to Genesis. In any case, the maximum number of Company shares to be exchanged will not exceed 70,000,000 shares. Upon the closing, Genesis shall have the right to appoint two board members to the Company’s Board of Directors. The closing is subject to standard conditions including, completion of due diligence by both parties and the negotiation and execution of mutually acceptable definitive documents. The Agreement merely represents the present understanding for the intended acquisition transaction and is not binding upon the parties. At present, the Company has received the audited financial statements from Genesis for the fiscal year ended December 31, 2020, and 2019. The Company is reviewing the Definitive Agreement and expects to close the transaction before the end of the second quarter on June 30, 2021.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ending March 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented the company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On March 31, 2021, and December 31, 2020, the Company had $4,724 and $22,467 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from six (6) customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. There was no bad debt expense for the three months ended March 31, 2021, and 2020.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $64,720 and $1,226 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 100.57% and 1.46% of the sales for the three months ended March 31, 2021, and 2020. The increase in expense is mainly due to $60,000 digital marketing cost for the three months ended March 31, 2021.

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

The Company considers the change in scope or price or both as contract modifications by the Company. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties. The Company assumes a contract modification when approved in writing, by oral agreement, or implied by the customer’s customary business practice. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods/services promised.

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that cannot be distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

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

Note 2 - Summary of Significant Accounting Policies (continued)

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Services related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the length of the contract. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Software licensing of Condor Risk Management Back Office for THIRD-PARTY PLATFORMS (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period for services delivered, beginning when such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design-build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables, as stated in the Statement of Work in the contract.

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

For the period ending March 31, 2021, the Company’s two primary revenue streams accounted for under ASC 606 follows:

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

Effective January 2021, the Company signed two licensing agreements for its Condor FX Pro Trading platform, where it receives monthly maintenance and volume rebate fees. The initial set-up fee is $5,000, followed by recurring monthly fees of $2,500. The volume fees can range from $2 to $5 per million traded depending on the volume.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of March 31, 2021, and December 31, 2020.

Revenues

For the three months ended December 31, 2021, and 2020, the Company had six (6) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 86.01% and 84.67% of total revenue for the three months ended March 31, 2021, and 2020.

Accounts Receivable

Accounts Receivable primarily represents the amount due from six (6) active customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. There was no bad debt expense for the three months ended March 31, 2021, and 2020.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three months ended March 31, 2021 and 2020, the Company incurred R and D costs of $15,600 and $0. The increase in R and D costs was due to evaluate technological feasibility costs of Condor Stocks and ETF platform.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. On March 31, 2021, and December 31, 2020, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve (12) months.

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

Amortization expense was $68,616 and $49,584 for the three months ended March 31, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales. The Company is developing the Condor Stocks and ETF platform. All costs associated with the development is currently being capitalized. The Company expensed $15,600 as R and D costs to evaluate technological feasibility of Condor Stocks and ETF platform.

The Company capitalizes significant costs incurred during the application development stage for internal-use software.

Note 2 - Summary of Significant Accounting Policies (continued)

Convertible Debentures

The cash conversion guidance in ASC 470-20, Debt with Conversion and Other Options, is considered when evaluating the accounting for convertible debt instruments (this includes certain convertible preferred stock that is classified as a liability) to determine whether the conversion feature should be recognized as a separate component of equity. The cash conversion guidance applies to all convertible debt instruments that may be settled entirely or partially in cash or other assets where the conversion option is not bifurcated and separately accounted for pursuant to ASC 815.

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

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2021, and December 31, 2020, the Company had 83,445,412 and 68,876,332 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the three months ended March 31, 2021, and 2020, common stock equivalents were anti-dilutive due to a net loss of $221,838 and $59,585, respectively, for the period. During the three months ended March 31, 2021, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year’s presentation. None of these classifications impacted reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities, and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material effect on its financial reporting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At March 31, 2021, and December 31, 2020, the accumulated deficit was $1,715,822 and $1,493,984, respectively. At March 31, 2021 and December 31, 2020, the working capital deficit were $128,394 and $1,504,678, respectively.

During the three months ended March 31, 2021, and 2020, the Company incurred a net loss of $221,838 and $59,585, respectively.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of March 31, 2021, the Company had $4,724 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following March 31, 2021. For the comparable three months year ended March 31, 2021, and 2020, the Company has earned decreased revenues and increased operating expenses. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms upon which such financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital by selling additional capital stock or issuance of debt.

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offering and debt financing. See Note 8 for Notes Payable. In the future, as the Company increases its customer base across the globe, the Company intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2021.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2021, and 2020, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At March 31, 2021, and December 31, 2020, the gross capitalized software asset was $1,055,358 and $1,024,158, respectively. At the end of March 31, 2021, and 2020, the accumulated software depreciation and amortization expenses were $460,450 and $391,834, respectively. As a result, the unamortized balance of capitalized software at March 31, 2021, and December 31, 2020, was $594,908 and $632,324, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended March 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group (“FRH”), a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes due between April 24, 2019 and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the CEO and Director of the Company.

Related Party Advance – Officer Loan

On April 1, 2020, the Company received $15,000 from the Officer as a loan. The Company repaid the loan in full as of May 29, 2020. Between February and March 2021, the Company received $26,000 from the Officer for working capital purposes and recorded in related party advances.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2021, for purchases, and cash is drawn at 12% and 25%, respectively. As of March 31, 2021, the Company complies with the credit line’s terms and conditions. At March 31, 2021, and December 31, 2020, the outstanding balance was $38,835 and $39,071, respectively.

NOTE 7. NOTES PAYABLE

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

NOTE 7. Notes Payable (continued)

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

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes. At March 31, 2021, there was no current and non-current portion of convertible notes payable and accrued interest.

NOTE 7. Notes Payable (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$-	$-	$-	$-
Conversion Date (1):	02/22/2021	02/22/2021	02/22/2021	02/22/2021
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate on February 22, 2021:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05
Number Shares Converted for Original Note:	1,000,000	4,000,000	2,500,000	2,500,000
Number Shares Converted for Interest:	291,165	1,110,000	617,915	550,000

(1) Note Extension – On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The Company plans to apply for PPP Note forgiveness.

SBA Loan

On May 22, 2020, the Company received proceeds of one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and will begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $7,823 and $8,280 for the three months ended March 31, 2021, and 2020, respectively. The decrease in rent expense is due to reduce rent rate for Irvine Office for the fiscal year ended December 31, 2020. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at Irvine Office under the rent Agreement, discussed in Note 2. Effective February 2019, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and is included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At March 31, 2021, and December 31, 2020, the cumulative accrued interest at 6% per annum on FRH Group Note(s) was $0, and $256,908 respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from fiscal ended December 31, 2017, to 2020. As of March 31, 2021, the Company has assessed federal and state payroll tax payments in the aggregate amount of $135,394, and is included it in the General and administrative expenses.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Deleware to change authorized shares. As per the Amendment, the Company shall have authority to issue is 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

As of March 31, 2021, and December 31, 2020, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2021, and December 31, 2021, the Company had 83,445,412 and 68,876,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of March 31, 2021, the Company had 4,000,000 preferred shares issued and outstanding.

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

Note 9 – Stockholders’ Equity (Deficit) (continued)

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

Effective June 03, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—the time during which Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

On January 27, 2021, the Company issued 2,000,000 restricted common shares to two consultants valued at $540,000. The Company issued the securities with a restrictive legend.

NOTE 10. WARRANTS

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

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at March 31, 2021	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

NOTE 11. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

NOTE 12. SUBSEQUENT EVENTS

On May 4, 2021, the Company received the Sales Purchase Agreement (“Definitive Agreement”) from Genesis. At present, the Company has received the audited financial statements from Genesis for the fiscal year ended December 31, 2020, and 2019. The Company is reviewing the Definitive Agreement and other due diligence documents and expects to close the transaction before the end of the second quarter on June 30, 2021.

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

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the third quarter of the fiscal year ended December 31, 2021. The Company is in the process of developing Condor Stocks and ETF platform, which is expected to be commercial by the end of the fourth quarter of the fiscal year ended December 31, 2021.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $1,848,125 in revenues from January 21, 2016 (inception) to March 31, 2021. For the three months ended March 31, 2021, and 2020, the Company earned revenues of $64,353 and $83,907, respectively.

As of December 31, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the maturity date of the FRH Group Note to June 30, 2021. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues to spread throughout the United States. While the outbreak was initially concentrated in China, it has spread to several other countries, including Russia and Cyprus, and infections have been reported globally. Many countries worldwide, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Financial Condition at March 31, 2021

At March 31, 2021, there was no current or non-current portion of convertible notes payable and accrued interest. On March 31, 2021, the accumulated deficit was $1,715,822. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due before the Deferment Period, ten months from the end of covered period. The Company received proceeds for one hundred and forty-four thousand and 00/100 Dollars ($144,900) from the U.S. Small Business Administration (SBA). The installment payments will include principal and interest of $707 monthly, will begin Twelve (12) months from the promissory note date. The balance of principal and interest will be payable thirty (30) years from the promissory note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

Between February and March 2021, the Company received $26,000 from the Officer for working capital purposes and recorded in related party advances.

Our cash balance is $4,724 as of March 31, 2021. We do not believe that our cash balance is sufficient to fund our operations.

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

Financial Condition at December 31, 2020

At December 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $256,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On December 31, 2020, the accumulated deficit was $1,493,984. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due ten (10) months after the covered period. The Company received proceeds for one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00) from U.S. Small Business Administration (SBA). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, and 2020, the Company had six active customers, respectively. Revenues generated from the top three customers represented approximately 86.01% and 84.67% of total revenue for the three months ended March 31, 2021, and 2020. The revenues generated for the three months ended March 31, 2021, and 2020 were $64,353 and $83,907, respectively. During the three months ended March 31, 2021, and 2020, the Company earned a net loss of $221,838 and $59,585, respectively.

The total revenue breakdown for the three months ended March 31, 2021, and 2020 is below:

Three Months Ended	March 31, 2021	March 31, 2020
Revenue Description	% of Total	% of Total
Technology Solutions	100.00%	97.56%
Consulting	0.00%	2.44%
Total	100.00%	100.00%

During the three months ended March 31, 2021, and 2020, the Company incurred general and administrative costs (“g and a”) of $152,753 and $75,623 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended March 31, 2021, is due to an increase in legal and professional fees. The g and a expenses were 237.37% and 90.13% of the revenue for the three months ended March 31, 2021, and 2020, respectively. Amortization expense was $68,616 and $49,584 for the three months ended March 31, 2021, and 2020 respectively, included in the Cost of sales. The increase in amortization expense for the three months ended March 31, 2021, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $7,823 and $8,280 for the three months ended March 31, 2021, and 2020, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, and is included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and is included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred approximately $64,720 and $1,226 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 100.57% and 1.46% of the sales for the three months ended March 31, 2021, and 2020 respectively. The increase in expense is mainly due to $60,000 digital marketing cost for the three months ended March 31, 2021.

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. For the three months ended March 31, 2021 and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively from Condor Risk Management Back Office for third-party platforms. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2021 and December 31, 2020, we had a cash balance of $4,724 and $22,467, respectively.

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

On May 22, 2020, the Company received one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900).

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

On September 02, 2020, the Company engaged Garden State Securities Inc. (GSS) to act as its exclusive advisor for the private placement of debt or equity securities to fulfill the Company’s business plan and offer debt securities to assist in the Company’s acquisition strategy.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. The debt reduction should enable the Company to raise capital at favorable terms and conditions.

Between February and March 2021, the Company received $26,000 from the Officer for working capital purposes and recorded in related party advances.

GOING CONCERN CONSIDERATION

We have not generated significant revenues since inception to March 31, 2021. As of March 31, 2021, and December 31, 2020, the Company had an accumulated deficit of $1,715,822 and $1,493,984, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2020, and 2019, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion, and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material and uncertain in the current economic environment due to COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 6, 2020. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of March 31, 2020 for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 6, 2020, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2021 and 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: May 12, 2021	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 12, 2021	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

