Form 10-Q
period 2021-06-30
FDCTECH, INC.
filed 2021-08-11
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 11, 2021, was 87,345,412.

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

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31,2020
	(Unaudited)
Assets
Current assets:
Cash	$2,514	$22,467
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $95,961, respectively	37,817	16,541
Prepaid expenses – current	1,006,087	27,878
Total Current assets	1,046,419	66,886
Prepaid expenses – non-current	157,500	-
Capitalized software, net	655,493	632,324
Total assets	$1,859,412	$699,210
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$269,015	$116,500
Line of credit	39,238	39,071
Payroll tax payable	145,402	125,387
Related-party convertible notes payable – current	-	1,000,000
Related-party accrued interest – current	-	256,908
Related-party advances	44,000	-
Cares act- paycheck protection program advance	46,393	33,698
Total Current liabilities	544,048	1,571,564
SBA loan – non-current	144,421	144,900
Cares act- paycheck protection program advance – non-current	4,239	16,934
Accrued interest – non-current	5,882	3,856
Total liabilities	698,590	1,737,254
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2021 and December 31, 2020	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 87,345,412 and 68,876,332 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	8,734	6,887
Additional paid-in capital	3,133,214	448,653
Accumulated deficit	(1,981,526)	(1,493,984)
Total stockholders’ equity (deficit)	1,160,822	(1,038,044)
Total liabilities and stockholders’ equity	$1,859,412	$699,210

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$82,725	$46,500	147,078	$130,407
Cost of sales	68,616	65,144	137,231	114,728
Gross Profit	14,109	(18,644)	9,847	15,679
Operating expenses:
General and administrative	119,528	133,446	272,281	209,069
Sales and marketing	157,273	527	221,993	1,753
Total operating expenses	276,801	133,973	494,274	210,822
Operating income (loss)	(262,692)	(152,617)	(484,427)	(195,143)
Other income (expense):
Related-party interest expense	(1,471)	(15,000)	(10,399)	(30,000)
Other interest expense	-	(938)	(1,494)	(938)
Other income (expense)	(1,542)	4,974	8,778	2,915
Total other expense	(3,013)	(10,964)	(3,115)	(28,023)
Income (loss) before provision for income taxes	(265,705)	(163,581)	(487,542)	(223,166)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss )	$(265,705)	$(163,581)	(487,542)	$(223,166)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	85,123,190	69,440,798	80,471,011	69,033,565

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended June 30, 2020

Balance, March 31, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,095,079)	$(669,139)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Net loss	-	-	-	-	-	(163,581)	(163,581)
Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)

Three Months Ended June 30, 2021

Balance, March 31, 2021	4,000,000	$400	83,745,412	$8,374	$2,325,074	$(1,715,822)	$(618,026)
Common shares issued for services valued at $0.20	-	-	1,750,000	175	349,825	-	350,000
Common shares issued for services valued at $0.25	-	-	1,750,000	175	437,325	-	437,500
Common shares issued for services valued at $0.21	-	-	100,000	10	20,990	-	21,000
Net loss	-	-	-	-	-	(265,705)	(265,705)
Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$(1,981,526)	$1,160,822

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Six Months Ended June 30, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Net loss	-	-	-	-	-	(223,166)	(223,166)
Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)

Six Months Ended June 30, 2021

Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,300,000	230	620,770	-	621,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Common shares issued for services valued at $0.20	-	-	1,750,000	175	349,825	-	350,000
Common shares issued for services valued at $0.25	-	-	1,750,000	175	437,325	-	437,500
Common shares issued for services valued at $0.21	-	-	100,000	10	20,990	-	21,000
Net loss	-	-	-	-	-	(487,542)	(487,542)
Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$(1,981,526)	$1,160,822

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Year Ended
	June 30, 2021	June 30, 2020
Net loss	$(487,542)	$(223,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	137,231	114,728
Common stock issued for services	1,429,500	686,264
Accounts receivable allowance	-	17,875
Change in assets and liabilities:
Gross accounts receivable	(21,276)	(14,361)
Accounts payable	152,515	20,000
Prepaid expenses	(1,135,709)	(645,499)
Accrued interest	2,026	30,938
Accrued payroll tax expenses	20,015	10,477
Net cash provided by (used in) operating activities	$96,759	$(2,744)
Investing Activities:
Capitalized software	(160,400)	(103,258)
Net cash used in investing activities	$(160,400)	$(103,258)
Financing Activities:
Borrowing from (payments to) line of credit	167	7,110
Net proceeds from cares act - paycheck protection program	-	50,632
Net proceeds from SBA loan	(479)	144,900
Related party advances	44,000	-
Net cash provided by (used in) financing activities	$43,688	$202,642
Net decrease in cash	(19,953)	96,640
Cash at beginning of the period	22,467	27,884
Cash at end of the period	$2,514	$124,524

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for note conversion	$1,256,908	$-

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

The Company was incorporated on January 21, 2016, as Forex Development Corporation, under Delaware laws. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to OTC Online Brokerages and cryptocurrency businesses (“customers”).

The Company intends to build a diversified global financial services company driven by proprietary Condor trading infrastructure, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes that its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –FX, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

As the world continues to respond to the coronavirus (“COVID-19”), we are ensuring the safety of our employees and customers, striving to protect their health and well-being in the space they operate by providing technology and resources to help them do their work while remote.

The Company’s products are designed to provide a complete solution for all operational aspects of the customer’s business, including but not limited to trading terminal, back office, customer relationship management, and risk management systems. The Company provides business and management consulting, including management consulting and customer’s B2B sales and marketing divisions. The Company offers turnkey business solutions to entrepreneurs and non-broker entities seeking to enter FX, cryptocurrency, and other OTC markets. The Company takes on customized software development projects specific to meet the needs of its customers. The Company also acts as a general technical support provider for customers and other fintech companies.

The Company’s business solutions allow its customers to increase trading revenues and cut operating costs. Our proprietary solutions enable customers to anticipate market challenges using in-house processes, state-of-the-art technologies, risk management tools, customized software development, and turnkey brokerage business solutions.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

At present, the Company does not have any patents or trademarks on its proprietary technology solutions.

At present, the Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

●	Technology Solutions – The Company licenses its proprietary and, in some cases, acts as a reseller of third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

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

Note 1 – Business Description and Nature of Operations (continued)

Acquisition of Genesis Financial, Inc.

In line with the new strategic direction, on June 2, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“GFNL” or “Seller”). According to the Agreement, the Company plans to acquire 100% of the issued and outstanding equity interests of GNFL, including its wholly-owned subsidiaries and other variable interest entities, in consideration for 70,000,000 shares of the Company’s restricted common stock (the” “Securities”) valued at thirty-five Million U.S. Dollars ($35,000,000). The Company has not received certain closing documents as per the Agreement. Therefore, the acquisition is not complete at the time of the report. The Company has made the fact-specific inquiry to assess the probability of completing the Genesis acquisition based on the status of critical closing documents, including receipt of the release of liens and conversion of notes into equity. The Company believes the likelihood of closing the acquisition is doubtful. Therefore, the Company has not issued any stock to the Seller.

Subsidiaries of the Company

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), a company incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. At present, both companies have ceased to exist.

For the three and six months ending June 30, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Board of Directors

On June 9, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Mr. Kerridge is considered independent under NYSE and NASDAQ listing standards. Between March 2020 and June 2021, Mr. Kerridge served as the Chairman of Genesis Financial, Inc. Since 2008, Mr. Kerridge has served as a director of Qlife Capital, a company that he founded. Qlife Capital provides corporate advisory services. Since 2008 Mr. Kerridge. Between 2009 and 2018, Mr. Kerridge was the principal partner of O’Connell Partners, private equity and advisory firm. Between 2005 and 2009, Mr. Kerridge was one of three executive directors at Pitt Capital Partners Ltd., a wholly-owned subsidiary of Washington H. Soul Pattinson & Company is Australia’s oldest listed investment house. Mr. Kerridge completed his B. Leg.S from Macquarie University in 1985.

On June 15, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from three to four directors and appointed Jonathan Baumgart, age 39, to the vacancy. Mr. Baumgart is independent under NYSE and NASDAQ listing standards. Accordingly, the Company will compensate Mr. Baumgart for his services on the Board in cash and stock-based equity. Mr. Baumgart is the founder of Atomiq Consulting and has been its Chief Executive Officer since May 2014. Atomiq specializes in the retail forex industry and the trading of other high-growth financial assets. In February 2015, Mr. Baumgart co-founded Money Matter, a boutique financial investments services firm based in Krakow, Poland. Between September 2010 and March 2014, Mr. Baumgart was the Director of Training at Boston Technologies, a technology, market maker, high-frequency trading, and inter-broker broker-dealer in the retail forex, precious metals, and other over-the-counter financial securities. In 2004, Mr. Baumgart completed his undergraduate degree in International Affairs & Economics from the Whittemore School of Business and Economics, University of New Hampshire, Durham.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less. On June 30, 2021, and December 31, 2020, the Company had $2,514 and $22,467 cash and cash equivalent held at the financial institution.

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

At June 30, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. The bad debt expense for the three and six months ended June 30, 2021, and 2020 were $0 and $17,875, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $157,273 and $527 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 190.12% and 1.13% of the sales for the three months ended June 30, 2021, and 2020. The increase in expense is mainly due to the $151,974 digital marketing and travel cost for the three months ended June 30, 2021.

The Company incurred $221,993 and $1,753 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 150.94% and 1.34% of the sales for the six months ended June 30, 2021, and 2020. The increase in expense is mainly due to the $216,572 digital marketing and travel cost for the six months ended June 30, 2021.

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

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations. Each party can identify their rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

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

Technology Services

Software licensing of Condor Risk Management Back Office for third-party platforms (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.

The Company recognizes ratably over the contractual period for services delivered, beginning when such service is available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software at any time. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

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

For the period ending June 30, 2021, the Company’s two primary revenue streams accounted for under ASC 606 follows:

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

Effective January 2021, the Company signed two licensing agreements for its Condor Pro Multi-Asset Trading Platform, receiving monthly maintenance and volume rebate fees. The initial set-up fee is $5,000, followed by recurring monthly payments of $2,500. The volume fees can range from $2 to $5 per million traded, depending on the volume.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of June 30, 2021, and December 31, 2020.

Revenues

For the three months ended June 31, 2021, and 2020, the Company had six (6) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 82.16% and 87.10% of total revenue for the three months ended June 30, 2021, and 2020.

For the six months ended June 31, 2021, and 2020, the Company had six (6) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 79.09% and 81.94% of total revenue for the six months ended June 30, 2021, and 2020.

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

At June 30, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. The bad debt expense for the three and six months ended June 30, 2021, and 2020 were $0 and $17,875, respectively.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and six months ended June 30, 2021 and 2020, the Company incurred R and D costs of $15,600 and $0. The increase in R and D costs was due to evaluate the technological feasibility costs of Condor Stocks and ETF platform.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate in the range; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expenses as incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. On June 30, 2021, and December 31, 2020, there are no impairment charges.

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

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the Condor FX Back Office Version’s design specifications, Condor Pro Multi-Asset Trading Platform Version, and Condor Pricing Engine. The Company established the technological feasibility of the Crypto Web Trader Platform in 2018. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $68,616 and $65,144 for the three months ended June 30, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $137,231 and $114,728 for the six months ended June 30, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Stocks and ETF platform. All costs associated with the development are currently being capitalized. The Company expensed $15,600 as R and D costs to evaluate the technical feasibility of Condor Stocks and ETF platform.

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

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2021, and December 31, 2020, the Company had 87,345,412 and 68,876,332 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the three months ended June 30, 2021, and 2020, common stock equivalents were anti-dilutive due to a net loss of $265,705 and $163,581, respectively, for the period. During the three months ended June 30, 2021, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year’s presentation. None of these classifications impacted reported operating loss or net loss for any of the periods presented.

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities, and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material effect on its financial reporting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At June 30, 2021, and December 31, 2020, the accumulated deficit was $1,981,526 and $1,493,984, respectively. On June 30, 2021 and December 31, 2020, the working capital surplus and deficit were $502,371 and $1,504,678.

During the three months ended June 30, 2021, and 2020, the Company incurred a net loss of $265,705 and $163,581, respectively. During the six months ended June 30, 2021, and 2020, the Company incurred a net loss of $487,542 and $223,166, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of June 30, 2021, the Company had $2,514 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following June 30, 2021. For the comparable three and six months year ended June 30, 2021, and 2020, the Company has earned marginally increased revenues and increased operating expenses. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or try to raise capital by selling additional capital stock or issuing debt.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended June 30, 2021, and 2020, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At June 30, 2021, and December 31, 2020, the gross capitalized software asset was $1,184,558 and $1,024,158, respectively. At the end of June 30, 2021, and 2020, the accumulated software amortization expenses were $529,065 and $391,834, respectively. As a result, the unamortized balance of capitalized software at June 30, 2021, and December 31, 2020, was $655,493 and $632,324, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), incorporated under section 14 of the Companies Act 1981 of Bermuda. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”) under the United Kingdom Companies Act 2006 as a private company. The Company established FRH Prime and FXClients to conduct financial technology service activities. At present, both companies have ceased to exist.

For the three and six months ended June 30, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

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

Related Party Advance – Officer Loan

On April 1, 2020, the Company received $15,000 from the Officer as a loan. The Company repaid the loan in full as of May 29, 2020. Between February and June 2021, the Company received $44,000 from the Officer for working capital purposes and recorded in related party advances.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on June 30, 2021, for purchases, and cash is drawn at 12% and 25%, respectively. As of June 30, 2021, the Company complies with the credit line’s terms and conditions. At June 30, 2021, and December 31, 2020, the outstanding balance was $39,238 and $39,071, respectively.

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

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes. At June 30, 2021, there was no current and non-current portion of convertible notes payable and accrued interest.

NOTE 7. Notes Payable (continued)

FRH Group Note Summary

Date of Note:	2/22/2016	5/16/2016	11/17/2016	4/24/2017
Original Amount of Note:	$100,000	$400,000	$250,000	$250,000
Outstanding Principal Balance:	$-	$-	$-	$-
Conversion Date (1):	02/22/2021	02/22/2021	02/22/2021	02/22/2021
Interest Rate:	6%	6%	6%	6%
Date to which interest has been paid:	Accrued	Accrued	Accrued	Accrued
Conversion Rate on February 22, 2021:	$0.10	$0.10	$0.10	$0.10
Floor Conversion Price:	$0.05	$0.05	$0.05	$0.05
Number Shares Converted for Original Note:	1,000,000	4,000,000	2,500,000	2,500,000
Number Shares Converted for Interest:	29,117	111,000	61,792	55,000

(1)	Note Extension – On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $144,421 as of June 30, 2021.

Economic Injury Disaster Loan (EIDL)

The Small Business Administration offers the Economic Injury Disaster Loan program. The CARES Act changed the program to provide an emergency grant up to $10,000 per business, forgivable like the PPP Note. The Company doesn’t have to repay the grant. On May 14, 2020, the Company received $4,000 in EIDL grants. The Company has recorded it as other income since the EIDL grant is forgivable.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $7,823 and $8,280 for the three months ended June 30, 2021, and 2020, respectively. The decrease in rent expense is due to reduce rent rate for Irvine Office for the fiscal year ended December 31, 2020. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at Irvine Office under the rent Agreement, discussed in Note 2. Effective February 2019, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and is included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

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

Accrued Interest

At June 30, 2021, and December 31, 2020, the cumulative accrued interest at 6% per annum on FRH Group Note(s) defined as a related-party accrued interest - current was $0, and $3,856, respectively.

At June 30, 2021, and December 31, 2020, the cumulative accrued interest for SBA and other loans defined as an accrued interest – non-current was $5,882, and $256,908, respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from fiscal ended December 31, 2017, to 2020. As of June 30, 2021, the Company has assessed federal and state payroll tax payments in the aggregate amount of $145,402, and we have included it in the General and administrative expenses.

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

As of June 30, 2021, and December 31, 2020, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2021, and December 31, 2020, the Company had 87,345,412 and 68,876,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of June 30, 2021, the Company had 4,000,000 preferred shares issued and outstanding.

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

On January 27, 2021, the Company issued 2,300,000 restricted common shares to two consultants valued at $621,000. The Company issued the securities with a restrictive legend.

On May 19, 2021, Company issued 1,750,000 restricted common shares to a consultant valued at $350,000. The Company issued the securities with a restrictive legend.

On June 02, 2021, Company issued 1,750,000 restricted common shares to a consultant valued at $437,500. The Company issued the securities with a restrictive legend.

On June 15, 2021, Company issued 100,000 restricted common shares to one of the Board of Directors valued at $21,000. The Company issued the securities with a restrictive legend.

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

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable at June 30, 2021	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

NOTE 12. SUBSEQUENT EVENTS

On July 2, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm. The reports of FHH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020, and 2019 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified as to uncertainty audit scope or accounting principles.

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased its board size from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards.

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

The Company intends to build a diversified global financial services company driven by proprietary Condor trading infrastructure, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes that its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –FX, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as Condor FX Trading Platform. The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail FX brokers to use Condor Pro Multi-Asset Trading Platform. At this report’s release date, the Company has developed two versions of each Condor FX Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3rd, 2018. In the second quarter of the fiscal year ending December 31, 2019, the Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform, allowing traders to trade on Condor Pro Multi-Asset Trading front-end and other industry trading platforms via a single wallet. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems to Condor Back Office.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the third quarter of the fiscal year ended December 31, 2021. The Company is in the process of developing Condor Stocks and ETF platform. The Company expects to commercialize the Condor Stocks and ETF platform by the end of the fourth quarter of the fiscal year ended December 31, 2021.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $1,930,850 in revenues from January 21, 2016 (inception) to June 30, 2021. For the three months ended June 30, 2021, and 2020, the Company earned revenues of $82,725 and $46,500, respectively. For the six months ended June 30, 2021, and 2020, the Company earned revenues of $147,078 and $130,407, respectively.

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

Financial Condition at June 30, 2021

At June 30, 2021, there was no current or non-current portion of convertible notes payable and accrued interest. On June 30, 2021, the accumulated deficit was $1,981,526. The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due before the Deferment Period, ten months from the end of covered period. The Company received proceeds for one hundred and forty-four thousand and 00/100 Dollars ($144,900) from the U.S. Small Business Administration (SBA). The installment payments will include principal and interest of $707 monthly, beginning twelve (12) months from the promissory note date. The principal and interest balance will be payable thirty (30) years from the promissory note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $144,421 as of June 30, 2021.

Between February and June 2021, the Company received $44,000 from the Officer for working capital purposes and recorded in related party advances.

Our cash balance is $2,514 as of June 30, 2021. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, and 2020, the Company had six active customers, respectively. Revenues generated from the top three customers represented approximately 82.16% and 87.10% of total revenue for the three months ended June 30, 2021, and 2020. The revenues generated for the three months ended June 30, 2021, and 2020 were $82,725 and $46,500, respectively. During the three months ended June 30, 2021, and 2020, the Company earned a net loss of $265,705 and $163,581, respectively.

The total revenue breakdown for the three months ended June 30, 2021, and 2020 is below:

Three Months Ended	June 30, 2021	June 30, 2020
Revenue Description	% of Total	% of Total
Technology Solutions	74.61%	100.00%
Software Development	25.39%	0.00%
Total	100.00%	100.00%

During the three months ended June 30, 2021, and 2020, the Company incurred general and administrative costs (“g and a”) of $119,528 and $133,446 (excluding amortization expenses), respectively. The decrease in g and a costs for the three months ended June 30, 2021, is due to a reduction in legal and professional fees. The g and a expenses were 144.49% and 286.98% of the revenue for the three months ended June 30, 2021, and 2020, respectively. Amortization expense was $68,616 and $65,144 for the three months ended June 30, 2021, and 2020 respectively, included in the Cost of sales. The increase in amortization expense for the three months ended June 30, 2021, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $7,235 and $6,624 for the three months ended June 30, 2021, and 2020, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month and is included in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $157,273 and $527 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 190.12% and 1.13% of the sales for the three months ended June 30, 2021, and 2020. The increase in expense is mainly due to the $151,974 digital marketing and travel cost for the three months ended June 30, 2021.

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, and 2020, the Company had six active customers, respectively. Revenues generated from the top three customers represented approximately 79.09% and 81.94% of total revenue for the six months ended June 30, 2021, and 2020. The revenues generated for the six months ended June 30, 2021, and 2020 were $147,078 and $130,407, respectively. During the six months ended June 30, 2021, and 2020, the Company earned a net loss of $487,542 and $223,166, respectively.

The total revenue breakdown for the six months ended June 30, 2021, and 2020 is below:

Six months ended	June 30, 2021	June 30, 2020
Revenue Description	% of Total	% of Total
Technology Solutions	85.72%	100.00%
Software Development	14.28%	0.00%
Total	100.00%	100.00%

During the six months ended June 30, 2021, and 2020, the Company incurred general and administrative costs (“g and a”) of $272,281 and $209,069 (excluding amortization expenses), respectively. The increase in g and a costs for the six months ended June 30, 2021, due to increased legal and professional fees. The g and a expenses were 185.13% and 160.32% of the revenue for the six months ended June 30, 2021, and 2020, respectively. Amortization expense was $137,231 and $114,728 for the six months ended June 30, 2021, and 2020 respectively, included in the Cost of sales. The increase in amortization expense for the six months ended June 30, 2021, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $15,058 and $14,904 for the six months ended June 30, 2021, and 2020, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. The lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618 under the rent Agreement, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, and we have included it in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month, and we have included in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $221,993 and $1,753 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 150.94% and 1.34% of the sales for the three months ended June 30, 2021, and 2020. The increase in expense is mainly due to the $216,572 digital marketing and travel cost for the three months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2021 and December 31, 2020, we had a cash balance of $2,514 and $22,467, respectively.

In the next twelve (12) months, the Company will continue to invest in sales, marketing, product support, new technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve (12) months to support the growth, mainly software development and the purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales and marketing and working capital, respectively.

Should we require additional capital, the Company’s operations are not sufficient to fund its capital requirements. The Company may attempt to raise capital by selling additional capital stock or debt issuance. The Company intends to continue its efforts in growing its operations and raising funds through private equity and debt financing.

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

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900).

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

On September 02, 2020, the Company engaged Garden State Securities Inc. (GSS) to act as its exclusive advisor for the private placement of debt or equity securities to fulfill the Company’s business plan and offer debt securities to assist in the Company’s acquisition strategy. The Company terminated the engagement as of June 28, 2021.

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

Between February and June 2021, the Company received $44,000 from the Officer for working capital purposes and recorded in related party advances.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to June 30, 2021. As of June 30, 2021, and December 31, 2020, the Company had an accumulated deficit of $1,981,526 and $1,493,984, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2020, and 2019, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2021 and 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: August 11, 2021	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: August 11, 2021	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

