Form 10-Q
period 2021-09-30
FDCTECH, INC.
filed 2021-11-05
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56338

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on November 05, 2021, was 88,911,264.

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

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$4,251	$22,467
Accounts receivable, net of allowance for doubtful accounts of $95,961 and $95,961, respectively	49,498	16,541
Other assets – current	702,430	27,878
Total Current assets	756,179	66,886
Other assets – non-current	86,318	-
Capitalized software, net	632,177	632,324
Total assets	$1,474,674	$699,210
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$351,015	$116,500
Line of credit	39,614	39,071
Payroll tax payable	155,203	125,387
Related-party convertible notes payable – current	-	1,000,000
Related-party accrued interest – current	-	256,908
Related-party advances	95,000	-
Cares act- paycheck protection program advance	46,393	33,698
Total Current liabilities	687,226	1,571,564
SBA loan – non-current	141,826	144,900
Cares act- paycheck protection program advance – non-current	4,239	16,934
Accrued interest – non-current	7,799	3,856
Total liabilities	841,090	1,737,254
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2021 and December 31, 2020	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 88,911,264 and 68,876,332 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	8,891	6,887
Additional paid-in capital	3,096,210	448,653
Accumulated deficit	(2,471,917)	(1,493,984)
Total stockholders’ equity (deficit)	633,584	(1,038,044)
Total liabilities and stockholders’ equity	$1,474,674	$699,210

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$73,925	$43,000	221,003	$173,407
Cost of sales	68,616	68,616	205,847	183,344
Gross Profit	5,309	(25,616)	15,156	(9,937)
Operating expenses:
General and administrative	215,039	7,796	487,320	216,865
Sales and marketing	277,327	3,894	499,320	5,647
Total operating expenses	492,366	11,690	986,640	222,512
Operating income (loss)	(487,057)	(37,306)	(971,484)	(232,449)
Other income (expense):
Related-party interest expense	-	(15,000)	(10,399)	(45,000)
Other interest expense	(1,448)	(1,402)	(2,942)	(2,340)
Other income (expense)	(1,886)	357	6,892	3,272
Total other expense	(3,334)	(16,045)	(6,449)	(44,068)
Income (loss) before provision for income taxes	(490,391)	(53,351)	(977,933)	(276,517)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss )	$(490,391)	$(53,351)	(977,933)	$(276,517)
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)	(0.01)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	88,415,427	70,297,234	83,150,225	69,467,881

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended September 30, 2020

Balance, June 30, 2020	4,000,000	$400	71,371,385	$7,137	$1,104,667	$(1,258,660)	$(146,456)
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(685,989)	-	(686,264)
Net loss	-	-	-	-	-	(53,351)	(53,351)
Balance, September 30, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,312,011)	$(886,071)

Three Months Ended September 30, 2021

Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$(1,981,526)	$1,160,822
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	200	199,800	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	80,400
Common shares cancelled for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	(437,500)
Net loss	-	-	-	-	-	(490,391)	(490,391)
Balance, September 30, 2021	4,000,000	$400	88,911,264	$8,891	$3,096,210	$(2,471,917)	$633,584

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Nine Months Ended September 30, 2020

Balance, December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	685,989	-	686,264
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(685,989)	-	(686,264)
Net loss	-	-	-	-	-	(276,517)	(276,517)
Balance, September 30, 2020	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,312,011)	$(886,071)

Nine months ended September 30, 2021

Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,300,000	230	620,770	-	621,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Common shares issued for services valued at $0.20	-	-	1,750,000	175	349,825	-	350,000
Common shares issued for services valued at $0.25	-	-	1,750,000	175	437,325	-	437,500
Common shares issued for services valued at $0.21	-	-	100,000	10	20,990	-	21,000
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	20	199,800	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	80,400
Common shares cancelled for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	(437,500)
Net loss	-	-	-	-	-	(977,933)	(977,933)
Balance, September 30, 2021	4,000,000	$400	88,911,264	$8,891	$3,096,210	$(2,471,917)	$633,584

See accompanying notes to the financial statements

FDCTECH, INC.

(Formerly known as Forex Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Year Ended
	September 30, 2021	September 30, 2020
Net loss	$(977,933)	$(276,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	205,847	183,344
Common stock issued for services	1,192,653	-
Accounts receivable allowance	-	17,875
Subscription receivable	(200,000)	-
Change in assets and liabilities:
Gross accounts receivable	(32,957)	(16,761)
Accounts payable	234,515	32,500
Other assets	(560,869)	(21,250)
Accrued interest	3,943	47,340
Accrued payroll tax expenses	29,816	15,427
Net cash provided by (used in) operating activities	$(104,985)	$(18,042)
Investing Activities:
Capitalized software	(205,700)	(150,559)
Net cash used in investing activities	$(205,700)	$(150,559)
Financing Activities:
Borrowing from (payments to) line of credit	543	4,209
Net proceeds from cares act - paycheck protection program	-	50,632
Net proceeds from SBA loan	(3,074)	144,900
Related party advances	95,000	-
Common stock issued for cash	200,000	-
Net cash provided by (used in) financing activities	$292,469	$199,741
Net decrease in cash	(18,216)	31,140
Cash at beginning of the period	22,467	27,884
Cash at end of the period	$4,251	$59,024
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for note conversion	$1,256,908	$-

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

The Company intends to build a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes that its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a commercial trading platform targeted at day traders and retail investors. The industry characterized such platforms by the ease of use and various helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform further includes risk management (dealing desk, alert system, margin calls, etc.), pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to different markets, such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail forex brokers to use the Condor Pro Multi-Asset Trading Platform. The Company has developed two versions of each Condor forex Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018. The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems to Condor Back Office.

The Company is in the process of developing Condor Stocks and an ETF platform. The Company expects to commercialize the Condor Stocks and ETF platform by the end of the fourth quarter of the fiscal year ended December 31, 2021.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract. The material terms of contracts with customers depend on the nature of services and solutions. Each contract is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

The Company acts as a technology provider and software developer in the cryptocurrency or digital asset space. The Company does not mine any digital assets or trade or act as a counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer. In some cases, customers compensate us in Bitcoin through our custodian Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to the cybersecurity audits conducted by the New York Department of Financial Services.

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

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the cryptocurrency and blockchain space. The Company expects to generate additional revenue from its crypto-related solutions. Such solutions include revenues from the development of a custom crypto exchange platform for customers, the sale of the non-exclusive source code of the crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the design criteria and performance requirements as specified by the customer.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Termination of Acquisition of Genesis Financial, Inc.

In line with the new strategic direction, on June 2, 2021, the Company entered into a Stock Purchase Agreement (the “Genesis Agreement”) with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“GFNL” or “Seller”). According to the Agreement, the Company plans to acquire 100% of the issued and outstanding equity interests of GNFL, including its wholly-owned subsidiaries and other variable interest entities, in consideration for 70,000,000 shares of the Company’s restricted common stock (the” “Securities”) valued at thirty-five Million U.S. Dollars ($35,000,000).

On August 24, 2021, FDCTech, Inc., a Delaware corporation (“FDCT” or the “Company” or “Buyer”), terminated the Stock Purchase Agreement (the “Agreement”), dated June 2, 2021, with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“Genesis” or “Seller”). As of the date of termination, the Company did not issue any Securities to the Seller. The Company could not complete nor qualify the Agreement as Genesis could not comply with several non-exhaustive material provisions, covenants, or conditions.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, upon the consent of the majority of the stockholders of the Corporation representing at least 68.73% of the issued and outstanding shares of the Company and per Section 222 of the General Corporation Law of the State of Delaware, voted in favor of terminating Warwick Kerridge from the Board of Directors. Upon termination of Mr. Kerridge, the Company currently has four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

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

For the Three and Nine months ending September 30, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements. There have been no significant operating activities in FXClients.

Board of Directors

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards. Mr. Provini has been the Chairman, CEO, and President of Natcore Technology Inc. since May 2009, a research and development company protected by 65 patents granted or pending. From November 1997 to October 2000, he was the President of Ladenburg Thalmann Asset Management and a Director of Ladenburg Thalmann, Inc., one of the oldest members of the New York Stock Exchange. He served as President of Laidlaw Asset Management and Chairman and Chief Investment Officer of Howe & Rusling, Laidlaw’s Portfolio Management Advisory Group, from November 1995 to September 1997. Mr. Provini served as President of Rodman & Renshaw’s Advisory Services from February 1994 to August 1995. He was the President of LaSalle Street Corporation, a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, from January 1983 to April 1985. Mr. Provini has been a leadership instructor at the U.S. Naval Academy, Chairman of the U.S. Naval Academy’s Honor Board, and is a former Marine Corp. officer. Mr. Provini holds an undergraduate Engineering degree from the U.S. Naval Academy in Annapolis, Maryland, and a post-graduate degree from the University of Oklahoma.

Upon termination of Mr. Kerridge effective August 24, 2021, the Company currently has four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors of the Company. Jonathan Baumgart and Charles R. Provini are considered independent directors under NYSE and NASDAQ listing standards.

Changes in Registrant’s Certifying Accountant

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

Description of Company’s Securities to be Registered

Effective September 03, 2021, the Company incorporated by reference the description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333- 221726), as initially filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, the currency of the primary economic environment in which the Company operates (also known as its functional currency).

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with three months or less of original maturities. On September 30, 2021, and December 31, 2020, the Company had $ 4,251 and $22,467 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. The bad debt expense for the three and nine months ended September 30, 2021, and 2020 were $0 and $17,875, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $277,327 and $3,894 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 375.15% and 9.06% of the sales for the three months ended September 30, 2021, and 2020. The increase in expense is mainly due to the $151,974 digital marketing and travel cost for the three months ended September 30, 2021.

The Company incurred $499,320 and $5,647 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 225.93% and 3.26% of the sales for the nine months ended September 30, 2021, and 2020. The increase in expense is mainly due to the $493,760 digital marketing and travel costs for the nine months ended on September 30, 2021.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers. The majority of the Company’s revenues come from two contracts – IT support and maintenance (‘IT Agreement’) and software development (‘Second Amendment’) that fall within the scope of ASC 606.

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

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

For the period ending September 30, 2021, the Company’s two primary revenue streams accounted for under ASC 606 follows:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The balances do not exceed FDIC limits as of September 30, 2021, and December 31, 2020.

Revenues

For the nine months ended September 30, 2021, and 2020, the Company had six (6) and six (6) active customers. Revenues generated from the top three (3) customers represented approximately 78.15% and 82.74% of total revenue for the nine months ended September 30, 2021, and 2020.

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

At September 30, 2021, and December 31, 2020, the Management determined that allowance for doubtful accounts was $95,961 and $95,961, respectively. The bad debt expense for the three and nine months ended September 30, 2021, and 2020 were $0 and $17,875, respectively.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and nine months ended September 30, 2021, and 2020, the Company incurred R and D costs of $15,600 and $0. The increase in R and D costs was due to evaluating the technological feasibility costs of Condor Stocks and ETF platform.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expenses as incurred. The Company is currently not involved in any litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. At September 30, 2021, and December 31, 2020, there are no impairment charges.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred after the establishment of technological feasibility, are capitalized if significant. The Company amortizes the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the technical feasibility of the Condor FX Back Office, Condor Pro Multi-Asset Trading Platform Version, and Condor Pricing Engine. The Company established the technical feasibility of the Crypto Web Trader Platform in February 2018. The Company completed the technical feasibility of the Condor Stock and ETF platform in January 2021. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $68,616 and $68,616 for the three months ended September 30, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $205,847 and $183,344 for the nine months ended September 30, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Stocks and ETF platform. The Company is currently capitalizing all costs associated with the development. The Company expensed $15,600 as R and D costs to evaluate the technical feasibility of Condor Stocks and ETF platform.

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

As the Company and FRH Group extended the maturity date of the four (4) tranches of convertible notes to June 30, 2021, Management performed an analysis to determine the fair value of the BCF on these tranches. The Company noted that the value of the BCF for each note was insignificant; thus, it did not record debt discounts as of December 31, 2020.

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

The $97,996 amount is equal to the intrinsic value, and the Company allocated it to additional paid-in capital in 2017.

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

Basic and Diluted Income (loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2021, and December 31, 2020, the Company had 88,911,264 and 68,876,332 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the nine months ended September 30, 2021, and 2020, common stock equivalents were anti-dilutive due to a net loss of $977,933 and $276,517, respectively, for the period. During the three and nine months ended September 30, 2021, common stock equivalents were anti-dilutive due to a net loss for the period. Hence, the Company has not considered in the computation.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year’s presentation. None of these classifications impacted reported operating loss or net loss for any of the periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities. The Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material effect on its financial reporting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At September 30, 2021, and December 31, 2020, the accumulated deficit was $2,471,917 and $1,493,984, respectively. On September 30, 2021, and December 31, 2020, the working capital surplus and deficit were $68,953 and $1,504,678.

During the three months ended September 30, 2021, and 2020, the Company incurred a net loss of $490,391 and $53,351, respectively. During the nine months ended September 30, 2021, and 2020, the Company incurred a net loss of $977,933 and $276,517.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of September 30, 2021, the Company had $4,251 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following September 30, 2021. For the comparable three and nine months year ended September 30, 2021, and 2020, the Company has earned marginally increased revenues and increased operating expenses. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise substantial additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended September 30, 2021, and 2020, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At September 30, 2021, and December 31, 2020, the gross capitalized software asset was $1,229,858 and $1,024,158, respectively. At the end of September 30, 2021, and 2020, the accumulated software amortization expenses were $597,681 and $391,834, respectively. As a result, the unamortized balance of capitalized software At September 30, 2021, and December 31, 2020, was $632,177 and $632,324, respectively.

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

For the three and nine months ended September 30, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861, respectively, from Condor Risk Management Back Office. There have been no significant operating activities in FXClients.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group (“FRH”), a founder and principal shareholder. The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein for a cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother, respectively, of Mitchell Eaglstein, the CEO and Director of the Company.

Related Party Advance – Officer Loan

On April 1, 2020, the Company received $15,000 from the Officer as a loan. The Company repaid the loan in full as of May 29, 2020. Between February and September 2021, the Company received $95,000 from the Officer for working capital purposes and recorded in related party advances.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on September 30, 2021, for purchases, and cash is drawn at 12% and 25%, respectively. As of September 30, 2021, the Company complies with the credit line’s terms and conditions. At September 30, 2021, and December 31, 2020, the outstanding balance was $39,614 and $39,071, respectively.

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

The initial conversion rate will be $0.10 per share or 2,500,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events as set forth below. The conversion price shall be discounted by 30% if the Company’s common stock’s fair market value is less than $0.10 per share. However, in no event will the conversion price be less than $0.05 per share with a maximum of 5,000,000 shares if FRH Group converts the entire Note, subject to adjustments in certain events. The Company will not issue fractional share or scrip representing a fractional share upon conversion of the Notes. At September 30, 2021, there was no current and non-current portion of convertible notes payable and accrued interest.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The Company plans to apply for PPP Note forgiveness.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $141,826 as of September 30, 2021.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $22,765 and $23,124 for the nine months ended September 30, 2021, and 2020, respectively. The decrease in rent expense is due to a reduction in rent rate for Irvine Office for the fiscal year ended December 31, 2020.

From October 2019 to the present, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at Irvine Office, discussed in Note 2.

From February 2019 to the present, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, included in the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to the present, the Company leases office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually by the Company. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At September 30, 2021, and December 31, 2020, the cumulative accrued interest at 6% per annum on FRH Group Note(s) defined as a related-party accrued interest - current was $0, and $256,908, respectively.

At September 30, 2021, and December 31, 2020, the cumulative accrued interest for SBA and other loans defined as an accrued interest – non-current was $7,799, and $3,856, respectively.

Pending Litigation

The management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from fiscal ended December 31, 2017, to 2020. As of September 30, 2021, the Company has assessed federal and state payroll tax payments in the aggregate amount of $155,203, and we have included it in the General and administrative expenses.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Deleware to change authorized shares. As per the Amendment, the Company shall have authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

As of September 30, 2021, and December 31, 2020, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 250,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021, and December 31, 2020, the Company had 88,911,264 and 68,876,332, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of September 30, 2021, the Company had 4,000,000 preferred shares issued and outstanding.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Effective June 03, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—the time during which Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

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

On July 06, 2021, Company issued 100,000 restricted common shares to one of the Board of Directors valued at $22,000. The Company issued the securities with a restrictive legend.

On July 20, 2021, Company issued 545,852 restricted common shares to a consultant valued at $98,253. The Company issued the securities with a restrictive legend.

Between September 9 -16, 2021, Company issued 2,000,000 restricted common shares to AD Securities America LLC according to the subscription agreements valued at $200,000.

On September 10, 2021, Company issued 670,000 common shares without restriction to White Lion LLC according to the security purchase and registration agreement valued at $80,400.

On August 24, 2021, after the termination of the Genesis Agreement, the Company rescinded the 1,750,000 restricted common shares issued on June 02, 2021, to a consultant valued at $437,500. Both parties signed the cancellation agreement on October 5, 2021.

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

Information About the Warrants Outstanding During Fiscal 2020 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At September 30, 2021	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

NOTE 12. SUBSEQUENT EVENTS

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company is yet to receive the funds at the filing date.

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

The Company intends to build a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes that its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a commercial trading platform targeted at day traders and retail investors. The industry characterized such platforms by the ease of use and various helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform further includes risk management (dealing desk, alert system, margin calls, etc.), pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to different markets, such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail forex brokers to use the Condor Pro Multi-Asset Trading Platform. The Company has developed two versions of each Condor forex Pro Web and Mobile Trading Platform.

The Company has upgraded its Condor Back Office (Risk Management) to meet the regulatory requirements under various jurisdictions. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018. The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform, allowing traders to trade on in the second quarter of the fiscal year December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems to Condor Back Office.

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the third quarter of the fiscal year ended December 31, 2021. The Company is in the process of developing Condor Stocks and an ETF platform. The Company expects to commercialize the Condor Stocks and ETF platform by the end of the fourth quarter of the fiscal year ended December 31, 2021.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract. The material terms of contracts with customers depend on the nature of services and solutions. Each contract is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

The Company acts as a technology provider and software developer in the cryptocurrency or digital asset space. The Company does not mine any digital assets or trade or act as a counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer nor does it intend to become a broker-dealer. In some cases, customers compensate us in Bitcoin through our custodian Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to the cybersecurity audits conducted by the New York Department of Financial Services.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $2,004,775 in revenues from January 21, 2016 (inception) to September 30, 2021. For the three months ended September 30, 2021, and 2020, the Company earned $73,925 and $43,000 in revenues, respectively. For the nine months ended September 30, 2021, and 2020, the Company earned $221,003 and $173,407 in revenues, respectively.

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

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract. The material terms of agreements with customers depend on the nature of services and solutions. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues throughout the United States. While the outbreak was initially concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Financial Condition At September 30, 2021

On September 30, 2021, the accumulated deficit was $2,471,917. Our cash balance is $4,251 as of September 30, 2021. On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company is yet to receive the funds. If we are unsuccessful in raising funds from the sale of 22,670,000 shares, we do not believe our current cash balance is sufficient to fund our operations.

The Company received $50,632 from Cares Act’s Paycheck Protection Program. No principal or interest payments will be due before the Deferment Period, ten months from the end of the covered period. The Company received proceeds for one hundred and forty-four thousand and 00/100 Dollars ($144,900) from the U.S. Small Business Administration (SBA). The installment payments will include principal and interest of $707 monthly, beginning twelve (12) months from the promissory note date. The principal and interest balance will be payable thirty (30) years from the promissory note date. Interest will accrue at the rate of 3.75% per annum and will accrue only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $141,826 as of September 30, 2021.

At September 30, 2021, there was no current or non-current portion of convertible notes payable and accrued interest.

Between February and September 2021, the Company received $95,000 from the Officer for working capital purposes and recorded in related party advances.

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

Financial Condition at December 31, 2020

On December 31, 2020, the accumulated deficit was $1,493,984. Our cash balance is $22,467 as of December 31, 2020. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, and 2020, the Company had six active customers. Revenues generated from the top three customers represented approximately 85.71% and 90.70% of total revenue for the three months ended September 30, 2021, and 2020. The revenues generated for the three months ended September 30, 2021, and 2020 were $73,925 and $43,000, respectively. During the three months ended September 30, 2021, and 2020, the Company earned a net loss of $490,391 and $53,351, respectively.

The total revenue breakdown for the three months ended September 30, 2021, and 2020 is below:

Three Months Ended	September 30, 2021	September 30, 2020
Revenue Description	% of Total	% of Total
Technology Solutions	69.56%	100.00%
Software Development	30.44%	0.00%
Total	100.00%	100.00%

During the three months ended September 30, 2021, and 2020, the Company incurred general and administrative costs (“g and a”) of $215,039 and $7,796 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended September 30, 2021, is due to the rise in legal and professional fees. The g and a expenses were 290.89% and 18.13% of the revenue for the three months ended September 30, 2021, and 2020, respectively. Amortization expense was $68,616 and $68,616 for the three months ended September 30, 2021, and 2020 respectively, included in the Cost of sales. The amortization expense for the three months ended September 30, 2021, and 2020, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $7,707 and $8,220 for the three months ended September 30, 2021, and 2020, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year period at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $277,327 and $3,894 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 375.15% and 9.06% of the sales for the three months ended September 30, 2021, and 2020. The increase in expense is mainly due to the $277,188 digital marketing and travel cost for the three months ended September 30, 2021.

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, and 2020, the Company had six active customers. Revenues generated from the top three customers represented approximately 78.15% and 82.74% of total revenue for the nine months ended September 30, 2021, and 2020. The revenues for the nine months ended September 30, 2021, and 2020 were $221,003 and $173,407, respectively. During the nine months ended September 30, 2021, and 2020, the Company earned a net loss of $977,933 and $276,517.

The total revenue breakdown for the nine months ended September 30, 2021, and 2020 is below:

Nine months ended	September 30, 2021	September 30, 2020
Revenue Description	% of Total	% of Total
Technology Solutions	79.87%	98.82%
Software Development	17.83%	0.00%
Consulting	2.29%	1.18%
Total	100.00%	100.00%

During the nine months ended September 30, 2021, and 2020, the Company incurred general and administrative costs (“g and a”) of $487,320 and $216,865 (excluding amortization expenses), respectively. The increase in g and a costs for the nine months ended September 30, 2021, is due to increased legal and professional fees. The g and a expenses were 220.50% and 125.06% of the revenue for the nine months ended September 30, 2021, and 2020, respectively. Amortization expense was $205,847 and $183,344 for the nine months ended September 30, 2021, and 2020 respectively, included in the Cost of sales. The increase in amortization expense for the nine months ended September 30, 2021, is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $22,765.49 and $23,124 for the nine months ended September 30, 2021, and 2020, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $499,320 and $5,647 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2021, and 2020. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 225.93% and 3.26% of the sales for the three months ended September 30, 2021, and 2020. The increase in expense is mainly due to the $493,760 digital marketing and travel cost for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2021 and December 31, 2020, we had a cash balance of $4,251 and $22,467, respectively.

In the next twelve (12) months, the Company will continue investing in sales, marketing, product support, new technology solutions, and existing technology to serve our customers. We expect capital expenditures to increase to up to $100,000 in the next twelve (12) months to support the growth, mainly software development and the purchase of computers and servers. Also, the Company estimates additional expenditure needed to be $200,000, which provides for $50,000 and $150,000 for sales and marketing and working capital, respectively.

Should we require additional capital, the Company’s operations are not sufficient to fund its capital requirements. The Company may attempt to raise capital by selling additional capital stock or debt issuance. The Company intends to continue its efforts in growing its operations and raising funds through private equity and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. Effective June 1, 2017, we raised an aggregate of $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates.

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

On July 15, 2020, the Company engaged Kingswood Capital Markets, a Benchmark Investments division, Inc., to act as its exclusive general financial advisor for strategic corporate planning and investment banking services. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

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

Between February and September 2021, the Company received $95,000 from the Officer for working capital purposes and recorded in related party advances.

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company is yet to receive the funds. If we are unsuccessful in raising funds from the sale of 22,670,000 shares, we do not believe our current cash balance is sufficient to fund our operations.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to September 30, 2021. As of September 30, 2021, and December 31, 2020, the Company’s accumulated a deficit of $2,471,917 and $1,493,984, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2020, and 2019, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion, and analysis of our financial condition and results of operations on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material and uncertain in the current economic environment due to COVID-19.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2021 and 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: November 05, 2021	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 05, 2021	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

