Form 10-K
period 2021-12-31
FDCTECH, INC.
filed 2022-03-28
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Title of each class
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2021, of $0.069 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $9,784,977.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at March 21, 2022, was 148,025,550.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations and any forward-looking statements are subject to change and inherent risks and uncertainties.

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

Overview

Under Delaware laws, the founders incorporated the Company on January 21, 2016, as Forex Development Corporation. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the online trading technology for OTC online regulated brokers. The Company provides customizable, innovative, and cost-efficient financial technology (‘fintech’) and business solutions to legacy financial services companies in the online regulated brokerages, wealth management, and cryptocurrency businesses (“customers”).

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

From December 2021, the Company expects to grow from its acquisition strategy, specializing in buying and integrating small to mid-size legacy financial services companies. The Company intends to build a diversified global software-driven financial services company. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company replaces conventional legacy software infrastructure with its regulatory-grade proprietary Condor trading technologies, intending to improve end-user experience, increase client retention, and realize cost synergies.

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS.

Post-acquisition of ADS, we have two primary business segments, (1) Wealth Management and (2) Technology and Software Development.

Wealth Management

The Wealth Management business currently consists of ADS, an Australian-regulated wealth management company with 20 offices, 28 advisors, $530+ million funds under advice.

ADS’ audited revenues, cost of sales, and gross profits were $5.91 million, $5.43 million, and $0.48 million for the fiscal year ended June 30, 2021. ADS’ audited revenues, cost of sales, and gross profits for the fiscal year ended June 30, 2020, were $3.26 million, $2.95 million, and $0.32 million, respectively. ADS increased its revenue and gross profit by 78.79% and 51.79% from 2020 to 2021. From July 1, 2021, to December 31, 2021, ADS’ unaudited revenues, sales cost, and gross profits for the six months were $3.03 million, $2.73 million, and $0.29 million, respectively.

Technology & Software Development

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

The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available as a desktop, web, and mobile version.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing Condor Investing & Trading App, a simplified trading platform for traders of varied experiences in trading stocks, ETFs, and other financial markets from their mobile phone. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ended December 31, 2022.

The Company is developing NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the second quarter of the fiscal year ended December 31, 2022.

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ended December 31, 2022.

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

We are a development company in the financial technology sector with operations in the US, Australia, Russia, Cyprus, and Israel. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

The Company does not have any patents or trademarks on its proprietary technology solutions.

The Company has two sources of revenue from its technology and software solutions.

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

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the cryptocurrency and blockchain sector. The Company expects to generate additional revenue from its crypto-related solutions. Such solutions include revenues from the development of a custom crypto exchange platform for customers, the sale of the non-exclusive source code of the crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the customer’s design criteria and performance requirements.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares if FRH converts the entire subject to adjustments in certain circumstances. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

On August 24, 2021, FDCTech, Inc., a Delaware corporation (“FDCT” or the “Company” or “Buyer”), terminated the Stock Purchase Agreement (the “Agreement”), dated June 2, 2021, with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“Genesis” or “Seller”). As of the termination date, the Company did not issue any Securities to the Seller. The Company could not complete nor qualify the Agreement as Genesis could not comply with several non-exhaustive material provisions, covenants, or conditions.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company approved the termination upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the General Corporation Law of Delaware. Upon termination of Mr. Kerridge, the Company currently has four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

Subsidiaries of the Company

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS.

ADS is an Australian regulated wealth management company with 20 offices, 28 advisors, $530+ million funds under advice. ADS consolidated revenues, cost of sales, and gross profits from December 22, 2021, and December 31, 2021, were $156,013, $140,922, and $15,091, respectively.

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

Governmental Regulation

FDCTech is a publicly-traded company subject to SEC and FINRA’s rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance.

Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for ‘financial services’ providers where ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

Board of Directors

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

Upon termination of Mr. Kerridge effective August 24, 2021, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors of the Company. Jonathan Baumgart and Charles R. Provini are considered independent directors under NYSE and NASDAQ listing standards.

On November 30, 2021, Charles R. Provini, a member of the Board of Directors of FDCTech, Inc. (the “Company”), notified the Company of his intention to voluntarily resign from the Company’s Board of Directors effective November 30, 2021. Mr. Provini did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. Upon the resignation of Mr. Provini, the Company currently has three Board of Directors.

Changes in Registrant’s Certifying Accountant

On July 2, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm. The reports of FHH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2021, and 2020 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified for uncertainty audit scope or accounting principles.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space on a need basis. Previously, the Company leased office space at 1460 Broadway, New York, NY 10036, from an unrelated party. The new rent payment or membership fee for Irvine Office is $90 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for one (1) year. The office’s rent payment is $1,750 per month as the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia.

Effective April 2019, the Company leased office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month as the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

As all leases are either on a month-to-month basis or less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative costs.

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

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934 determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432 and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. OTC Bulletin Board and OTC Link quote our stock under OTCQ: FDCT. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of March 21, 2022, we had 82 record holders of our Common Stock. The Company expects to distribute 45,000,000 shares issued to ADFS’ 60 shareholders based on their equity ownership in ADFS.

As of March 21, 2022, we had 148,025,550 shares of our Common Stock and 4,000,000 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no right to convert into the Company’s common stock.

Dividends

The Company did not declare any cash dividends for the fiscal year ended December 31, 2021. Our Board of Directors (currently constituted by Mitchell Eaglstein, Imran Firoz, and Jonathan Baumgart) does not intend to distribute any cash dividends in the near term. The Board of Directors decides the declaration, payment, timing, and amount of any future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors consider relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay any dividends, there is no assurance concerning any dividend.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, the Company has no equity compensation plans.

On February 17, 2022, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 10, 2022 (the “Record Date”) of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

1. To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 (the “Authorized Share Increase” and together with the 2022 Equity Plan, the “Corporate Action”), and

2. To approve the Company’s 2022 Equity Plan (the “2022 Equity Plan”)

On February 10, 2022, our Board unanimously approved the Corporate Actions. To eliminate the costs and management time for a special meeting and to effect the actions, the Company chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in the Information Statement following Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and per our bylaws. On February 10, 2022, the Approving Stockholders approved the Corporate Actions by written consent. The Approving Stockholders (common stock only) own 96,778,105 shares, representing 64.62% of the Company’s total issued and outstanding voting power.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years reported previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form S1-A filed July 26, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth due to general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

From December 2021, the Company expects to grow from its acquisition strategy, specializing in buying and integrating small to mid-size legacy financial services companies. The Company intends to build a diversified global software-driven financial services company. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company replaces conventional legacy software infrastructure with its regulatory-grade proprietary Condor trading technologies, intending to improve end-user experience, increase client retention, and realize cost synergies.

Post-acquisition of ADS, we have two primary business segments, (1) Wealth Management and (2) Technology and Software Development.

Wealth Management

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for ‘financial services’ providers where ADS holds an Australian Financial Services Licence (AFSL) and meets various compliance, conduct, and disclosure obligations. ADS is an Australian regulated wealth management company with 20 offices, 28 advisors, $530+ million funds under advice.

ADS consolidated revenues, cost of sales, and gross profits from December 22, 2021, and December 31, 2021, were $156,013, $140,922, and $15,091, respectively. The Company expects the full impact on its financial statements from the fiscal year 2022 and beyond.

ADS’ audited revenues, cost of sales, and gross profits were $5.91 million, $5.43 million, and $0.48 million for the fiscal year ended June 30, 2021. ADS’ audited revenues, cost of sales, and gross profits for the fiscal year ended June 30, 2020, were $3.26 million, $2.95 million, and $0.32 million, respectively. ADS increased its revenue and gross profit by 78.79% and 51.79% from 2020 to 2021. From July 1, 2021, to December 31, 2021, ADS’ unaudited revenues, sales cost, and gross profits for the six months were $3.03 million, $2.73 million, and $0.29 million, respectively. As the Company acquired ADS on December 22, 2021, it has consolidated financial statements from December 22, 2021, to December 31, 2021.

Technology and Software Development

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the fiscal year ended December 31, 2021, were $301,648, $274,462, and $27,186, respectively.

The Company is developing Condor Investing & Trading App, a simplified trading platform for traders of varied experiences in trading stocks, ETFs, and other financial markets from their mobile phone. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ended December 31, 2022. The Condor Investing & Trading App will be used by a global online broker authorized and regulated by the UK Financial Conduct Authority. The Company plans to market, distribute, and license the Condor Investing & Trading App in the US and globally.

The Company is developing NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the second quarter of the fiscal year ended December 31, 2022. The Company expects the beta version of the NFT Marketplace to be available by the end of the first quarter of the fiscal year ending December 31, 2022.

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to complete the techno-feasibility of the Robo Advice Platform by March 31, 2022. The Company expects to commercialize the NFT Marketplace by the fiscal year ended December 31, 2022.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the fiscal year ended December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems to Condor Back Office. The Company currently has four (4) licensing agreements for its Condor Pro Multi-Asset Trading Platform and Condor Back Office. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available as a desktop, web, and mobile version. The Company currently has four (4) licensing agreements for its Condor FX Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail FX brokers to use Condor FX Pro Trading Platform.

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

The Company completed the basic version of its Crypto Web Trader in December 2018. The Company is currently evaluating the demand for its Crypto Web Trader and expects to launch its crypto exchange platform by the first quarter of the fiscal year ended December 31, 2022.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $2,241,433 in revenues from January 21, 2016 (inception) to December 31, 2021. For the fiscal year ended December 31, 2021, and 2020, the Company generated $457,661 and $215,409 in revenues,

For the fiscal year ended December 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office. The Company has included rebates in revenue in the consolidated income statements.

Financial Condition at December 31, 2021

At December 31, 2021, the Company had eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Therefore, there was no current or non-current portion of convertible notes payable and accrued interest. On December 31, 2021, the accumulated deficit was $3,230,679. Our cash balance is $93,546 as of December 31, 2021. We do not believe that our cash balance is sufficient to fund our operations; as a result, the Company has raised additional capital as disclosed in Subsequent Events from the Investment Agreement and debt.

The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ended December 31, 2021. The Company also received a net amount equal to $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive any additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ended December 31, 2021. We do not believe that our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts to enhance its revenue from its acquisition strategy and diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offering and debt financing. As the Company increases its customer base across the globe, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2021.

Financial Condition at December 31, 2020

At December 31, 2020, the current portion of convertible notes payable and accrued interest was $1,000,000 and $256,908, respectively. There was no non-current portion of convertible notes payable and accrued interest. On December 31, 2020, the accumulated deficit was $1,493,984. The Company received $50,632 from Cares Act Paycheck Protection Program. No principal or interest payments will be due ten (10) months after the covered period. The Company received proceeds for one hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900.00) from U.S. Small Business Administration (SBA). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date.

Our cash balance is $22,467 as of December 31, 2020. We do not believe that our cash balance is sufficient to fund our operations.

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2021, compared to the Fiscal Year Ended December 31, 2020

For the fiscal year ended December 31, 2021, and 2020, the Company had eight (8) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 52.98% and 83.30% of total revenue for the fiscal year ended December 31, 2021, and 2020, respectively. The revenues generated for the fiscal year ended December 31, 2021, and 2020 were $457,661 and $215,409, respectively. During the fiscal year ended December 31, 2021, and 2020, the Company incurred a net loss of $1,736,695 and $458,490.

The total revenue breakdown for the fiscal year ended December 31, 2021, and 2020 is below:

Fiscal Ended	December 31, 2021	December 31, 2020
	% of Total	% of Total
Revenue Description
Technology Solutions	50.95%	97.65%
Consulting	0.00%	1.40%
Software Development	14.58%	0.95%
Wealth Management	34.47%	0.00%
Total	100.00%	100.00%

During the fiscal years ended December 31, 2021, and 2020, the Company incurred General and administrative costs (“G and A”) of $1,127,503 and $337,634, respectively. The increase in G and A costs for the fiscal year ended December 31, 2021, was mainly due to higher professional & consulting fees related to common stock issued for services. The G and A expenses were 246.36% and 156.74% of the fiscal revenue for the fiscal year ended December 31, 2021, and 2020. Amortization expense was $274,462 and $251,959 for the fiscal year ended December 31, 2021, and 2020 respectively, and the Company has included in the Cost of sales expense. The increase in amortization expense for the fiscal year ended December 2021 is due to the cumulative amortization expense of Condor Back Office, Condor Crypto Trading Platform, Condor FX Trading Platform (Desktop) Condor Web Trader.

The rental expense was $29,705 and $30,893 for the fiscal year ended December 31, 2021, and 2020. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses. From February 2020, this agreement is extended for one year period at $1,750 per month. The Company uses the office for sales and marketing in Europe and Asia. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven months term. The office’s rent payment is $500 per month as the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $648,833 and $24,526 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2021, and 2020, respectively. The increase in the sales and marketing cost is due to an increase in stock-based compensation to certain marketing and branding consultants. The sales and marketing costs mainly included stock-based payment to marketing and branding consultants, travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 141.77% and 11.39% of the sales for the fiscal year ended December 31, 2021, and 2020, respectively.

For the fiscal year ended December 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform.

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

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2021, and 2020, we had a cash balance of $93,546 and $22,467, respectively. At December 31, 2021, and 2020, the working capital deficit was $199,132 and $1,504,678, respectively. The decrease in the working capital deficit was mainly due to the acquisition of ADS, resulting in the increase of current assets and settlement of FRH Group Note for shares of the Company, resulting in the decrease of current liabilities for the period ending December 31, 2021.

In the next twelve (12) months, the Company will continue investing in sales, marketing, product development, new technology solutions, and support of existing technology to serve our customers. We expect capital expenditures to increase to $250,000 in the next twelve (12) months to support the growth, including software development and purchasing computers and servers. Also, the Company estimates additional expenditure needed to be $250,000, which provides for $100,000 and $150,000 for sales and marketing and working capital, respectively.

We expect the combination of existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to be sufficient for at least the next twelve (12) months. The availability of funds will fund our operating activities to meet the need for investing and financing, such as debt maturities and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level to fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

Should we require additional capital, the Company’s operations are insufficient to fund its capital requirements. The Company may attempt to restructure Notes, refinance existing Notes with financial institutions, or raise capital by selling additional capital stock or debt issuance. The Company intends to continue its efforts in growing its operations and raising funds through private equity and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. Effective June 1, 2017, we raised an aggregate of $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates. Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares if FRH converts the entire subject to adjustments in certain circumstances.

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

On September 02, 2020, the Company engaged Garden State Securities Inc. (GSS) to act as its exclusive advisor for the private placement of debt or equity securities to fulfill the Company’s business plan and an offering of debt securities to assist in the Company’s acquisition strategy. On October 05, 2021, the Company and GSS terminated all obligations other than maintaining confidentiality, with no fees to the GSS. The Broker-Dealer agreed to return the 1,750,000 shares of the Company’s common stock.

On September 27, 2021, the Company engaged EF Hutton, a division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton will act as lead underwriter, deal manager, and investment banker for the proposed firm commitment public offering and uplisting (“Offering”) by the Company, in connection with the offering of the Company’s equity, debt, or equity derivative instruments (the “Securities”).

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

The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ended December 31, 2021. The Company also received a net amount equal to $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive any additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ended December 31, 2021.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to December 31, 2021. As of December 31, 2021, and 2020, the Company had an accumulated deficit of $3,230,679 and $1,493,984. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2021, and 2020, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. We have applied for exemption as an emerging growth company; thus, the Company may delay adopting certain accounting standards until the standards would otherwise apply to private companies.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 3, 2021.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2021, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented following U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended December 31, 2021 and 2020, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	39	President/CEO/Director
Imran Firoz	49	CFO/Secretary/Director
Brian Platt	43	CTO
Jonathan Baumgart	39	Director

Directors serve until the next annual meeting, and their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following stockholders’ annual meeting. Further, until Directors’ successors have been elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein has been the Founder, Chief Executive Officer, and Director of the Company. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy with the primary focus to enhance shareholder value. Mr. Eaglstein ensures the Company has the necessary organizational and technology infrastructure and is responsible for deploying Capex and approving budgets.

Mr. Eaglstein has extensive executive-level experience in the management of FX brokerage and FinTech software companies. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex-related conferences and tradeshows.

From June 2014 to February 2016, Mr. Eaglstein, as a managing member of MMI Advisors LLC, worked as the Director, Business Development, Fortress Capital Investments, UAE (“Fortress”). He led Fortress to $20 million in trading revenue within one year from the start-up date. Under his leadership, Fortress achieved over $70 billion in monthly trading volume within one (1) year and reached the top twenty (20) forex brokers by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve positive cash flow results within two (2) months of product launch.

From June 2011 to May 2014, Mr. Eaglstein started his career as a Senior Business Intelligence Analyst at Boston Technologies (“BT”). BT promoted him to Managing Director, a pioneer in MT4 bridge technology for the retail forex market. He was instrumental in increasing Boston Technologies’ revenue from five (5) million to twenty (20) million, making it the 143rd fastest-growing company in America by Inc. 500 ranking.

From March 2009 to May 2011, Mr. Eaglstein led FXCM Systems, LLC, as its Chief Information Officer. He successfully provided white label and software development solutions to FXCM and on behalf of FXCM, one of the largest forex broker-dealers in the world. From January 2007 to March 2011, he served as the Chief Operating Officer and Chief Information Officer for Avalon Capital Holdings Corporation. He developed, marketed, and distributed high-performance proprietary trading software for financial companies engaged in online forex trading. From January 2007 to Feb 2009, Mr. Eaglstein was the Co-Founder and Chief Operating Officer of Traders Development COO Traders Development, LLC, a financial software company based in Irvine, California. Early in his career, Mr. Eaglstein co-founded Campus Universe, an online consignment shop for students to buy and sell textbooks from each other via a fully automated e-commerce website that won the Golden Web Award.

Imran Firoz, Co-Founder, CFO, Director

From January 2016 to date, Mr. Firoz has been the Co-Founder, Chief Financial Officer, and Director of the Company. Mr. Firoz is responsible for strategic planning and corporate development, Mergers and Acquisitions (M&A), financial restructuring, and risk management. He has been responsible for guiding due diligence efforts, implementing financial controls, practicing compliance guidelines, and planning disaster recovery strategies. From December 2011 to May 2015, Mr. Firoz was the CEO and Director of Scoobeez Global, Inc. (“ABT”). From May 2015 to March 2017, Mr. Firoz worked as the CFO and Director of the ABT. He was instrumental in the acquisition, development, and growth of Scoobeez, Inc., an on-demand messenger, delivery, and courier company. Scoobeez increased its revenue from under $500,000 to $27 million during the period.

From February 2014 to December 2019, Mr. Firoz worked as the Managing Director of Match-Trade Technologies LLC, a financial technology company. From July 2007 to March 2017, Mr. Firoz was a Managing Partner of Marque 3 LLC, a management consulting company based in Pasadena, California. He has served as a management consultant/adviser to senior executives of several companies.

Mr. Firoz was the Chief Financial Officer of Master Capital Group Corp. from November 2004 until May 2007. He provided financial oversight to the accounting and finance department and advised the Board of Directors on the financial implications of business activities. In January 2002, Mr. Firoz served as Associate, Investment Banking for National Bank Financial, Canada (“NBF”) on numerous transactions, including a key member of the M&A advisory team Franco-Nevada on the $10 billion three-way mega gold merger of Newmont-Normandy-Franco-Nevada. During the same period, he was a member of NBF’s investment banking team that advised the Treasurer of Hydro One on the restructuring and sale of Ontario Electricity Financial Corporation debt of $2.9 billion in the Canadian public debt markets.

Mr. Firoz started his career as a Chemical Engineer with Tata Chemicals Limited in December 1994 until September 1997. He led several cross-functional teams to manage commissioning activities, plant operations, and other technical projects for Ammonia Plant. From October 1997 to July 1999, Mr. Firoz worked as a Senior Process Engineer with Saudi Methanol Company, a Saudi Basic Industries Corporation (SABIC) subsidiary. He was responsible for technical services and improving plant safety management. Mr. Firoz received his MBA in April 2001 from Richard Ivey School of Business, University of Western Ontario, Canada. Mr. Firoz graduated in July 1993 with a Bachelor of Engineering (Chemical) from Aligarh University, India. Mr. Firoz has been a Certified Financial Risk Manager from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

Brian Platt, Chief Technology Officer

Mr. Platt joined the Company in May 2016. Mr. Platt has over ten (10) years of experience in the forex industry, managing complex technology, and business operations. His expertise includes advanced technical knowledge of databases, programming, product development lifecycles, and a clear understanding of business needs. Mr. Platt’s passion is combining this business and technological know-how to assure the best products, client satisfaction, and optimization of human resources.

Mr. Platt was the head of technology at the prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), from June 2014 to January 2016. He was instrumental in starting a forex broker from the ground up, introducing the trading platform, connecting liquidity, add-on services such as money management PAMM systems, and compliance reporting.

From May 2011 to February 2014, Mr. Platt served as the Director of Risk Management and Operations Research at Boston Technologies. His accomplishments include developing advanced procedures to eliminate trade risk, streamlining accounting operations, revamping client reporting, integrating new revenue streams, and providing comprehensive analytics.

Before joining Boston Technologies, Mr. Platt managed the Operations Research department at CMS Forex from March 2006 through May 2011. He coordinated all business intelligence efforts, identified and automated manual operations, and facilitated new business initiatives in this role. Mr. Platt organized the operational elements of CMS Forex’s sale to Gain Capital and subsequently revamped it to utilize existing resources as a profitable self-sufficient IB business. Mr. Platt holds a degree in Information Systems from Yeshiva University. He has computer science training from New York University and Oracle DBA training from Farleigh Dickenson University.

Jonathan Baumgart, Director

Mr. Baumgart has been a non-executive director of the Company since June 2021. Mr. Baumgart is considered independent under NYSE and NASDAQ listing standards. The Company compensates Mr. Baumgart for his services on the Board in cash and stock-based equity. He is the founder of Atomiq Consulting (“Atomiq”) and has been its Chief Executive Officer since May 2014. Atomiq specializes in the retail forex industry and the trading of other high-growth financial assets. In February 2015, Mr. Baumgart co-founded Money Matter, a boutique financial investments services firm based in Krakow, Poland. Between September 2010 and March 2014, Mr. Baumgart was the Director of Training at Boston Technologies, a technology, market maker, high-frequency trading, and inter-broker broker-dealer in the retail forex, precious metals, and other over-the-counter financial securities. In 2004, Mr. Baumgart completed his undergraduate degree in International Affairs & Economics from the Whittemore School of Business and Economics, University of New Hampshire, Durham.

Term of Office

All directors serve until the next annual meeting, and their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following stockholders’ annual meeting. Further, until Directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of three (3) members, out of which two (2) directors are executive directors and who do not qualify as independent directors by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, our board of directors would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

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

There are no family relationships among our directors or officers other than as described above. We are not aware of any other conflicts of interest with our executive officers or directors.

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

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors and the appropriate responses are provided to stockholders in a timely manner. Our board of directors will continue to monitor whether it would be appropriate to adopt such a process during the upcoming year.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by, or paid our chief executive officer and our only other compensated executive officer serving in the previous completed fiscal year (collectively, the “Named Executives”):

						Non-Equity
						Incentive	Nonqualified
		Salary		Stock	Option	Plan	Deferred	All Other
Name and		(3)	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mitch Eaglstein, CEO (1)	2021	144,000	-0-	-0-	-0-	-0-	-0-	-0-	144,000
	2020	81,000	-0-	-0-	-0-	-0-	-0-	-0-	81,000
Imran Firoz, CFO (2)	2021	144,000	-0-	-0-	-0-	-0-	-0-	-0-	144,000
	2020	81,000	-0-	-0-	-0-	-0-	-0-	-0-	81,000
Brian Platt, CTO (3)	2021	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2020	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Appointed CEO, President, and Director January 21, 2016. The Company issued 30,000,000 common stock on January 21, 2016, and 2,600,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(2) Appointed Chief Financial Officer, Secretary, and Director January 21, 2016. The Company issued 5,310,000 common stock on January 21, 2016, and 400,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(3) March 15, 2016, the Company issued 500,000 restricted common shares to Platt for services rendered valued at $25,000.

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company pays $12,000 monthly to its CEO and CFO.

Currently, Messrs: Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all such officers to employee status during the second quarter of 2021. The Company has not issued any bonuses or option awards to its officers to date. The Company intends to provide these incentives to meet specific sales criteria, to be reviewed quarterly and annually.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2021, or through the date of filing this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The Company issued Jonathan Baumgart, non-executive director, 100,000 common stock valued at $21,000 in June 2021 upon his appointment to the Board.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2021, the number of shares of common and Series A Preferred Stock of our Company that is beneficially owned by (i) each person or entity is known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which consists of the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which they may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 141,811,264 shares of our common stock issued and outstanding for the fiscal year December 31, 2021.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	20,768,105	14.64%
Imran Firoz	Common	14,310,000	10.09%
Brian Platt	Common	500,000	0.35%
Jonathan Baumgart	Common	100,000	0.07%
FRH Group Corporation (2)	Common	33,600,000	23.69%
Officers and Directors as a group (4 persons)	Common	35,678,105	25.16%

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	2,600,000	65.00%
Imran Firoz	Series A Preferred	400,000	10.00%
Felix R. Hong (2)	Series A Preferred	1,000,000	25.00%
Officers and Directors as a group (2 persons)	Series A Preferred	3,000,000	75.00%

In the fiscal year ending December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered the Company. Further, the Company agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered the Company.

(1) Addresses for all officers and directors are 200 Spectrum Drive, Suite 300, Irvine, CA 92618.

(2) On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

(3) Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. As a result, 4,000,000 Series A Preferred Shares represent 58.51% voting percentage on a fully diluted vote per share basis.

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

For the fiscal year ended December 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

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

The Company also received a net amount equal to $81,000 from the related parties to fund its operations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP (‘FHH’) was our registered independent public registered accounting firm until July 2021. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter. In July 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021.

Audit Fees

For the fiscal year ended December 31, 2021, and 2020, the Company paid $34,250 and $37,500, respectively, to FHH.

For the fiscal year ended December 31, 2021, and 2020, the Company paid $10,800 and $0 respectively to BFB. As of December 31, 2021, the Company owed BFB $35,000 for auditing financial statements of ADS for the period ending June 30, 2021, and 2020. The Company included the amount owed to BFB in accounts payable.

The fees include the audit of our annual financial statements for 2021 and 2020 and review of Forms 10-Q, or services generally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2021, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm is required to periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such member(s) must report any such pre-approval to our Board of Directors at the next scheduled meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2021 for professional services rendered by FHH and BFB for audit-related fees, other than the fees disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2021 for professional services rendered by FHH and BFB for tax compliance, tax advice, or tax planning, other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no other fees or expenses for 2021 for any other products or professional services rendered by FHH and BFB other than as described above.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

ITEM 16.	EXHIBITS.

Exhibit	Item

23.1	Consent of Independent PCOAB public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date: March 28, 2022	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: March 28, 2022	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	March 28, 2022
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	March 28, 2022
Imran Firoz	Accounting Officer)

FDCTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FDCTech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FDCTech, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, shareholders’ equity (deficit), and cash flows for the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 28, 2022

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$93,546	$22,467
Accounts receivable, net of allowance for doubtful accounts of $117,487 and $95,961, respectively	21,153	16,541
Other current assets	494,470	27,878
Total Current assets	609,169	66,886
Capitalized software, net	650,862	632,324
Acquired tangible assets	46,024	-
Acquired intangible assets	2,559,739	-
Other assets – non-current	22,500	-
Total assets	$3,888,293	$699,210
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$445,215	$116,500
Line of credit	39,246	39,071
Payroll tax payable	165,108	125,387
Related-party advances	81,000	-
Related-party convertible notes payable – current	-	1,000,000
Related-party accrued interest – current	-	256,908
Cares act- paycheck protection program advance	46,393	33,698
Other current liabilities	31,339	33,698
Total Current liabilities	808,301	1,571,564
SBA loan – non-current	139,699	144,900
Cares act- paycheck protection program advance – non-current	4,239	16,934
Accrued interest – non-current	9,224	3,856
Total liabilities	961,464	1,737,254
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of December 31, 2021 and December 31, 2020	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 141,811,264 and 68,876,332 shares issued and outstanding, as of December 31, 2021 and December 31, 2020	14,181	6,887
Additional paid-in capital	4,841,545	448,653
Accumulated deficit	(3,230,679)	(1,493,984)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,625,448	(1,038,044)
Noncontrolling interest	1,301,382	-
Total liabilities and stockholders’ deficit	$3,888,293	$699,210

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2021	December 31, 2020
Revenues
Technology & software	301,648	215,409
Wealth management	156,013	-
Total revenue	$457,661	$215,409
Cost of sales
Technology & software	274,462	251,959
Wealth management	140,922	-
Total cost of sales	415,384	251,959
Gross Profit	$42,277	(36,550)
Operating expenses:
General and administrative	1,127,503	337,634
Sales and marketing	648,833	24,526
Total operating expenses	1,776,337	362,160
Operating loss	(1,734,059)	(398,710)
Other income (expense):
Related-party interest expense	-	(60,000)
Other interest expense	(11,564)	(3,856
Other income (expense)	8,929	4,076
Total other expense	(2,635)	(59,780)
Loss before provision for income taxes	(1,736,695)	(458,490)
Provision for income taxes	-	-
Net loss	$(1,736,695)	$(458,490)
Less: Net income attributable to noncontrolling interest	3,202	-
Net income attributable to FDCTech’s shareholders	(1,739,897)	(458,490)
Net loss per common share, basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	86,063,490	69,312,787

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2019	4,000,000	$400	68,626,332	$6,862	$418,678	$(1,035,494)	$(609,554)
December 31, 2020
Common shares issued for services valued at $0.25 per share	-	-	2,745,053	275	411,483	-	411,758
Shares cancelled for non-service	-	-	(2,745,053)	(275)	(411,483)	-	(411,758)
Common shares issued for services valued at $0.12 per share	-	-	250,000	25	29,975	-	30,000
Net Loss	-	-	-	-	-	(458,490)	(458,490)
Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)
December 31, 2021				-
Common shares issued for services valued at $0.27 per share	-	-	2,300,000	230	620,770	-	621,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Common shares issued for services valued at $0.20 per share	-	-	1,750,000	175	349,825	-	350,000
Common shares issued for services valued at $0.25 per share	-	-	1,750,000	175	437,325	-	437,500
Common shares issued for services valued at $0.21 per share	-	-	100,000	10	20,990	-	21,000
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	200	199,800	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	80,400
Common shares cancelled for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	(437,500)
Common shares issued for services valued at $0.11 per share	-	-	1,500,000	150	164,100	-	164,250
Common shares issued for cash valued at $0.10 per share	-	-	250,000	25	25,275	-	25,300
Common shares issued for cash valued at $0.07 per share	-	-	500,000	50	37,025	-	37,075
Common shares issued for acquisition valued at $0.03 per share	-	-	45,000,000	4,500	1,350,000	-	1,354,500
Common shares issued for services valued at $0.03 per share	-	-	5,650,000	565	168,935	-	169,500
Net loss	-	-	-	-	-	(1,736,695)	(1,736,695)
Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,546	$(3,230,679)	$1,625,448

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020
Net loss	$(1,736,695)	$(458,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	274,462	251,959
Common stock issued for services	1,526,404	30,000
Accounts receivable allowance	21,526	17,875
Subscription receivable	(200,000)	-
Acquired tangible assets	(46,024)	-
Acquired intangible assets	(2,559,739)	-
Change in assets and liabilities:
Gross accounts receivable	(26,138)	(17,937)
Accounts payable	328,715	95,500
Other current liabilities	31,339
Other current assets	(289,092)	(22,500)
Accrued interest	5,368	63,856
Increase in accrued payroll tax	39,721	25,889
Net cash used in operating activities	$(2,630,152)	$(13,848)
Investing Activities:
Capitalized software	(293,000)	(194,658)
Stock issued for acquisition	1,354,500	-
Net cash used in investing activities	$(1,061,500)	$(194,658)
Financing Activities:
Borrowing from (payments to) line of credit	175	7,557
Net proceeds from cares act - paycheck protection program	-	50,632
Net proceeds from SBA loan	(5,201)	144,900
Net proceeds from common stock	262,374	-
Related party advances	81,000	-
Noncontrolling interest	1,301,382	-
Net cash provided by financing activities	$1,639,731	$203,089
Net decrease in cash	71,709	(5,417)
Cash at beginning of the period	22,467	27,884
Cash at end of the period	$93,546	$22,467
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the financial statements.

FDCTECH, INC. – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Under Delaware laws, the founders incorporated the Company on January 21, 2016, as Forex Development Corporation. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to OTC Online Brokerages and cryptocurrency businesses (“customers”).

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

From December 2021, the Company expects to grow from its acquisition strategy, specializing in buying and integrating small to mid-size legacy financial services companies. The Company intends to build a diversified global software-driven financial services company. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company replaces conventional legacy software infrastructure with its regulatory-grade proprietary Condor trading technologies, intending to improve end-user experience, increase client retention, and realize cost synergies.

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS.

Post-acquisition of ADS, we have two primary business segments, (1) Wealth Management and (2) Technology and Software Development.

Wealth Management

The Wealth Management business currently consists of ADS, an Australian-regulated wealth management company with 20 offices, 28 advisors, $530+ million funds under advice.

	From 12/22/21 to 12/31/21* (Unaudited)	From 07/01/21 to 12/31/21 (Unaudited)	Fiscal year ended June 30, 2021 (Audited)	Fiscal year ended June 30, 2020 (Audited)
Revenue, $	156,013	3,027,024	5,907,417	3,264,106
Cost of sales, $	140,922	2,733,846	5,427,882	2,948,184
Gross Profit, $	15,091	293,178	479,536	315,922

*	Consolidated in the Company financial statements.

ADS’ audited revenues, cost of sales, and gross profits for the fiscal year ended June 30, 2021, were $5.91 million, $5.43 million, and $0.48 million, respectively. ADS’ audited revenues, cost of sales, and gross profits for the fiscal year ended June 30, 2020, were $3.26 million, $2.95 million, and $0.32 million, respectively. ADS increased its revenue and gross profit by 78.79% and 51.79% from 2020 to 2021. From July 1, 2021, to December 31, 2021, ADS’ unaudited revenues, sales cost, and gross profits for the six months were $3.03 million, $2.73 million, and $0.29 million, respectively.

Technology & Software Development

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

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the cryptocurrency and blockchain space. The Company expects to generate additional revenue from its crypto-related solutions. Such solutions include revenues from the development of a custom crypto exchange platform for customers, the sale of the non-exclusive source code of the crypto exchange platform to third parties, white-label fees of crypto exchange platforms, and the sale of aggregated cryptocurrency data price feed from various crypto exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the crypto exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the customer’s design criteria and performance requirements.

	Fiscal year ended December 31, 2021 (Audited)	Fiscal year ended December 31, 2020 (Audited)
Revenue, $	301,648	215,409
Cost of sales, $	274,462	251,959
Gross Profit (loss), $	27,186	(36,550)

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

The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available as a desktop, web, and mobile version.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing Condor Investing & Trading App, a simplified trading platform for traders of varied experiences in trading stocks, ETFs, and other financial markets from their mobile phone. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ended December 31, 2022.

The Company is developing NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the second quarter of the fiscal year ended December 31, 2022.

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ended December 31, 2022.

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

ADS is an Australian regulated wealth management company with 20 offices, 28 advisors, $530+ million funds under advice. ADS consolidated revenues, cost of sales, and gross profits from December 22, 2021, and December 31, 2021, were $156,013, $140,922, and $15,091, respectively.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares if FRH converts the entire subject to adjustments in certain circumstances. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

On August 24, 2021, FDCTech, Inc., a Delaware corporation (“FDCT” or the “Company” or “Buyer”), terminated the Stock Purchase Agreement (the “Agreement”), dated June 2, 2021, with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“Genesis” or “Seller”). As of the termination date, the Company did not issue any Securities to the Seller. The Company could not complete nor qualify the Agreement as Genesis could not comply with several non-exhaustive material provisions, covenants, or conditions.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company approved the termination upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the General Corporation Law of Delaware. Upon termination of Mr. Kerridge, the Company currently has four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ended December 31, 2021. The Company also received a net amount equal to $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive any additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ended December 31, 2021.

Governmental Regulation

FDCTech is a publicly-traded company subject to SEC and FINRA’s rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance.

Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for ‘financial services’ providers where ADS holds an Australian Financial Services Licence (AFSL) and meets various compliance, conduct, and disclosure obligations.

Board of Directors

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

Upon termination of Mr. Kerridge effective August 24, 2021, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors of the Company. Jonathan Baumgart and Charles R. Provini are considered independent directors under NYSE and NASDAQ listing standards.

On November 30, 2021, Charles R. Provini, a member of the Board of Directors of FDCTech, Inc. (the “Company”), notified the Company of his intention to voluntarily resign from the Company’s Board of Directors effective November 30, 2021. Mr. Provini did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. Upon the resignation of Mr. Provini, the Company currently has three Board of Directors.

Changes in Registrant’s Certifying Accountant

On July 2, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm. The reports of FHH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020, and 2019 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified for uncertainty audit scope or accounting principles.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including in the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Consolidated Financial Statement Preparation and Use of Estimates

The Company prepared the consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2021. On December 31, 2021, and 2020, the Company had $93,546 and $22,467 cash and cash equivalent held at the financial institution.

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

At December 31, 2021, and 2020, the Management determined that allowance for doubtful accounts was $117,487 and $95,961, respectively. The fiscal year’s bad debt expense ended December 31, 2021, and 2020 was $21,526 and $17,875, respectively.

Sales, Marketing and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $648,833 and $24,526 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2021, and 2020 respectively. The sales and marketing cost mainly included travel costs for stock-based compensation for marketing consultants, tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 141.77% and 11.39% of the fiscal year’s sales ended December 31, 2021, and 2020.

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

Note 2 - Summary of Significant Accounting Policies (continued)

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementation guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, nonrefundable upfront fees, licensing, customer acceptance, and other relevant categories.

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

The Company considers the change in scope, price, or both as contract modifications. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumes a contract modification by oral agreement or implied by the customer’s customary business practice when agreed in writing. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods/services promised.

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not capable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception involving these multiple elements.

Note 2 - Summary of Significant Accounting Policies (continued)

Since January 21, 2016 (‘Inception’), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based upon the consideration outlined in an arrangement or contract with a customer.

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the contract length. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build development software projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer with an original term of one year and expects the customer to renew for a second year, the Company would determine the transaction price based on the initial one-year period. When choosing the transaction price, the company first identifies the fixed consideration, including non-refundable upfront payment amounts.

To allocate the transaction price, the Company gives an amount that best represents consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

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

For the period ending December 31, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation. The second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful platform installation. The Company has recognized revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2019, the Company wrote off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable, over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement. The purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a complete and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) to continue the asset purchase agreement. The Company signed the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part was selling source code in four equal installments of $20,000 each. The Company received payments by May 5, 2019.

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

On February 5, 2018 (‘Effective Date’), the Company signed an IT support and maintenance agreement (‘IT Agreement’) with an FX/OTC broker (‘FX Broker’) regulated by the Malta Financial Services Authority. The Company earns the recurring monthly payment from the FX Broker for delivering IT support and maintenance services (‘Services’) to FX Broker’s legacy technology infrastructure. The term of this Agreement commenced on the Effective Date and shall continue until terminated by either party either for cause, bankruptcy, and other default clauses. The Company completes and satisfies its performance obligation upon accomplishing all support and maintenance activities every month. The Company invoices the FX Broker at the beginning of the month for services performed, delivered, and accepted for the prior month. At the time of the invoice, the Company renders all Services, and any cash received for Services is non-refundable.

According to the contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2021. On December 31, 2021, and 2020, the Company had $93,546 and $22,467 cash and cash equivalent held at the financial institution.

Revenues

For the fiscal year ended December 31, 2021, and 2020, the Company had eight (8) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 52.98% and 83.30% of total revenue for the fiscal year ended December 31, 2021, and 2020 respectively.

Accounts Receivable

At December 31, 2021, and 2020, the company’s top four (4) customers comprise roughly 100.00% and 72.44% of total A/R, respectively. The loss of any of the top four (4) customers would significantly impact the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and it cannot capitalize the R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the fiscal year ended December 31, 2021, and 2020, the Company incurred no R and D costs. We have included the R and D costs in the General and Administrative expenses in the consolidated income statements.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate in the range; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal year ended December 31, 2021, and 2020.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technical feasibility, if significant. We amortize the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can produce and meet the Condor FX Back Office Version’s design specifications, Condor FX Pro Trading Terminal Version, and Condor Pricing Engine. The Company established the technical feasibility of the Crypto Web Trader Platform in 2018. The Company established the technical feasibility of the Condor Investing & Trading App in 2021.

The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $274,462 and $251,959 for the fiscal year ended December 31, 2021, and 2020 respectively, and the Company classifies such cost as the Cost of Sales.

The Company capitalizes the significant costs incurred during the application development stage for internal-use software.

Convertible Debentures

The cash conversion guidance in ASC 470-20, Debt with Conversion and Other Options, is considered when evaluating the accounting for convertible debt instruments (this includes certain convertible preferred stock that is classified as a liability) to determine whether the conversion feature should be recognized as a separate component of equity. The cash conversion guidance applies to all convertible debt instruments that, upon conversion, may be settled entirely or partially in cash or other assets where the conversion option is not bifurcated and separately accounted for pursuant to ASC 815.

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

As the Company and FRH Group extended the maturity date of the four (4) tranches of convertible notes to June 30, 2021, Management analyzed the fair value of the BCF on these tranches. The Company noted that the value of the BCF for each note was insignificant; thus, it did not record debt discounts as of December 31, 2020.

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

Fair Value

The Company uses current market values to recognize certain assets and liabilities at a fair value. The fair value is the estimated price at which the Company can sell the asset or settle a liability in an orderly transaction to a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

Market Approach – The market approach uses the prices associated with actual market transactions for similar or identical assets and liabilities to derive a fair value.

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved to derive a discounted present value.

Cost Approach – The cost approach uses the estimated cost to replace an asset adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs to valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable companies’ sales, EBITDA, or net income.	Level 3 is an unobservable input. It may include the company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally-generated financial forecast.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2021, and 2020, the Company had 141,811,264 and 68,876,332 basic and dilutive shares issued and outstanding, respectively. On December 31, 2020, the Company had 20,000,000 million potentially dilutive shares related to four (4) outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

During the period ended December 31, 2021, and 2020, common stock equivalents were anti-dilutive due to a net loss. Hence they are not considered in the computation.

Note 2 - Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications impacted reported operating loss or net loss for any period presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process; an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. Refer to Note 2 Revenue from Major Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The amendments removed and modified certain disclosure requirements in Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain amendments are to be applied prospectively, while others are to be applied retrospectively. Early adoption is permitted.

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets’ valued at $2,550,003. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for the fiscal year ended December 31, 2021.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to present certain conversion features in equity separately. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company does not expect this ASU 2020-06 to impact its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At December 31, 2021, and 2020, the accumulated deficit was $3,230,679 and $1,493,984, respectively. At December 31, 2021, and 2020, the working capital deficit was $199,132 and $1,504,678, respectively. The decrease in the working capital deficit was mainly due to the acquisition of ADS, resulting in the increase of current assets and settlement of FRH Group Note for shares of the Company, resulting in the decrease of current liabilities for the period ending December 31, 2021.

During the fiscal year ended December 31, 2021, and 2020, the Company incurred a net loss of $1,736,695 and $458,490.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of December 31, 2021, the Company had $93,546 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2021. For the fiscal year ended December 31, 2021, and 2020, the Company has earned decreased revenues year-over-year and increased operating expenses. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or raise capital through the sale of additional capital stock or issuance of debt.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ended December 31, 2021, and 2020, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expense for capitalized software on a straight-line basis.

At December 31, 2021, and 2020, the gross capitalized software asset was $1,317,158 and $1,024,158, respectively. At the end of December 31, 2021, and 2020, the accumulated software depreciation and amortization expenses were $666,296 and $391,834, respectively. As a result, the unamortized balance of capitalized software on December 31, 2021, and 2020, was $650,862 and $632,324.

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

For the fiscal year ended December 31, 2021, and 2020, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but maybe discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

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

The Company also received a net amount equal to $81,000 from the related parties to fund its operations.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on December 31, 2019, for purchases, and cash is drawn at 12% and 25%, respectively. As of December 31, 2021, the Company complies with the credit line’s terms and conditions. At December 31, 2021, and 2020 December 31, 2021, and 2020, the outstanding balance was $39,246 and $39,071, respectively.

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

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $141,826 as of September 30, 2021.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $29,705 and $30,893 for the fiscal year ended December 31, 2021, and 2020, respectively. The decrease in rent expense is due to reducing the rent rate for Irvine Office for the fiscal year ended December 31, 2020.

From October 2019 to the present, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at Irvine Office, discussed in Note 2.

From February 2019 to the present, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses.

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

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 per month to its CEO and CFO; respectively, with increases, each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At December 31, 2021, and 2020, the Company’s exposure to cumulative accrued interest at 6% per annum on FRH Group Note(s) was $0 and $256,908, respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from fiscal ended December 31, 2017, to 2020. As of December 31, 2021, the Company has assessed federal and state payroll tax payments in the aggregate amount of $165,108, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

As of December 31, 2021, and 2020, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2021, and 2020, the Company had 141,811,264 and 68,876,332 respectively common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding. The preferred stock has fifty (50) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and Felix R. Hong, respectively, as the founders in consideration of services rendered to the Company. As of December 31, 2019, the Company had 4,000,000 preferred shares issued and outstanding.

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

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. On February 26, 2019, the Company filed the Post-Effective Amendment No. 1 (the “Amendment”) related to the Registration Statement on Form S-1and its amendments thereto, filed with the U.S. Securities and Exchange Commission on November 22, 2017 and declared effective on August 7, 2018 (Registration No. 333-221726) (the “Registration Statement”) of FDCTech, Inc., a Delaware corporation (the “Registrant”), amended the Registration Statement to remove from registration all shares of common stock that were offered for sale by the Registrant but were not sold prior to the termination of the offering made pursuant to the Registration Statement. At the termination of the offering made pursuant to the Registration Statement, 2,967,000 shares of common stock that were offered for sale by the Registrant were not sold or issued.

Effective June 3, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—when Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

On October 1, 2020, the Company issued 250,000 restricted common shares to a digital marketing consultant valued at $30,000. The Company issued the securities with a restrictive legend.

On January 31, 2021, the Company issued 2,300,000 restricted common shares for professional services to two (2) consultants valued at $621,000.

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

On May 19, 2021, the Company issued 1,750,000 restricted common shares for professional services to a consultant valued at $350,000.

On June 02, 2021, the Company issued 1,750,000 restricted common shares for Genesis Agreement to a consultant valued at $437,500. As the Genesis Agreement did not materialize, the Consultant returned the shares to the treasury.

On June 15, 2021, the Company issued 100,000 restricted common shares to a board member for services to a consultant valued at $21,000.

On July 06, 2021, the Company issued 100,000 restricted common shares to a board member for services to a consultant valued at $22,000.

On July 20, 2021, the Company issued 545,852 restricted common shares for professional services to a consultant valued at $98,253.

On October 04, 2021, the Company filed a prospectus related to the resale of shares to White Lion and AD Securities America, LLC. The Company issued 2,000,000 shares to AD Securities America, LLC for $200,000. The Company has not received the cash as of the date of the report. The Company issued 670,000 registered shares to White Lion as consideration shares valued at $80,400.

On October 5, 2021, the Company issued 1,500,000 restricted common shares for professional services to a consultant valued at $164,250.

In November 2021, the Company issued 750,000 registered shares to White Lion for a gross cash amount of $62,375.

On December 22, 2021, the Company issued 45,000,000 restricted common shares to ADFP to acquire 51 % controlling interest in AD Advisory Service Pty Ltd, Australia’s regulated wealth management company.

In December 2021, the Company issued 5,650,000 restricted common shares to two board members, a consultant, and two officers, for services and software development valued at $169,500.

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

Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock for $0.30 per share until April 30, 2019 (‘Expiration Date’). The Company issued the securities with a restrictive legend.

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

The income tax provision is summarized as follows:

	2021	2020
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	678,443	313,737
State	-	-
Valuation allowance	(678,443)	(313,737)
Total tax expense	$-	$-

	2021	2020
Net loss carryforward	678,443	313,737
Valuation allowance	(678,443)	(313,737)
Total deferred tax assets	$-	$-

In 2021 and 2020, the Company had pre-tax losses of $1,736,695 and $458,490, respectively, which are available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2021 and 2020, including Net Operating Loss (NOL) carryforwards generated during the years. Based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income, we would be able to realize our deferred tax assets.

On December 22, 2017, the United States President signed the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate for corporations. The rate reduction will be taking effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets. As we provided a full valuation allowance against our net deferred tax assets, we have not recorded any tax impact due to the tax rate change.

Note 12. Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on generating future taxable income during the periods when those temporary differences become deductible. The Company believes it is unlikely to realize the benefits of NOL carryforward. We have provided a valuation allowance of $364,706 on the deferred tax assets related to these NOL carryforwards in recognition of this risk. Suppose our assumptions change, and we determine that we will be able to realize these NOLs. In that case, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021, will be accounted for as follows: the Company will recognize approximately $678,443 as a reduction of income tax expense and record $678,443 as an increase in equity.

Based on the available objective evidence, management believes it is likely that the net deferred tax assets will not be fully realizable on December 31, 2021. Accordingly, management maintained a full valuation allowance against its net deferred tax assets on December 31, 2021. The net change in the total valuation allowance for the twelve (12) months ended December 31, 2021, increased $386,113. On December 31, 2021, and 2020, we had federal and state net operating loss carry-forwards of approximately $3,230,679 and $1,493,984, respectively, expiring in 2037 for federal and 2037 for the state.

For the years ended December 31, 2021, and 2020, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions defined under ASC 740. Should such position be identified in the future, and if the Company owes interest and penalties, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The Company has submitted and received acceptance of the United States Federal return for 2020 and 2019. The Company is not subject to tax examination by authorities in the United States before 2016. The State Franchise Tax return for 2021 and 2020 has been submitted and accepted by Delaware State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

As of December 31, 2021, the Company has assessed federal and state payroll tax payments in the aggregate amount of $165,108, and we have included it in the General and administrative expenses. The Company has no foreign tax expenses and liabilities as of December 31, 2021, and 2020.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2022, the date these financial statements were available to be issued.

From January 4, 2022, to February 10, 2022, the Company executed six Purchase Notices under the Investment Agreement with White Lion for $86,288.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock priced at $.07 per share upon issuance of the Note (the “Shares”), and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

On February 17, 2022, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 10, 2022 (the “Record Date”) of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

1.	To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 (the “Authorized Share Increase” and together with the 2022 Equity Plan, the “Corporate Action”), and

2.	To approve the Company’s 2022 Equity Plan (the “2022 Equity Plan”)

On February 10, 2022, our Board unanimously approved the Corporate Actions. To eliminate the costs and management time for a special meeting and to effect the actions, the Company chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in the Information Statement following Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and per our bylaws. On February 10, 2022, the Approving Stockholders approved the Corporate Actions by written consent. The Approving Stockholders (common stock only) own 96,778,105 shares, representing 64.62% of the Company’s total issued and outstanding voting power.

EXHIBIT INDEX

Exhibit	Item

23.1	Consent of Independent PCOAB public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

