Form 10-Q
period 2022-03-31
FDCTECH, INC.
filed 2022-05-10
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on May 11, 2022, was 148,025,500.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$297,643	$93,546
Accounts receivable, net of allowance for doubtful accounts of $117,487 and $117,487, respectively	40,153	21,153
Debt issuance cost	82,874	-
OID promissory note	55,000	-
Other current assets	421,789	494,470
Total Current assets	897,459	609,169
Capitalized software, net	652,893	650,862
Acquired tangible assets	48,193	46,024
Acquired intangible assets	2,604,585	2,559,739
Other assets – non-current	22,500	22,500
Total assets	$4,225,629	$3,888,293
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$408,500	$445,215
Line of credit	23,863	39,246
Payroll tax payable	175,153	165,108
Related-party advances	-	81,000
Promissory note	550,000	-
Cares act- paycheck protection program advance	46,393	46,393
Other current liabilities	22,810	31,339
Total Current liabilities	1,226,719	808,301
SBA loan – non-current	137,573	139,699
Cares act- paycheck protection program advance – non-current	4,239	4,239
Accrued interest – non-current	10,627	9,224
Total liabilities	1,379,158	961,464
Commitments and Contingencies (Note 9)		-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of March 31, 2022 and December 31, 2021	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 148,025,550 and 141,811,264 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	14,802	14,181
Additional paid-in capital	5,120,380	4,841,545
Accumulated deficit	(3,619,875)	(3,230,679)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,515,708	1,625,448
Noncontrolling interest	1,330,763	1,301,382
Total liabilities and stockholders’ deficit	$4,225,629	$3,888,293

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Technology & software	67,500	64,353
Wealth management	1,473,622	-
Total revenue	$1,541,122	$64,353
Cost of sales
Technology & software	60,494	68,616
Wealth management	1,314,956	-
Total cost of sales	1,375,450	68,616
Gross Profit	$165,672	(4,263)
Operating expenses:
General and administrative	389,054	152,753
Sales and marketing	169,393	64,720
Total operating expenses	558,446	217,473
Operating loss	(392,774)	(221,736)
Other income (expense):
Related-party interest expense	-	(8,928)
Other interest expense	(11,180)	(1,494)
Other income (expense)	10	10,320
Total other expense	(11,170)	(102)
Loss before provision for income taxes	(403,944)	(221,838)
Provision for income taxes	-
Net loss	$(403,944)	$(221,838)
Less: Net income attributable to noncontrolling interest	14,748	-
Net income attributable to FDCTech’s shareholders	(389,196)	(221,838)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	146,698,905	75,443,620

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three Months Ended March 31, 2021

Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,000,000	200	539,800	-	540,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Net loss	-	-	-	-	-	(221,838)	(221,838)
Balance, March 31, 2021	4,000,000	$400	141,811,264	$8,344	$2,224,104	$(1,715,822)	$(537,026)
Three Months Ended March 31, 2022

Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	93,750
Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	20,385
Common shares issued for financing cost at $0.0323 per share	-	-	2,214,286	221	71,300	-	71,521
Common shares issued for cash valued at $0.0356 per share			500,000	50	17,750	-	17,800
Common shares for cash valued at $0.0395 per share	-	-	500,000	50	19,700	(389,196)	19,750
Net loss							(389,196)
Balance, March 31, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$(3,619,875)	$1,515,708

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(389,196)	$(221,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	60,494	68,616
Common stock issued for services	165,271	540,000
Acquired tangible assets	(2,169)	-
Acquired intangible assets	(44,846)	-
Change in assets and liabilities:
Gross accounts receivable	(19,000)	(6,853)
Accounts payable	(36,715)	72,518
Other current liabilities	(8,529)	-
Debt issuance cost	(82,874)
OID of promissory note	(55,000)
Other current assets	72,681	(476,250)
Accrued interest	1,402	1,493
Increase in accrued payroll tax	10,045	10,007
Net cash used in operating activities	$(328,435)	$(12,307)
Investing Activities:
Capitalized software	(62,525)	(31,200)
Net cash used in investing activities	$(62,525)	$(31,200)
Financing Activities:
Borrowing from (payments to) line of credit	(15,383)	(236)
Proceeds from promissory note	550,000	-
Net proceeds from SBA loan	(2,126)	-
Net proceeds from common stock	114,185	-
Related party advances	(81,000)	26,000
Noncontrolling interest	29,381	-
Net cash provided by financing activities	$595,057	$25,764
Net decrease in cash	204,097	(17,743)
Cash at beginning of the period	93,546	22,467
Cash at end of the period	$297,643	$4,724
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	1,256,908

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

From December 2021 onwards, the Company expects to grow from its acquisition strategy, specializing in buying and integrating small to mid-size legacy financial services companies. The Company intends to build a diversified global software-driven financial services company. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company replaces conventional legacy software infrastructure with its regulatory-grade proprietary Condor trading technologies, intending to improve end-user experience, increase client retention, and realize cost synergies.

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

Post-acquisition of ADS, we have two primary business segments, (1) Wealth Management and (2) Technology and Software Development.

Wealth Management

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice.

For the three months ended 03/31/22(1) (Unaudited)
Revenue, $	1,473,622
Cost of sales, $	1,314,956
Gross Profit, $	158,666

(1)	Consolidated in the Company financial statements.

ADS’ revenues, cost of sales, and gross profits for the three months ended March 31, 2022, were $1.47 million, $1.31 million, and $0.16 million, respectively.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Technology & Software Development

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract. The material terms of contracts with customers depend on the nature of services and solutions. Each contract is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

Technology & Software Revenue:

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Revenue, $	67,500	64,353
Cost of sales, $	60,494	68,616
Gross Profit (loss), $	7,006	(4,263)

The Company acts as a technology provider and software developer in the cryptocurrency or digital asset space. The Company does not mine any digital assets or trade or act as a counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer since the Company is not a broker-dealer nor does it intend to become a broker-dealer. In some cases, customers compensate us in Bitcoin through our custodian Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to the cybersecurity audits conducted by the New York Department of Financial Services.

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

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a commercial trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and various helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform further includes risk management (dealing desk, alert system, margin calls, etc.), pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to different markets, such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company currently has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available as a desktop, web, and mobile version.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ended December 31, 2022.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice. ADS’ revenues, cost of sales, and gross profits for the three months ended March 31, 2022, were $1.47 million, $1.31 million, and $0.16 million, respectively.

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

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company has executed eight “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $ $125,112 after deducting financing costs associated with the Investment Agreement from October 04, 2021, to March 31, 2022.

The Company also received a net amount equal to $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive any additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year that ended December 31, 2021.

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

On November 30, 2021, Charles R. Provini, a member of the Board of Directors of FDCTech, Inc. (the “Company”), notified the Company of his intention to voluntarily resign from the Company’s Board of Directors, effective November 30, 2021. Mr. Provini did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. Upon the resignation of Mr. Provini, the Company currently has three Board of Directors.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, the currency of the primary economic environment in which it operates (also known as its functional currency).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On March 31, 2022, and December 31, 2021, the Company had $297,643 and $93,546 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from three (3) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2022, and December 31, 2021, the Management determined that allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the three months ended March 31, 2022, and 2021.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $169,393 and $64,720 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2022, and 2021. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The increase in expense is mainly due to the increase in digital marketing costs for the three-month ended March 31, 2022.

The sales, marketing, and advertising expenses represented 10.99% and 100.57% of the sales for the three months ended March 31, 2022, and 2021.

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

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the agreement. Solutions and services that are not capable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception involving these multiple elements.

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

The Company’s typic The Company’s typical performance obligations include the following:

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

To allocate the transaction price, the Company gives an amount that best represents the consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” of the promised goods or services when the customer obtains control of the goods or services. The Company considers a customer “obtains control” of an asset when it can direct the use of, and obtain all the remaining benefits from, an asset substantially. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

For the period ending December 31, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation. The second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful platform installation. The Company has recognized revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2019, the Company wrote off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement. The purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a complete and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) to continue the asset purchase agreement. The Company signed the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part was selling source code in four equal installments of $20,000 each. The Company received payments by May 5, 2019.

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

AD Advisory Services Pty (ADS), the Company’s wealth management revenue, primarily consists of advisory revenue, commission revenue from insurance products, fees to prepare the statement of advice, rebalancing portfolio, and other financial planning activities. We recognize revenue upon the transfer of services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. If we receive payments in advance of services, we defer and recognize them as revenue when satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances do not exceed FDIC limits as of March 31, 2022, and December 31, 2021.

Revenues

Technology & Software Revenue – The Company generated Technology & Software Revenue of 67,500 and $64,353 for the three months ended March 31, 2022, and 2021. For the three-month ended March 31, 2022, and 2021, the Company had four (4) and six (6) active customers. Revenues generated from the top three (3) customers represented approximately 95.42% and 86.01% of Technology and Software revenue for the three months ended March 31, 2022, and 2021.

Wealth Management Revenue – the Company’s subsidiary ADS generated $1,473,622 in revenue from 28 advisors for the three-month ended March 31, 2022.

Accounts Receivable

Accounts Receivable primarily represents the amount due from three (3) active technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2022, and December 31, 2021, the Management determined that allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the Three Months ended March 31, 2022, and 2021.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, and as a result, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended March 31, 2022, and 2021, the Company incurred R and D costs of $0 and $15,600. The R and D costs in the previous period were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges on March 31, 2022, and December 31, 2021.

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

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the technical feasibility of the Condor FX Back Office, Condor Pro Multi-Asset Trading Platform Version, and Condor Pricing Engine. The Company established the technical feasibility of the Crypto Web Trader Platform in February 2018. The Company completed the technical feasibility of the Condor Investing and Trading App in January 2021. The Company estimates the useful life of the software to be three (3) years.

Amortization expense was $60,494 and $68,616 for the three months ended March 31, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App and NFT Marketplace. The Company is currently capitalizing the costs associated with the development. The Company expensed $15,600 as R and D costs in the previous period to evaluate the technical feasibility of the Condor Investing and Trading App.

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

For FRH Group convertible note dated April 24, 2017, the stock’s value at the issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF. As of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the issuance date because the debt is convertible at issuance.

The $97,996 amount is equal to the intrinsic value, and the Company allocated it to additional paid-in capital in 2017.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollar following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

Exchange rate at the reporting end date:

March 31, 2022
USD: AUD	$1.3349

Average exchange rate for the period:

January 1, 2022, to March 31, 2022
USD: AUD	$1.3819

The Company subsidiary’s functional currency is AUD, and reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs for valuation techniques:

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2022, and December 31, 2021, the Company had 148,525,500, and 141,811,264 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the three months ended March 31, 2022, and 2021, common stock equivalents were anti-dilutive due to a net loss of $389,196 and $221,838, respectively, for the period. During the three months ended March 31, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, the Company has not considered it in the computation.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets valued at $2,550,003. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for March 31, 2022, and the fiscal year ended December 31, 2021.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At March 31, 2022, and December 31, 2021, the accumulated deficit was $3,619,875 and $3,230,679, respectively. At March 31, 2022, and December 31, 2021, the working capital deficit was $329,260 and $199,132, respectively. The increase in the working capital deficit was mainly due to the issuance of the short-term promissory note, resulting in the increase of current liabilities.

During the three months ended March 31, 2022, and 2021, the Company incurred a net loss of $389,196 and $221,838.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of March 31, 2022, and December 31, 2021, the Company had $297,643 and $93,546 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following March 31, 2022. Even though Company’s revenues have increased considerably following the acquisition of ADS, but we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such type of financing and capital might be available.

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

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its customer base across the globe, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2022.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2022, and 2021, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At March 31, 2022, and December 31, 2021, the gross capitalized software asset was $1,379,683 and $1,317,158, respectively. At the end of March 31, 2022, and 2021, the accumulated software amortization expenses were $726,790 and $460,450, respectively. As a result, the unamortized balance of capitalized software on March 31, 2022, and December 31, 2021, was $652,893 and $650,862.

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

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at the maturity date.

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

The Company paid off all the outstanding related parties’ liabilities as of January 31, 2022.

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2022, for purchases and cash withdrawal at 12% and 25%, respectively. As of March 31, 2022, the Company complies with the credit line’s terms and conditions. At March 31, 2022, and December 31, 2021, the outstanding balance was $23,863 and $39,246, respectively.

NOTE 7. NOTES PAYABLE

Convertible Notes Payable – Related Party

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

NOTE 7. NOTES PAYABLE (continued)

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

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the rate of 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $137,573 of March 31, 2022.

AJB Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $7,421 and $7,823 for the fiscal year ended March 31, 2022, and 2021, respectively. The decrease in rent expense is due to reducing the rent rate for Irvine Office for the fiscal year ended December 31, 2020.

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

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt committed one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At March 31, 2022, and December 31, 2021, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $10,627, and $9,224, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of March 31, 2022, the Company has assessed federal and state payroll tax payments in the aggregate amount of $175,153, and we have included it in the General and administrative expenses.

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

As of March 31, 2022, and December 31, 2021, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value of $0.0001 per share, and 250,000,000 shares of common stock, par value of $0.0001 per share.

As of March 31, 2022, and December 31, 2021, the Company had 148,025,550 and 141,811,264, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of March 31, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company.

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

From October 2021 to November 2021, the Company issued 750,000 registered shares to White Lion for a gross cash amount of $62,375.

On December 22, 2021, the Company issued 45,000,000 restricted common shares to ADFP to acquire 51% controlling interest in AD Advisory Service Pty Ltd, Australia’s regulated wealth management company.

In December 2021, the Company issued 5,650,000 restricted common shares to two board members, a consultant, and two officers, for services and software development valued at $169,500.

On January 4, 2022, the Company issued 1,500,000 restricted common shares for professional services to a consultant valued at $93,750.

From January 4, 2022, to February 10, 2022, the Company issued 2,500,000 registered shares to White Lion for a gross cash amount of $114,185.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of March 31, 2022, all AJB Warrants are out-of-money and not exercised.

NOTE 10. WARRANTS

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

Information About the Warrants Outstanding During Fiscal 2022 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At March 31, 2022	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

As of this report’s date, holders did not exercise Class A Warrants, and all Class A Warrants have expired.

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of March 31, 2022, all AJB Warrants are out-of-money and not exercised.

NOTE 11. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12. SUBSEQUENT EVENTS

None.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. The Company maintains a technical support and development office in Russia. As of the date of this report, there has been no disruption in our operations. Even though no individual associated with the Company is banned or under Special Designated Nationals and Blocked Person list, the risk of maintaining a technical and software development office in Russia is no longer hypothetical. If the military activities worsen, we may have to relocate our office from Russia to a neutral zone. If we cannot relocate our Russian operations, it may impact our software development capabilities and negatively impact the Company’s business plans.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice.

For the three months ended 03/31/22(1) (Unaudited)
Revenue, $	1,473,622
Cost of sales, $	1,314,956
Gross Profit, $	158,666

(1)	Consolidated in the Company financial statements.

ADS’ revenues, cost of sales, and gross profits for the three months ended March 31, 2022, were $1.47 million, $1.31 million, and $0.16 million, respectively.

Technology and Software Development

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the three months ended March 31, 2022, were $67,500 and $64,353, respectively.

Technology & Software Revenue:

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Revenue, $	67,500	64,353
Cost of sales, $	60,494	68,616
Gross Profit (loss), $	7,006	(4,263)

The Company is developing Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ended December 31, 2022. The Condor Investing & Trading App will be used by a global online broker authorized and regulated by the UK Financial Conduct Authority. The Company plans to market, distribute, and license the Condor Investing & Trading App in the US and globally.

The Company is developing NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the second quarter of the fiscal year ended December 31, 2022. The Company expects the beta version of the NFT Marketplace to be available by the end of the second quarter of the fiscal year ending December 31, 2022.

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to complete the techno-feasibility of the Robo Advice Platform by March 31, 2022. The Company expects to commercialize the NFT Marketplace by the fiscal year ended December 31, 2022.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company has earned $2,004,775 in revenues from January 21, 2016 (inception) to March 31, 2022. For the three months ended March 31, 2022, and 2021, the Company earned $1,541,122 and $64,353 in revenues.

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

Financial Condition At March 31, 2022

On March 31, 2022, the accumulated deficit was $3,619,875. Our cash balance is $297,643 as of March 31, 2022.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

The Company executed five “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $72,420 after deducting financing costs associated with the Investment Agreement for the three months ended March 31, 2022.

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base across the globe, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2021.

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

The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ended December 31, 2021. The Company also received a net amount equal to $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive any additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year that ended December 31, 2021. We do not believe that our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, compared with Three Months Ended March 31, 2021

For the three months ended March 31, 2022, and 2021, the Company had four active customers. Revenues generated from the top three (3) customers represented approximately 95.42% and 86.01% of Technology and Software revenue for the three months ended March 31, 2022, and 2021.

The consolidated revenues for the three months ended March 31, 2022, and 2021 were $1,541,122 and $64,353, respectively. During the three months ended March 31, 2022, and 2021, the Company incurred a net loss of $389,196 and $221,838.

The total revenue breakdown for the three months ended March 31, 2022, and 2021 is below:

Three Months Ended	March 31, 2022	March 31, 2021
Revenue Description	% of Total	% of Total
Wealth Management	95.74%	-
Technology Solutions	2.79%	100.00%
Software Development	1.47%	0.00%
Total	100.00%	100.00%

During the three months ended March 31, 2022, and 2021, the Company incurred general and administrative costs (“g and a”) of $389,054 and $152,753 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended March 31, 2022, is due to the rise in legal and professional fees, financing cost, and ADS g and a. The g and a expenses were 25.24% and 237.37% of the revenue for the three months ended March 31, 2022, and 2021, respectively. Amortization expense was $60,494 and $68,616 for the three months ended March 31, 2022, and 2021 respectively, included in the Cost of sales. The amortization expense for the three months ended March 31, 2022, and 2021 are due to the cumulative amortization expense of Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $7,421 and $7,823 for the three months ended March 31, 2022, and 2021, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year period at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $169,393 and $64,720 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2022, and 2021. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The increase in expense is mainly due to the increase in digital marketing costs for the three-month ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2022, and December 31, 2021, we had a cash balance of $297,643 and $93,546, respectively.

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

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for $4,950. The Company closed its offering effective February 26, 2019.

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

From January 4, 2022, to February 10, 2022, the Company issued 2,500,000 registered shares to White Lion for a gross cash amount of $114,185.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of March 31, 2022, all AJB Warrants are out-of-money and not exercised.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to March 31, 2022. As of March 31, 2022, and December 31, 2021, the Company accumulated deficit of $3,619,875 and $3,230,679, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2021, and 2020, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2022 and 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2022, the Company issued 1,500,000 restricted common shares for professional services to a consultant valued at $93,750.

From January 4, 2022, to February 10, 2022, the Company issued 2,500,000 registered shares to White Lion for a gross cash amount of $114,185.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of March 31, 2022, all AJB Warrants are out-of-money and not exercised.

The issuance of the aforementioned securities was made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder. Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Purchaser in connection with the issuance by the Company of the securities.

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

FDCTECH, INC.

Date: May 10, 2022	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 10, 2022	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

