Form 10-Q
period 2022-06-30
FDCTECH, INC.
filed 2022-08-15
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 15, 2022, was 148,025,500.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$134,888	$93,546
Accounts receivable, net of allowance for doubtful accounts of $117,487 and $117,487, respectively	37,153	21,153
Debt issuance cost	20,719	-
OID promissory note	55,000	-
Other current assets	396,927	494,470
Total Current assets	644,687	609,169
Capitalized software, net	658,899	650,862
Acquired tangible assets	39,957	46,024
Acquired intangible assets	2,607,211	2,559,739
Other assets – non-current	-	22,500
Total assets	$3,950,754	$3,888,293
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$400,500	$445,215
Line of credit	33,979	39,246
Payroll tax payable	185,044	165,108
Related-party advances	-	81,000
Promissory note	550,000	-
Cares act- paycheck protection program advance	46,393	46,393
Other current liabilities	168,446	31,339
Total Current liabilities	1,384,362	808,301
SBA loan – non-current	135,447	139,699
Cares act- paycheck protection program advance – non-current	4,239	4,239
Accrued interest – non-current	12,006	9,224
Total liabilities	1,536,054	961,463
Commitments and Contingencies (Note 9)		-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2022 and December 31, 2021	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 148,025,550 and 141,811,264 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	14,802	14,181
Additional paid-in capital	5,120,380	4,841,545
Accumulated other comprehensive income	(6,169)	-
Accumulated deficit	(3,979,597)	(3,230,679)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,149,816	1,625,448
Noncontrolling interest	1,264,883	1,301,382
Total liabilities and stockholders’ deficit	$3,950,754	$3,888,293

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$89,000	$82,725	$156,500	$147,078
Wealth management	1,436,849	-	2,910,471	-
Total revenue	1,525,849	82,725	3,066,971	147,078
Cost of sales
Technology & software	60,494	68,616	120,988	137,231
Wealth management	1,310,234	-	2,625,190	-
Total cost of sales	1,370,728	68,616	2,746,178	137,231
Gross Profit	155,121	14,109	320,793	9,847
Operating expenses:
General and administrative	456,000	119,528	845,053	272,281
Sales and marketing	70,055	157,273	239,448	221,993
Total operating expenses	526,055	276,801	1,084,501	494,274
Operating income (loss)	(370,934)	(262,692)	(763,708)	(484,427)
Other income (expense):
Related-party interest expense	-	(1,471)	-	(10,399)
Other interest expense	(10,546)	-	(21,726)	(1,494)
Other income (expense)	7	(1,542)	17	8,778
Total other expense	(10,539)	(3,013)	(21,709)	(3,115)
Income (loss) before provision for income taxes	(381,473)	(265,705)	(785,417)	(487,542)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(381,473)	(265,705)	(785,417)	(487,542)
Less: Net income attributable to noncontrolling interest	(51,246)	-	(36,499)	-
Net income attributable to FDCTech’s shareholders	$(330,227)	$(265,705)	$(748,918)	$(487,542)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	148,025,550	85,123,190	147,369,598	80,471,011

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Three Months Ended June 30, 2021

Balance, March 31, 2021	4,000,000	$400	83,745,412	$8,374	$2,325,074	$-	$(1,715,822)	$618,026
Common shares issued for services valued at $0.20 per share	-	-	1,750,000	175	349,825		-	350,000
Common shares issued for services valued at $0.25 per share	-	-	1,750,000	175	437,325	-	-	437,500
Common shares issued for services valued at $0.21 per share	-	-	100,000	10	20,990	-	-	21,000
Net loss	-	-	-	-	-	-	(265,705)	(265,705)
Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$-	$(1,981,526)	$1,160,822
Three months ended June 30, 2022

Balance, March 31, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$-	$(3,619,875)	$1,515,708
Net loss adjustment for previous period ended March 31, 2022	-	-	-	-	-	-	(29,496)	(29,496)
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Net loss	-	-	-	-	-	-	(330,227)	(330,227)
Balance, June 30, 2022	$4,000,000	$400	$148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Six months ended June 30, 2021

Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$-	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,300,000	230	620,770	-	-	621,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	-	1,256,908
Common shares issued for services valued at $0.20 per share	-	-	1,750,000	175	349,825	-	-	350,000
Common shares issued for services valued at $0.25 per share	-	-	1,750,000	175	437,325	-	-	437,500
Common shares issued for services valued at $0.21 per share	-	-	100,000	10	20,990	-	-	21,000
Net loss	-	-	-	-	-	-	(487,542)	(487,542)
Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$-	$(1,981,526)	$1,160,822
Six months ended June 30, 2022

Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$-	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750

Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Net loss	-	-	-		-		(748,918)	(748,918)
Balance, June 30, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2022	June 30, 2021
Net loss	$(748,918)	$(487,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	120,988	137,231
Common stock issued for services	165,271	1,429,500
Acquired tangible assets	6,067	-
Acquired intangible assets	(47,472)	-
Change in assets and liabilities:
Gross accounts receivable	(16,000)	(21,276)
Accounts payable	(44,715)	152,515
Other current liabilities	137,107	-
Debt issuance cost	(20,719)	-
OID of promissory note	(55,000)	-
Other current assets	120,043	(1,135,709)
Accrued interest	2,781	2,026
Increase in accrued payroll tax	19,937	20,015
Net cash used in operating activities	$(360,630)	$96,759
Investing Activities:
Capitalized software	(129,025)	(160,400)
Net cash used in investing activities	$(129,025)	$(160,400)
Financing Activities:
Borrowing from (payments to) line of credit	(5,268)	167
Proceeds from promissory note	550,000	-
Net proceeds from SBA loan	(4,253)	(479)
Net proceeds from common stock	114,185	-
Related party advances	(81,000)	44,000
Decrease in non-controlling interest	(36,499)	-
Forex gain (loss) on consolidation	(6,169)	-
Net cash provided by financing activities	$530,997	$43,688
Net increase (decrease) in cash	41,342	(19,953)
Cash at beginning of the period	93,546	22,467
Cash at end of the period	$134,888	$2,514
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	1,256,908

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Under Delaware laws, the founders incorporated the Company as Forex Development Corporation on January 21, 2016. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and cryptocurrency markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to OTC Online Brokerages and cryptocurrency businesses (“customers”).

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

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS. The Company closed the acquisition on December 22, 2021 and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

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

Wealth Management Revenue:

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)
Revenue, $	1,436,849	-
Cost of sales, $	1,310,234	-
Gross Profit (loss), $	126,614	-

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Revenue, $	2,910,471	-
Cost of sales, $	2,625,190	-
Gross Profit (loss), $	285,281	-

(1)	Consolidated in the Company financial statements.

ADS’ revenues, cost of sales, and gross profits for the six months ended June 30, 2022, were $2.91 million, $2.63 million, and $0.29 million, respectively.

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

Technology & Software Revenue:

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)
Revenue, $	89,000	82,725
Cost of sales, $	60,494	68,616
Gross Profit (loss), $	28,506	14,109

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Revenue, $	156,500	147,078
Cost of sales, $	120,988	137,231
Gross Profit (loss), $	35,512	9,847

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the six months ended June 30, 2022, were $156,500, $120,988, and $35,512, respectively.

The Company is a technology provider and software developer in the cryptocurrency or digital asset space. The Company does not mine any digital assets or trade or act as a counterparty in cryptocurrencies. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer since the Company is not a broker-dealer nor does it intend to become a broker-dealer. Customers sometimes compensate us in Bitcoin through our custodian Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to cybersecurity audits conducted by the New York Department of Financial Services.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

The Company has no patents or trademarks on its proprietary technology solutions.

The Company has three sources of revenue.

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

●	Technology Solutions – The Company licenses its proprietary and sometimes acts as a reseller of third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

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

The Company has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available as desktop, web, and mobile versions.

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

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the fourth quarter of the fiscal year ended December 31, 2022.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice. ADS’ revenues, cost of sales, and gross profits for the three months ended June 30, 2022, were $1.47 million, $1.31 million, and $0.16 million, respectively.

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

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company has executed eight “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $125,112 after deducting financing costs associated with the Investment Agreement from October 04, 2021, to June 30, 2022. The commitment period for the equity line of credit expired on May 1, 2022.

Our cash balance is $134,888 and $93,546 as of June 30, 2022, and December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

Governmental Regulation

FDCTech is a publicly-traded company subject to SEC and FINRA’s rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance.

Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for ‘financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

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

Upon termination of Mr. Kerridge effective August 24, 2021, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors of the Company. Jonathan Baumgart and Charles R. Provini are independent directors under NYSE and NASDAQ listing standards.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending June 30, 2022 and 2021, and for December 31, 2021 and throughout the report may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Ukraine-Russia Conflict

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with its accounting policies in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, the currency of the primary economic environment in which it operates (also known as its functional currency).

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could affect the reported amounts of assets and liabilities, the related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the presented periods. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On June 30, 2022, and December 31, 2021, the Company had $134,888 and $93,546 cash and cash equivalent held at the financial institution.

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

At June 30, 2022, and December 31, 2021, the Management determined that the allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the three months ended June 30, 2022, and 2021.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $70,055 and $157,273 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2022, and 2021. The decrease in expense is mainly due to the reduction in digital marketing costs for the three-month ended June 30, 2022. The sales, marketing, and advertising expenses represented 4.59% and 190.12% of the sales for the three months ended June 30, 2022, and 2021.

The Company incurred $239,448 and $221,993 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the six-month ended June 30, 2022. The sales, marketing, and advertising expenses represented 7.81% and 150.94% of the sales for the six months ended June 30, 2022, and 2021.

The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers. Most of the Company’s technology and software revenues come from two contracts – IT support and maintenance (‘IT Agreement’) and software development (‘Second Amendment’) that fall within the scope of ASC 606.

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

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

To allocate the transaction price, the Company gives an amount that best represents the consideration the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes revenue when it transfers the promised goods or services in the contract. The Company considers the “transfers” of the promised goods or services when the customer obtains control of the goods or services. The Company considers a customer “obtains control” of an asset when it can directly use and receive all the remaining benefits from an asset substantially. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

According to the technology contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

AD Advisory Services Pty (ADS), the Company’s wealth management revenue, primarily consists of advisory revenue, commission revenue from insurance products, fees to prepare the statement of advice, rebalancing portfolio, and other financial planning activities. We recognize revenue upon transferring services to customers, reflecting the consideration we expect to receive in exchange for those services. If we accept payments in advance of services, we defer and recognize them as revenue when satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances do not exceed FDIC limits as of June 30, 2022, and December 31, 2021.

Revenues

Three months ended June 30, 2020

Technology & Software Revenue – The Company generated the Technology & Software Revenue of $89,000 and $82,725 for the three months ended June 30, 2022, and 2021. For the three-month ended June 30, 2022, and 2021, the Company had six (6) and six (6) active customers. Revenues from the top three (3) customers represented approximately 84.27% and 82.16% of Technology and Software revenue for the three months that ended June 30, 2022, and 2021.

Wealth Management Revenue – the Company’s subsidiary ADS generated $1,436,849 in revenue from 28 advisors for the three-month ended June 30, 2022.

Six months ended June 30, 2020

Technology & Software Revenue – The Company generated the Technology & Software Revenue of $156,500 and $147,078 for the six months ended June 30, 2022, and 2021. For the six-month ended June 30, 2022, and 2021, the Company had six (6) and six (6) active customers. Revenues from the top three (3) customers represented approximately 86.41% and 79.09% of Technology and Software revenue for the three months that ended June 30, 2022, and 2021.

Wealth Management Revenue – the Company’s subsidiary ADS generated $2,910,471 in revenue from 28 advisors for the three-month ended June 30, 2022.

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

At June 30, 2022, and December 31, 2021, the Management determined that the allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the Three Months ended June 30, 2022, and 2021.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred.

For the three and six months ended June 30, 2022, and 2021, the Company incurred R and D costs of $0 and $15,600. The R and D costs in the previous period were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges on June 30, 2022, and December 31, 2021.

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

Amortization expense was $60,494 and $68,616 for the three months ended June 30, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $120,988 and $137,231 for the six months ended June 30, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollar following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

June 30, 2022
USD: AUD	$1.4497

Average exchange rate for the period:

January 1, 2022, to June 30, 2022
USD: AUD	$1.3909

The Company subsidiary’s functional currency is AUD, and reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2022, and December 31, 2021, the Company had 148,525,500, and 141,811,264 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the six months ended June 30, 2022, and 2021, common stock equivalents were anti-dilutive due to a net loss of $748,918 and $487,542, respectively, for the period. During the six months ended June 30, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, the Company has not considered it in the computation.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets valued at $2,550,003. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for June 30, 2022, and the fiscal year ended December 31, 2021.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At June 30, 2022, and December 31, 2021, the accumulated deficit was $3,979,597 and $3,230,679, respectively. At June 30, 2022, and December 31, 2021, the working capital deficit was $739,675 and $199,132, respectively. The increase in the working capital deficit was mainly due to the issuance of the short-term promissory note, increasing current liabilities.

During the three months ended June 30, 2022, and 2021, the Company incurred a net loss of $381,473 and $265,705. During the six months ended June 30, 2022, and 2021, the Company incurred a net loss of $748,918 and $487,542.

Since its inception, the Company has sustained recurring losses, and negative cash flows from operations. As of June 30, 2022, and December 31, 2021, the Company had $134,888 and $93,546 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following June 30, 2022. Even though Company’s revenues have increased considerably following the acquisition of ADS, we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such type of financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are insufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or raise capital through the sale of additional capital stock or issuance of debt.

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2022.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock priced at $.07 per share upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended June 30, 2022, and 2021, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At June 30, 2022, and December 31, 2021, the gross capitalized software asset was $1,446,183 and $1,317,158, respectively. At the end of June 30, 2022, and 2021, the accumulated software amortization expenses were $787,284 and $460,450, respectively. As a result, the unamortized balance of capitalized software on June 30, 2022, and December 31, 2021, was $658,899 and $650,862.

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

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at $0.05 per share, a cumulative cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the Mother and Brother of Mitchell Eaglstein, the Company’s CEO and Director.

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

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on June 30, 2022, for purchases and cash withdrawals at 12% and 25%, respectively. As of June 30, 2022, the Company complies with the credit line’s terms and conditions. At June 30, 2022, and December 31, 2021, the outstanding balance was $33,979 and $39,246, respectively.

NOTE 7. NOTES PAYABLE

Convertible Notes Payable – Related Party

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. The Company executed Convertible Promissory Notes, due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity. The parties extended the Notes’ maturity date to June 30, 2021.

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

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the interest rate of 3.75% per annum and only on the advance date of $144,900 funds advanced from May 22, 2020. The SBA loan outstanding balance is $135,447 as of June 30, 2022.

AJB Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

Economic Injury Disaster Loan (EIDL)

The Small Business Administration offers the Economic Injury Disaster Loan program. The CARES Act changed the program to provide an emergency grant of up to $10,000 per business, which is forgivable like the PPP Note. The Company doesn’t have to repay the grant. On May 14, 2020, the Company received $4,000 in EIDL grants. The Company has recorded it as other income since the EIDL grant is forgivable.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $14,602 and $15,058 for the six months ended June 30, 2022, and 2021, respectively. The decrease in rent expense is due to reducing the rent rate for Irvine Office for the fiscal year ended December 31, 2020.

From October 2019 to the present, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at Irvine Office, as discussed in Note 2.

From February 2019 to the present, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to the present, the Company leases office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company, or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt committed one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 to its CEO and CFO, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At June 30, 2022, and December 31, 2021, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $12,006, and $9,224, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against, threatened against, or affecting any of the assets or affiliates of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of June 30, 2022, the Company has assessed federal and state payroll tax payments in the aggregate amount of $185,044, and we have included it in the General and administrative expenses.

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

As of June 30, 2022, and December 31, 2021, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value of $0.0001 per share, and 250,000,000 shares of common stock, par value of $0.0001 per share.

As of June 30, 2022, and December 31, 2021, the Company had 148,025,550 and 141,811,264, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of June 30, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of June 30, 2022, all AJB Warrants are out-of-money and not exercised.

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

Information About the Warrants Outstanding During Fiscal 2022 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At June 30, 2022	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

The Warrants are redeemable by the Company, upon thirty (30) day notice, at a price of $.05 per Warrant, provided the average of the closing bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System (or the average of the last sale price if the Common Stock is then listed on the NASDAQ National Market System or a securities exchange), shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive trading days prior to the date on which the Company gives notice of redemption. The holders of Warrants called for redemption have exercised rights until the close of business on the date fixed for redemption.

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

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of June 30, 2022, all AJB Warrants are out-of-money and not exercised.

NOTE 11. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 12. SUBSEQUENT EVENTS

On July 19, 2022, FDCTech, Inc. (“FDC” or the “Company,” OTCQB: FDCT) signed a non-binding letter of intent to acquire eighty percent (80%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues throughout the United States. While the outbreak was initially concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on our business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Wealth Management

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice.

Wealth Management Revenue:

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)
Revenue, $	1,436,849	-
Cost of sales, $	1,310,234	-
Gross Profit (loss), $	126,614	-

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Revenue, $	2,910,471	-
Cost of sales, $	2,625,190	-
Gross Profit (loss), $	285,281	-

(1)	Consolidated in the Company financial statements.

ADS’ revenues, cost of sales, and gross profits for the six months ended June 30, 2022, were $2.91 million, $2.63 million, and $0.29 million, respectively.

Technology and Software Development

Technology & Software Revenue:

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)
Revenue, $	89,000	82,725
Cost of sales, $	60,494	68,616
Gross Profit (loss), $	28,506	14,109

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Revenue, $	156,500	147,078
Cost of sales, $	120,988	137,231
Gross Profit (loss), $	35,512	9,847

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the six months ended June 30, 2022, were $156,500, $120,988, and $35,512, respectively.

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

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company expects to commercialize the NFT Marketplace by the end of the fourth quarter of the fiscal year ended December 31, 2022.

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

The Company has earned $4,850,743 in revenues from January 21, 2016 (inception) to June 30, 2022.

As of December 31, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company had extended the maturity date of the FRH Group Note to June 30, 2021. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

Financial Condition At June 30, 2022

On June 30, 2022, the accumulated deficit was $3,979,597. Our cash balance is $134,888 as of June 30, 2022. At June 30, 2022, the working capital deficit was $739,675.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with the maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

The Company executed five “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $72,420 after deducting financing costs associated with the Investment Agreement for the six months ended June 30, 2022.

The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2022.

Financial Condition at December 31, 2021

At December 31, 2021, the Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Therefore, there was no current or non-current portion of convertible notes payable and accrued interest. On December 31, 2021, the accumulated deficit was $3,230,679. Our cash balance is $93,546 as of December 31, 2021. We do not believe that our cash balance is sufficient to fund our operations; as a result, the Company has raised additional capital as disclosed in Subsequent Events from the Investment Agreement and debt. At December 31, 2021, the working capital deficit was $199,132.

The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ended December 31, 2021. The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021. We do not believe our cash balance is sufficient to fund our operations.

The Company intends to continue its efforts to enhance its revenue from its acquisition strategy and diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2022.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022, compared with Three Months Ended June 30, 2021

The Company had six active customers for the three months ended June 30, 2022, and 2021. Revenues from the top three (3) customers represented approximately 84.27% and 82.16% of Technology and Software revenue for the three months that ended June 30, 2022, and 2021.

The consolidated revenues for the three months ended June 30, 2022, and 2021 were $1,525,849 and $82,725, respectively. During the three months ended June 30, 2022, and 2021, the Company incurred a net loss of $381,473 and $265,705.

The total revenue breakdown for the three months ended June 30, 2022, and 2021 is below:

Three Months Ended	June 30, 2022	June 30, 2021
Revenue Description	% of Total	% of Total
Wealth Management	94.49%	-
Technology Solutions	4.12%	74.61%
Software Development	1.39%	25.39%
Total	100.00%	100.00%

During the three months ended June 30, 2022, and 2021, the Company incurred general and administrative costs (‘g and a’) of $456,000 and $119,528 (excluding amortization expenses), respectively. The increase in ‘g and a’ costs for the three months ended June 30, 2022, is due to the rise in legal and professional fees, financing costs, and ADS’ ‘g and a’. The ‘g and a’ expenses were 29.88% and 144.49% of the revenue for the three months ended June 30, 2022, and 2021, respectively. Amortization expense was $60,494 and $68,616 for the three months ended June 30, 2022, and 2021 respectively, included in the cost of sales. The amortization expense for the three months ended June 30, 2022, and 2021 are due to the cumulative amortization expense of Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $7,181 and $7,235 for the three months ended June 30, 2022, and 2021, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $70,055 and $157,273 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the three-month ended June 30, 2022. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 4.59% and 190.12% of the sales for the three months ended June 30, 2022, and 2021.

Six Months Ended June 30, 2022, compared with Six Months Ended June 30, 2021

The Company had six active customers for the six months ended June 30, 2022, and 2021. Revenues from the top three (3) customers represented approximately 86.41% and 79.09% of Technology and Software revenue for the six months that ended June 30, 2022, and 2021.

The consolidated revenues for the six months ended June 30, 2022, and 2021 were $3,066,971 and $147,078, respectively. During the six months ended June 30, 2022, and 2021, the Company incurred a net loss of $748,918 and $487,542.

The total revenue breakdown for the six months ended June 30, 2022, and 2021 is below:

Six Months Ended	June 30, 2022	June 30, 2021
Revenue Description	% of Total	% of Total
Wealth Management	95.20%	-
Technology Solutions	3.40%	85.72%
Software Development	1.40%	14.28%
Total	100.00%	100.00%

During the six months ended June 30, 2022, and 2021, the Company incurred general and administrative costs (‘g and a’) of $845,053 and $272,281 (excluding amortization expenses), respectively. The increase in ‘g and a’ costs for the six months ended June 30, 2022, is due to the rise in legal and professional fees, financing costs, and ADS’ ‘g and a’. The ‘g and a’ expenses were 27.55% and 185.13% of the revenue for the six months ended June 30, 2022, and 2021, respectively. Amortization expense was $120,988 and $137,231 for the six months ended June 30, 2022, and 2021 respectively, included in the cost of sales. The amortization expense for the six months ended June 30, 2022, and 2021 are due to the cumulative amortization expense of Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $14,602 and $15,058 for the six months ended June 30, 2022, and 2021, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support.

The Company incurred $239,448 and $221,993 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the six months ended June 30, 2022. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 7.81% and 150.94% of the sales for the six months ended June 30, 2022, and 2021.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2022, and December 31, 2021, we had a cash balance of $134,888 and $93,546, respectively.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of June 30, 2022, all AJB Warrants are out-of-money and not exercised.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to June 30, 2022. As of June 30, 2022, and December 31, 2021, the Company accumulated a deficit of $3,979,597 and $3,230,679, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2021, and 2020, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of June 30, 2020 for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 6, 2020, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2022 and 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company, and the Company is unaware of any proceedings contemplated against it.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date: August 15, 2022	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: August 15, 2022	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

