Form 10-Q
period 2022-09-30
FDCTECH, INC.
filed 2022-11-04
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 04, 2022, was 148,025,500.

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

3

PART I.

Item 1. Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$246,064	$93,546
Accounts receivable, net of allowance for doubtful accounts of $117,487 and $117,487, respectively	56,653	21,153
OID promissory note	55,000	-
Other current assets	315,717	494,470
Total Current assets	673,433	609,169
Capitalized software, net	685,067	650,862
Acquired tangible assets	36,382	46,024
Acquired intangible assets	2,616,197	2,559,739
Other assets – non-current	110,478	22,500
Total assets	$4,121,558	$3,888,293
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$436,500	$445,215
Line of credit	41,577	39,246
Payroll tax payable	194,936	165,108
Related-party advances	-	81,000
Promissory note	550,000	-
Cares act- paycheck protection program advance	41,896	46,393
Other current liabilities	139,069	31,339
Total Current liabilities	1,403,978	808,301
SBA loan – non-current	133,320	139,699
Cares act- paycheck protection program advance – non-current	4,239	4,239
Accrued interest – non-current	13,363	9,224
Total liabilities	1,554,901	961,463
Commitments and Contingencies (Note 9)		-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2022 and December 31, 2021	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 183,025,550 and 141,811,264 shares issued and outstanding, as of September 30, 2022 and December 31, 2021	18,302	14,181
Additional paid-in capital	5,476,880	4,841,545
Accumulated other comprehensive income	(6,169)	-
Accumulated deficit	(4,205,663)	(3,230,679)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,283,751	1,625,448
Noncontrolling interest	1,282,906	1,301,382
Total liabilities and stockholders’ deficit	$4,121,558	$3,888,293

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$92,500	$73,925	$249,000	$221,003
Wealth management	1,437,626	-	4,348,097	-
Total revenue	1,530,126	73,925	4,597,097	221,003
Cost of sales
Technology & software	19,032	68,616	140,019	205,847
Wealth management	1,312,392	-	3,937,582	-
Total cost of sales	1,331,424	68,616	4,077,602	205,847
Gross Profit	198,702	5,309	519,495	15,156
Operating expenses:
General and administrative	324,918	215,039	1,169,972	487,320
Sales and marketing	69,692	277,327	309,140	499,320
Total operating expenses	394,610	492,366	1,479,111	986,640
Operating income (loss)	(195,908)	(487,057)	(959,616)	(971,484)
Other income (expense):
Related-party interest expense	-	-	-	(10,399)
Other interest expense	(21,524)	(1,448)	(43,250)	(2,942)
Other income (expense)	1	(1,886)	18	6,892
Total other expense	(21,524)	(3,334)	(43,233)	(6,449)
Income (loss) before provision for income taxes	(217,432)	(490,391)	(1,002,849)	(977,933)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(217,432)	(490,391)	(1,002,849)	(977,933)
Less: Net income attributable to noncontrolling interest	8,634	-	(27,865)	-
Net income attributable to FDCTech’s shareholders	$(226,065)	$(490,391)	$(974,984)	$(977,933)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	159,564,012	88,415,427	151,451,758	83,150,225

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, June 30, 2021	4,000,000	$400	87,345,412	$8,734	$3,133,214	$-	$(1,981,526)	$1,160,822
Three months ended September 30, 2021
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	200	199,800	-	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	-	80,400
Common shares issued for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	-	(437,500)
Net loss	-	-	-	-	-	-	(490,391)	(490,391)
Balance, September 30, 2021	4,000,000	$400	88,911,264	$8,891	$3,096,210	$-	$(2,471,917)	$633,584

Three months ended September 30, 2022
Balance, June 30, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816
Common shares issued for cash valued at $0.01 per share	-	-	30,000,000	3,000	297,000	-	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	-	60,000
Net loss	-	-	-	-	-	-	(226,065)	(226,065)
Balance, Septmber 30, 2022	$4,000,000	$400	$183,025,550	$18,302	$5,476,880	$(6,169)	$(4,205,663)	$1,283,751

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Nine months ended September 30, 2021
Balance, December 31, 2020	4,000,000	$400	68,876,332	$6,887	$448,653	$-	$(1,493,984)	$(1,038,044)
Common shares issued for services valued at $0.27	-	-	2,300,000	230	620,770	-	-	621,000
Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	-	1,256,908
Common shares issued for services valued at $0.20 per share	-	-	1,750,000	175	349,825	-	-	350,000
Common shares issued for services valued at $0.25 per share	-	-	1,750,000	175	437,325	-	-	437,500
Common shares issued for services valued at $0.21 per share	-	-	100,000	10	20,990	-	-	21,000
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	200	199,800	-	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	-	80,400
Common shares issued for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	-	(437,500)
Net loss	-	-	-	-	-	-	(977,933)	(977,933)
Balance, September 30, 2021	4,000,000	$400	88,911,264	$8,891	$3,096,210	$-	$(2,471,917)	$633,584
Nine months ended September 30, 2022
Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$-	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750
Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Common shares issued for cash valued at $0.01 per share	-	-	30,000,000	3,000	297,000	-	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	-	60,000
Net loss	-	-	-		-		(974,984)	(974,984)
Balance, Septmber 30, 2022	4,000,000	$400	183,025,550	$18,302	$5,476,880	$(6,169)	$(4,205,663)	$1,283,751

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net loss	$(974,984)	$(977,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	140,019	205,847
Common stock issued for services	525,271	1,192,653
Acquired tangible assets	9,641	-
Acquired intangible assets	(56,458)	-
Change in assets and liabilities:
Gross accounts receivable	(35,500)	(32,957)
Accounts payable	(8,715)	234,515
Subscription receivable	-	(200,000)
OID of promissory note	(55,000)	-
Other current liabilities	107,730
Other current assets	90,775	(560,869)
Accrued interest	4,139	3,943
Increase in accrued payroll tax	29,829	29,816
Net cash used in operating activities	$(223,252)	$(104,985)
Investing Activities:
Capitalized software	(174,225)	(205,700
Net cash used in investing activities	$(174,225)	$(205,700)
Financing Activities:
Borrowing from (payments to) line of credit	2,331	543
Proceeds from promissory note	550,000	-
Net proceeds from SBA & PPP loan	(10,876)	(3,074)
Related party advances	(81,000)	95,000
Net proceeds from common stock	114,185	200,000
Decrease in non-controlling interest	(18,476)	-
Forex gain (loss) on consolidation	(6,169)	-
Net cash provided by financing activities	$549,995	$292,469
Net increase (decrease) in cash	152,518	(18,216)
Cash at beginning of the period	93,546	22,467
Cash at end of the period	$246,064	$4,251
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	1,256,908

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

ADS’ revenues, cost of sales, and gross profits for the nine months ended September 30, 2022, were $4.35 million, $3.94 million, and $0.41 million, respectively.

On July 19, 2022, the Company signed a non-binding letter of intent to acquire eighty percent (80%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company paid a $20,000 non-refundable deposit and transferred $180,000 to the escrow account to complete the transaction. The FINRA Rule 1017 requires the Company to file continuing membership applications (CMAs) as it plans to apply for changes in ownership, control, and business operations. The Company expects to file the CMA form by the end of fiscal 2022.

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

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the nine months ended September 30, 2022, were $249,000, $140,019, and $108,981, respectively.

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

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a commercial trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to different markets, such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company has six (6) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company is continuously negotiating additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ending December 31, 2022.

Subsidiaries of the Company

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice. ADS’ revenues, cost of sales, and gross profits for the nine months ended September 30, 2022, were $4.35 million, $3.94 million, and $0.41 million, respectively.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares if FRH converts the entire subject to adjustments in certain circumstances. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company has executed eight “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $125,112 after deducting financing costs associated with the Investment Agreement from October 04, 2021, to September 30, 2022. The commitment period for the equity line of credit expired on May 1, 2022.

Our cash balance is $246,064 and $93,546 as of September 30, 2022, and December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

Governmental Regulation

FDCTech is a publicly traded company subject to SEC and FINRA’s rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance.

Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and is regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for ‘financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

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

Upon termination of Mr. Kerridge, effective August 24, 2021, the Company had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors of the Company. Jonathan Baumgart and Charles R. Provini are independent directors under NYSE and NASDAQ listing standards.

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

On September 30, 2022, the Company appointed Gope S. Kundnani as the Director of the Company. Upon the appointment of Mr. Kundnani, the Company currently has four Board of Directors. Mr. Kundnani is a seasoned entrepreneur with several decades of experience building successful businesses in the United States, the Middle East, and the United Kingdom. From May 2018 to the present, Mr. Kundnani was the founder and current Director of Alchemy Prime Markets, a financial brokerage services company regulated by the Financial Conduct Authority (FCA). From December 2018 to the present, Mr. Kundnani founded and is the Director of Blackthorn Finance Limited, an authorized payments financial services company regulated by the FCA. From May 2004 to April 2008, Mr. Kundnani was the Director of Tristar Group, responsible for investing and acquiring small retail businesses in the Texas region. From February 1999 to the present, Mr. Kundnani has been a partner and CEO of Flexo Pack, a polyethylene product manufacturer with a global customer base. Mr. Kundnani holds an undergraduate business degree from Mulund College of Commerce, Mumbai, India.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending September 30, 2022 and 2021, and for December 31, 2021, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

Description of Company’s Securities to be Registered

Effective September 03, 2021, the Company incorporated by reference the description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333- 221726), as initially filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company has made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is banned or under Special Designated Nationals and Blocked Person list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. If we cannot relocate our technical and development operations to a safer zone, it may impact our software development capabilities and negatively impact the Company’s business plans.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On September 30, 2022, and December 31, 2021, the Company had $246,064 and $93,546 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represents the amount due from four (4) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2022, and December 31, 2021, the Management determined that the allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the three months ended September 30, 2022, and 2021.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $69,692 and $277,327 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2022, and 2021. The decrease in expense is mainly due to the reduction in digital marketing costs for the three-month ended September 30, 2022. The sales, marketing, and advertising expenses represented 4.55% and 375.15% of the sales for the three months ended September 30, 2022, and 2021.

The Company incurred $309,140 and $499,320 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the nine months ended September 30, 2022. The sales, marketing, and advertising expenses represented 6.72% and 225.93% of the sales for the nine months ended September 30, 2022, and 2021.

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

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations. Each party can identify its rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

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

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer with an original term of one year and expects the customer to renew for a second year, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the company first identifies the fixed consideration, including non-refundable upfront payment amounts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances do not exceed FDIC limits as of September 30, 2022, and December 31, 2021.

Revenues

Three months ended September 30, 2022

Technology & Software Revenue – The Company generated Technology & Software Revenue of $92,500 and $73,925 for the three months ended September 30, 2022, and 2021. For the three-month ended September 30, 2022, and 2021, the Company had six (6) and six (6) active customers. Revenues from the top three (3) customers represented approximately 85.71% and 89.36% of Technology and Software revenue for the three months that ended September 30, 2022, and 2021.

Wealth Management Revenue – the Company’s subsidiary ADS generated $1,437,626 in revenue from 28 advisors for the three-month ended September 30, 2022.

Nine months ended September 30, 2022

Technology & Software Revenue – The Company generated Technology & Software Revenue of $249,000 and $221,003 for the nine months ended September 30, 2022, and 2021. For the nine months ended September 30, 2022, and 2021, the Company had seven (7) and six (6) active customers. Revenues from the top three (3) customers represented approximately 86.16% and 78.15% of Technology and Software revenue for the three months that ended September 30, 2022, and 2021.

Wealth Management Revenue – the Company’s subsidiary ADS generated $4,348,097 in revenue from 28 advisors for the three-month ended September 30, 2022.

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

At September 30, 2022, and December 31, 2021, the Management determined that the allowance for doubtful accounts was $117,487 and $117,487, respectively. There was no bad debt expense for the Three Months ended September 30, 2022, and 2021.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred.

For the nine months ended September 30, 2022, and 2021, the Company incurred R and D costs of $1,800 and $15,600. The R and D costs in the period ending September 30, 2022, were due to evaluating the technological feasibility costs of the Robo Advice Platform. The R and D costs in the period ending September 30, 2021, were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges on September 30, 2022, and December 31, 2021.

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

Amortization expense was $19,032 and $68,616 for the three months ended September 30, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales. Amortization expense was $140,019 and $205,847 for the nine months ended September 30, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App and NFT Marketplace. The Company is currently capitalizing the costs associated with the development. The R and D costs in the period ending September 30, 2022, were due to evaluating the technological feasibility costs of the Robo Advice Platform. The R and D costs in the period ending September 30, 2021, were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

The Company capitalizes major costs incurred during the application development stage for internal-use software.

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

As the Company and FRH Group extended the maturity date of the four (4) tranches of convertible notes to September 30, 2021, Management analyzed the fair value of the BCF on these tranches. The Company noted that the value of the BCF for each note was insignificant; thus, it did not record debt discounts as of December 31, 2020.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollar following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

September 30, 2022
USD: AUD	$1.5647

Average exchange rate for the period:

July 1, 2022, to September 30, 2022
USD: AUD	$1.436

The Company subsidiary’s functional currency is AUD, and reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2022, and December 31, 2021, the Company had 148,525,500, and 141,811,264 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the nine months ended September 30, 2022, and 2021, common stock equivalents were anti-dilutive due to a net loss of $1,002,849 and $977,933, respectively, for the period. During the nine months ended September 30, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, the Company has not considered it in the computation.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets valued at $2,550,003. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for September 30, 2022, and the fiscal year ended December 31, 2021.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At September 30, 2022, and December 31, 2021, the accumulated deficit was $4,205,663 and $3,230,679, respectively. At September 30, 2022, and December 31, 2021, the working capital deficit was $730,545 and $199,132, respectively. The increase in the working capital deficit was mainly due to the issuance of the short-term promissory note, increasing current liabilities.

During the three months ended September 30, 2022, and 2021, the Company incurred a net loss of $217,432 and $490,391. During the nine months ended September 30, 2022, and 2021, the Company incurred a net loss of $1,002,849 and $977,933.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of September 30, 2022, and December 31, 2021, the Company had $246,064 and $93,546 cash on hand. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following September 30, 2022. Even though Company’s revenues have increased considerably following the acquisition of ADS, we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms of such financing, and capital might be available.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock priced at $.07 per share upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended September 30, 2022, and 2021, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2022, and December 31, 2021, the gross capitalized software asset was $1,491,383 and $1,317,158, respectively. At the end of September 30, 2022, and 2021, the accumulated software amortization expenses were $806,315 and $460,450, respectively. As a result, the unamortized balance of capitalized software on September 30, 2022, and December 31, 2021, was $685,067 and $650,862.

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

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and September 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity.

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

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on September 30, 2022, for purchases and cash withdrawals at 12% and 25%, respectively. As of September 30, 2022, the Company complies with the credit line’s terms and conditions. At September 30, 2022, and December 31, 2021, the outstanding balance was $41,577 and $39,246, respectively.

NOTE 7. NOTES PAYABLE

Convertible Notes Payable – Related Party

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. The Company executed Convertible Promissory Notes, due between April 24, 2019, and September 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity. The parties extended the Notes’ maturity date to September 30, 2021.

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

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at the interest rate of 3.75% per annum and only on the advance date of $144,900 funds advanced from May 22, 2020. The SBA loan outstanding balance is $133,320 as of September 30, 2022.

AJB Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $20,323 and $22,765 for the nine months ended September 30, 2022, and 2021, respectively.

From October 2019 to the present, the Company has rented its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at Irvine Office, as discussed in Note 2.

From February 2019 to the present, the Company leases office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to the present, the Company has leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt committed one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 to its CEO and CFO, increasing each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At September 30, 2022, and December 31, 2021, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $13,363, and $9,224, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against, threatened against, or affecting any of the assets or affiliates of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of September 30, 2022, the Company has assessed federal and state payroll tax payments in the aggregate amount of $194,936, and we have included it in the General and administrative expenses.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Deleware to change authorized shares. As per the Amendment, the Company shall have the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

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

As of September 30, 2022, and December 31, 2021, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 250,000,000 shares of common stock, a par value of $0.0001 per share.

As of September 30, 2022, and December 31, 2021, the Company had 183,025,550 and 141,811,264, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders in consideration of services rendered to the Company. As of September 30, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company.

On December 12, 2016, the Company issued 28,600,000 common shares to the remaining two (2) founding members.

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

On December 22, 2021, the Company issued 45,000,000 restricted common shares to ADFP to acquire a 51% controlling interest in AD Advisory Service Pty Ltd, Australia’s regulated wealth management company.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of September 30, 2022, all AJB Warrants are out-of-money and not exercised.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

On September 30, 2022, the Company issued 5,000,000 restricted common shares to Gope S. Kundnani for services valued at $60,000.

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

Information About the Warrants Outstanding During Fiscal 2022 Follows

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2020	Became Exercisable	Exercised	Terminated / Canceled / Expired	Exercisable At September 30, 2022	Expiration Date
653,332	$0.30	-	-	-	653,332	-	April 2019

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

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of September 30, 2022, all AJB Warrants are out-of-money and not exercised.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is banned or under Special Designated Nationals and Blocked Person list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. If we cannot relocate our technical and development operations to a safer zone, it may impact our software development capabilities and negatively impact the Company’s business plans.

As of the date of this report, there has been no disruption in our operations.

On July 19, 2022, the Company signed a non-binding letter of intent to acquire eighty percent (80%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company paid a $20,000 non-refundable deposit and transferred $180,000 to the escrow account to complete the transaction. The FINRA Rule 1017 requires the Company to file continuing membership applications (CMAs) as it plans to apply for changes in ownership, control, and business operations. The Company expects to file the CMA form by the end of fiscal 2022.

Wealth Management

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and is regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers different licensing, compliance, and education solutions to financial planners to meet the specific needs of their practice.

Wealth Management Revenue:

	Three months ended September 30, 2022 (Unaudited)	Three months ended September 30, 2021 (Unaudited)
Revenue, $	1,437,626	-
Cost of sales, $	1,312,392	-
Gross Profit (loss), $	125,234	-

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)
Revenue, $	4,348,097	-
Cost of sales, $	3,937,582	-
Gross Profit (loss), $	410,515	-

(1)	Consolidated in the Company financial statements.

ADS’ revenues, cost of sales, and gross profits for the nine months ended September 30, 2022, were $4.35 million, $3.94 million, and $0.41 million, respectively.

Technology and Software Development

Technology & Software Revenue:

	Three months ended September 30, 2022 (Unaudited)	Three months ended September 30, 2021 (Unaudited)
Revenue, $	92,500	73,925
Cost of sales, $	19,032	68,616
Gross Profit (loss), $	73,468	5,309

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)
Revenue, $	249,000	221,003
Cost of sales, $	140,019	205,847
Gross Profit (loss), $	108,981	15,156

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the nine months ended September 30, 2022, were $249,000, $140,019, and $108,981, respectively.

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

The Company and its subsidiary, ADS, are developing a digital wealth management company, which will initially include a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ending December 31, 2022.

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

The Company has earned $6,380,869 in revenues from January 21, 2016 (inception) to September 30, 2022.

As of December 31, 2020, the Company has issued four convertible notes collectively known as FRH Group Note (“Note for net cash proceeds of $1,000,000. The Company has extended the FRH Group Note maturity date to September 30, 2021. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

Financial Condition At September 30, 2022

On September 30, 2022, the accumulated deficit was $4,205,663. Our cash balance is $246,064 as of September 30, 2022. At September 30, 2022, the working capital deficit was $730,545.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

The Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $72,420 after deducting financing costs associated with the Investment Agreement for the nine months ended September 30, 2022.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022, compared with Three Months Ended September 30, 2021

The Company had six active customers for the three months ended September 30, 2022, and 2021. Revenues from the top three (3) customers represented approximately 85.71% and 89.36% of Technology and Software revenue for the three months that ended September 30, 2022, and 2021.

The consolidated revenues for the three months ended September 30, 2022, and 2021 were $1,530,126 and $73,925, respectively. During the three months ended September 30, 2022, and 2021, the Company incurred a net loss of $217,432 and $490,391.

The total revenue breakdown for the three months ended September 30, 2022, and 2021 is below:

Three Months Ended	September 30, 2022	September 30, 2021
Revenue Description	% of Total	% of Total
Wealth Management	94.59%	-
Technology Solutions	4.02%	69.56%
Software Development	1.39%	30.44%
Total	100.00%	100.00%

During the three months ended September 30, 2022, and 2021, the Company incurred general and administrative costs (‘g and a’) of $324,918 and $215,039 (excluding amortization expenses), respectively. The increase in ‘g and a’ costs for the three months ended September 30, 2022, is due to the rise in legal and professional fees, financing costs, and ADS’ ‘g and a’. The ‘g and a’ expenses were 21.23% and 290.89% of the revenue for the three months ended September 30, 2022, and 2021, respectively. Amortization expense was $19,032 and $68,616 for the three months ended September 30, 2022, and 2021 respectively, included in the cost of sales. The amortization expense for the three months ended September 30, 2022, and 2021 are due to the cumulative amortization expense of Condor Web Trader and Condor Mobile Trader.

The rental expense was $5,721 and $7,707 for the three months ended September 30, 2022, and 2021, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

The Company incurred $69,692 and $277,327 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the three-month ended September 30, 2022. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 4.55% and 375.15% of the sales for the three months ended September 30, 2022, and 2021.

Nine Months Ended September 30, 2022, compared with Nine Months Ended September 30, 2021

The Company had six active customers for the nine months ended September 30, 2022, and 2021. Revenues from the top three (3) customers represented approximately 86.16% and 78.15% of Technology and Software revenue for the six months that ended September 30, 2022, and 2021.

The consolidated revenues for the nine months ended September 30, 2022, and 2021 were $4,597,097 and $221,003, respectively. During the nine months ended September 30, 2022, and 2021, the Company incurred a net loss of $1,002,849 and $977,933.

The total revenue breakdown for the nine months ended September 30, 2022, and 2021 is below:

Nine Months Ended	September 30, 2022	September 30, 2021
Revenue Description	% of Total	% of Total
Wealth Management	94.90%	-
Technology Solutions	3.71%	79.87%
Software Development	1.39%	17.83%
Consulting	0.00%	2.29%
Total	100.00%	100.00%

During the nine months ended September 30, 2022, and 2021, the Company incurred general and administrative costs (‘g and a’) of $1,169,972 and $487,320 (excluding amortization expenses), respectively. The increase in ‘g and a’ costs for the nine months ended September 30, 2022, is due to the rise in legal and professional fees, financing costs, and ADS’ ‘g and a’. The ‘g and a’ expenses were 25.45% and 220.50% of the revenue for the nine months ended September 30, 2022, and 2021, respectively. Amortization expense was $140,019 and $205,847 for the nine months ended September 30, 2022, and 2021 respectively, included in the cost of sales. The amortization expense for the nine months ended September 30, 2022, and 2021 are due to the cumulative amortization expense of Condor Web Trader and Condor Mobile Trader.

The rental expense was $20,323 and $22,765 for the nine months ended September 30, 2022, and 2021, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s rent payment is $1,750 per month, included in the General and administrative expenses. From February 2020, the Company extended the agreement for one year at $1,750 per month. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 per month, included in the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

The Company incurred $309,140 and $499,320 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2022, and 2021. The increase in expense is mainly due to the rise in digital marketing costs for the nine months ended September 30, 2022. The sales and marketing cost mainly included travel costs for tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.72% and 225.93% of the sales for the nine months ended September 30, 2022, and 2021.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2022, and December 31, 2021, we had a cash balance of $246,064 and $93,546, respectively.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of September 30, 2022, all AJB Warrants are out-of-money and not exercised.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to September 30, 2022. As of September 30, 2022, and December 31, 2021, the Company accumulated a deficit of $4,205,663 and $3,230,679, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2021, and 2020, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of September 30, 2020 for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more details in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 6, 2020, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2022 and 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

On September 30, 2022, the Company issued 5,000,000 restricted common shares to Gope S. Kundnani for services valued at $60,000.

The Company relied upon Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended, to sell these securities. No commissions were paid regarding the share issuance, and the share certificates were issued with a Rule 144 restrictive legend.

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

FDCTECH, INC.

Date: November 04, 2022	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 04, 2022	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

