Form 10-K
period 2022-12-31
FDCTECH, INC.
filed 2023-04-17
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2022, of $0.013 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $2,746,582.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at April 17, 2023, was 333,584,729.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and any forward-looking statements are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-K. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

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

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

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

Currently, we have three primary business segments, (1) Wealth Management, (2) Technology and Software Development, and (3) Margin Brokerage Business. The Company has signed a definitive agreement to acquire a controlling interest in the US Brokerage business pending regulatory approval.

Wealth Management – AD Advisory Services Pty Ltd.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

ADS’ revenues, cost of sales, and gross profits for the fiscal year ending December 31, 2022, were $5,827,732, $5,275,741, and $551,991, respectively.

Technology & Software Development – Condor Trading Technology

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers, a binding contract with the customer, or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract. The material terms of customer contracts depend on the nature of services and solutions. Each contract is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such contract.

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

●

Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

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

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ending December 31, 2023.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company has no plans to commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ending December 31, 2023.

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the fiscal year ending December 31, 2022, were $626,000, $159,051, and $466,949, respectively.

Margin Brokerage (Europe and the Middle East) – NSFX Ltd.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023 but no later than June 30, 2023.

NSFX has furnished the Company with its audited balance sheet for the fiscal year ending November 30, 2021, and 2020 (the “Balance Sheet Date”). NSFX provided the related audited statements of operations, stockholders’ equity, and cash flows for the fiscal years ending November 30, 2021, and 2020. NSFX has no liabilities other than (i) liabilities reflected in the financial statements and (ii) liabilities incurred in the ordinary course of business since the balance sheet date. PricewaterhouseCoopers (PwC) is the auditor of NSFX.

NSFX is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. NSFX trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and cryptocurrency-linked derivatives in real time.

US Brokerage – CIM Securities, LLC

On July 19, 2022, the Company signed a non-binding letter of intent to acquire fifty-one percent (51%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company signed a definitive agreement pending regulatory approval, paid a $20,000 non-refundable deposit, and transferred $180,000 to the escrow account to complete the transaction. FINRA Rule 1017 requires the Company to file continuing membership applications (CMAs) as it plans to apply for changes in ownership, control, and business operations. The Company filed the CMA form with FINRA in February 2023 to effect the change of ownership of CIM Securities, LLC, where the Company interest shall be 51.00%.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares should FRH converts the entire note. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company terminated Mr. Kerridge’s engagement upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the Delaware General Corporation Law. Upon the termination of Mr. Kerridge, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

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

NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA).

Board of Directors

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company terminated Mr. Kerridge’s engagement upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the Delaware General Corporation Law. Upon the termination of Mr. Kerridge, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards. Mr. Provini has been the Chairman, CEO, and President of Natcore Technology Inc. since May 2009, a research and development company protected by 65 patents granted or pending. From November 1997 to October 2000, he was the President of Ladenburg Thalmann Asset Management and a Director of Ladenburg Thalmann, Inc., one of the oldest New York Stock Exchange members. He served as President of Laidlaw Asset Management and Chairman and Chief Investment Officer of Howe & Rusling, Laidlaw’s Portfolio Management Advisory Group, from November 1995 to September 1997. Mr. Provini served as Rodman & Renshaw’s Advisory Services President from February 1994 to August 1995. He was the President of LaSalle Street Corporation, a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, from January 1983 to April 1985. Mr. Provini has been a leadership instructor at the U.S. Naval Academy, Chairman of the U.S. Naval Academy’s Honor Board, and is a former Marine Corp. officer. Mr. Provini holds an undergraduate Engineering degree from the U.S. Naval Academy in Annapolis, Maryland, and a post-graduate degree from the University of Oklahoma.

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

Upon the termination of Mr. Kerridge and the resignation of Mr. Provini, the Company currently had four Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors and officers of the Company. Gope S. Kundnani is considered an executive director by owning the Company’s stock of at least 10%. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

Changes in Registrant’s Certifying Accountant

On July 2, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm. The reports of FHH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022, and 2021 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified for uncertainty audit scope or accounting principles.

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the auditor of the Company since July 2021.

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2022, and 2021, and for December 31, 2021, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on trade. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. It may impact our software development capabilities and the Company's business plans if we cannot relocate our technical and development operations to a safer zone.

As of the date of this report, there has been no disruption in our operations.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space on a need basis. The new rent payment or membership fee for Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

From February 2019 to the present, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company, or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

As all leases are either on a month-to-month basis or less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative costs.

ITEM 3.	LEGAL PROCEEDINGS

There is no material pending legal or governmental proceedings other than ordinary routine litigation incidental to the business. The Company or any of its subsidiaries is a party, or their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432 and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. OTC Bulletin Board and OTC Link quote our stock under OTCQ: FDCT. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of December 31, 2022, we had 223 record holders of our Common Stock. The Company distributed 45,000,000 shares issued to ADFS’ 60 shareholders based on their equity ownership in ADFS.

As of February 28, 2023, we had 333,584,729 shares of our Common Stock and 4,000,000 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no right to convert into the Company’s common stock.

Dividends

The Company did not declare any cash dividends for the fiscal year ending December 31, 2022. Our Board of Directors (currently constituted by Mitchell Eaglstein, Imran Firoz, Jonathan Baumgart, and Gope S. Kundnani) does not intend to distribute any cash dividends in the near term. The Board of Directors decides the declaration, payment, timing, and amount of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the Board of Directors consider relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

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

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

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

Currently, we have three primary business segments, (1) Wealth Management, (2) Technology and Software Development, and (3) Margin Brokerage Business. The Company has signed a definitive agreement to acquire a controlling interest in the US Brokerage business pending regulatory approval.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues throughout the United States. While the outbreak was initially concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on our business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Wealth Management – AD Advisory Services Pty Ltd.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management Revenue & Gross Margins:

	Fiscal year ended December 31, 2022 (Audited)	Fiscal year ended December 31, 2021* (Audited)
Revenue, $	5,827,732	156,013
Cost of sales, $	5,275,741	140,922
Gross Profit (loss), $	551,991	15,091

* Includes prorate revenue from December 22, 2021, to December 31, 2021.

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●

Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

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

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ending December 31, 2023.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company has no plans to commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ending December 31, 2023.

Technology & Software Development Revenue & Gross Margins:

	Fiscal year ended December 31, 2022 (Audited)	Fiscal year ended December 31, 2021 (Audited)
Revenue, $	626,000	301,648
Cost of sales, $	159,051	274,462
Gross Profit (loss), $	466,949	27,186
Gross Margins, %	74.59%	9.01%

Margin Brokerage (Europe and the Middle East) – NSFX Ltd.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023 but no later than June 30, 2023.

NSFX is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. NSFX trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and cryptocurrency-linked derivatives in real time.

US Brokerage – CIM Securities, LLC

On July 19, 2022, the Company signed a non-binding letter of intent to acquire fifty-one percent (51%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company signed a definitive agreement pending regulatory approval, paid a $20,000 non-refundable deposit, and transferred $180,000 to the escrow account to complete the transaction. The Company filed the CMA form with FINRA in February 2023. Once the Company receives approval from FINRA and pays the balance of $180,000, it will start consolidating income statements and balance sheets as it holds the controlling interest in CIM Securities.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $8,695,165 in revenues from January 21, 2016 (inception) to December 31, 2022. For the fiscal year ending December 31, 2022, and 2021, the Company generated $6,453,732 and $457,661 in revenues, an increase of over 1,310%. At December 31, 2022, the Company had a cash balance of $264,829 and an accumulated deficit of $4,335,053.

Financial Condition at December 31, 2022

On December 31, 2022, the accumulated deficit, cash balance, and working capital deficit were $4,335,053, $264,829, and $541,359, respectively.

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

We do not believe that our cash balance is sufficient to fund our operations and growth; as a result, the Company plans to raise additional capital as disclosed in Subsequent Events. The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2023.

Financial Condition at December 31, 2021

On December 31, 2021, the accumulated deficit, cash balance, and working capital deficit were $3,230,679, $93,546, and $199,132, respectively.

On December 31, 2021, the Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for issuing 12,569,080 unregistered common stock of the Company (the “Shares”) to FRH. Therefore, no current or non-current portion of convertible notes payable and accrued interest existed.

The Company executed two “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ending December 31, 2021. The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021. We do not believe our cash balance is sufficient to fund our operations.

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

RESULTS OF OPERATIONS

For the fiscal year ending December 31, 2022, compared to the fiscal year ending December 31, 2021

For the fiscal year ending December 31, 2022, and 2021, the Company had ten (10) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 81.01% and 52.98% of total revenue for the fiscal year ending December 31, 2022, and 2021, respectively. The revenues generated for the fiscal year ending December 31, 2022, and 2021 were $6,453,732 and $457,661, respectively. During the fiscal year ending December 31, 2022, and 2021, the Company incurred a net profit and a net loss of $1,104,374 and $1,736,695.

The total revenue breakdown for the fiscal year ending December 31, 2022, and 2021 is below:

	Fiscal year ended December 31, 2022 (Audited)	Fiscal year ended December 31, 2021 (Audited)
Wealth Management, $	5,827,732	301,648
Technology & Software Development, $	626,000	156,013
Total, $	6,453,732	457,661

	Fiscal year ended December 31, 2022 (Audited)	Fiscal year ended December 31, 2021 (Audited)
Wealth Management, %	90.30%	65.91%
Technology & Software Development, %	9.70%	34.09%
Total, %	100.00%	100.00%

During the fiscal years ended December 31, 2022, and 2021, the Company incurred General and administrative costs (“G and A”) of $1,679,121 and $1,127,503, respectively. The increase in G and A costs for the fiscal year ending December 31, 2021, was mainly due to higher professional & consulting fees related to common stock issued for services. The G and A expenses were 26.02% and 246.36% of the fiscal revenue for the fiscal year ending December 31, 2022, and 2021. Amortization expenses were $159,051 and $274,462 for the fiscal year ending December 31, 2022, and 2021 respectively, and the Company has included them in the Cost of sales expense. The decrease in amortization expense for the fiscal year ending December 2022 is due to the complete amortization of Condor Back Office, Condor Crypto Trading Platform, and Condor FX Trading Platform (Desktop).

The rental expenses were $25,438 and $29,705 for the fiscal year ending December 31, 2022, and 2021. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s monthly rent payment is $1,750, which is included in the General and administrative expenses. From February 2020, the Company extended the one-year agreement to $1,750 monthly. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 monthly, including the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

The Company incurred $382,864 and $648,833 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2022, and 2021, respectively. The sales and marketing costs increase due to increased stock-based compensation to certain marketing and branding consultants. The sales and marketing costs mainly included stock-based payment to marketing and branding consultants, travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.93% and 141.77% of the sales for the fiscal year ending December 31, 2022, and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2022, and 2021, we had a cash balance of $264,829 and $93,546, respectively. At December 31, 2022, and 2021, the working capital surplus and deficit were $541,359 and $199,132, respectively. The increase in the working capital surplus was mainly due to the acquisition of NSFX, resulting in the increase of current assets over current liabilities as of December 31, 2022.

In the next twelve (12) months, the Company will continue investing in sales, marketing, product development, new technology solutions, and existing technology support to serve our customers. We expect capital expenditures to increase to $500,000 in the next twelve (12) months to support the growth, including working capital, software development, sales & marketing, and purchasing computers and servers.

We expect the combination of existing cash, cash equivalents, cash flows from operations, and access to private equity and capital markets to be sufficient for at least twelve (12) months. The availability of funds will fund our operating activities to meet the need for investing and financing, such as debt maturities and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level to fund our ongoing operations out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

Should we require additional capital, the Company’s operations are insufficient to fund its capital requirements. The Company may attempt to restructure Notes, refinance existing Notes with financial institutions, or raise capital by selling additional capital stock or debt issuance. The Company intends to continue growing its operations and raising funds through private equity and debt financing.

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. Effective June 1, 2017, we raised $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates. Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares.

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

On July 15, 2020, the Company engaged Kingswood Capital Markets, a Benchmark Investments division, Inc., as its exclusive general financial advisor for strategic corporate planning and investment banking services. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality with no fees to the Broker-Dealer. The Broker-Dealer agreed to return the 2,745,053 shares of the Company’s common stock.

On September 02, 2020, the Company engaged Garden State Securities Inc. (GSS) as its exclusive advisor for the private placement of debt or equity securities to fulfill the Company’s business plan and an offering of debt securities to assist in the Company’s acquisition strategy. On October 05, 2021, the Company and GSS terminated all obligations other than maintaining confidentiality, with no fees to the GSS. The Broker-Dealer agreed to return the 1,750,000 shares of the Company’s common stock.

On September 27, 2021, the Company engaged EF Hutton, a division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton will act as lead underwriter, deal manager, and investment banker for the proposed firm commitment public offering and uplisting (“Offering”) by the Company in connection with the offering of the Company’s equity, debt, or equity derivative instruments (the “Securities”). The Company engagement expired as of December 31, 2022.

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

In April 2022, the Company engaged CIM Securities, LLC as its private placement agent to raise capital. The Company did not raise any funds.

The Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $72,420 after deducting financing costs associated with the Investment Agreement for the nine months ended September 30, 2022.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

GOING CONCERN CONSIDERATION

We have generated revenues of $6,453,732 for the fiscal year ending on December 31, 2022. As of December 31, 2022, and 2021, the Company had an accumulated deficit of $4,335,053 and $3,230,679. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2022, and 2021, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

We have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ending December 31, 2020, filed with the SEC on March 3, 2021. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. We have applied for exemption as an emerging growth company; thus, the Company may delay adopting certain accounting standards until the standards would otherwise apply to private companies.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B. We had no relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ending December 31, 2020, filed with the SEC on March 3, 2021.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2021, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented following U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended December 31, 2022, and 2021, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	40	President/CEO/Director
Imran Firoz	51	CFO/Secretary/Director
Brian Platt	44	CTO
Jonathan Baumgart	40	Director
Gope S. Kundnani	66	Director

Directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meeting following the stockholders’ annual meeting until the Directors’ successors have been elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein has been the Company’s Founder, Chief Executive Officer, and Director. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy, primarily focusing on enhancing shareholder value. Mr. Eaglstein ensures the Company has the necessary organizational and technology infrastructure and is responsible for deploying Capex and approving budgets.

Mr. Eaglstein has extensive executive-level experience managing FX brokerage and FinTech software companies. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex-related conferences and tradeshows.

From June 2014 to February 2016, Mr. Eaglstein, a managing member of MMI Advisors LLC, worked as the Director, Business Development at Fortress Capital Investments, UAE (“Fortress”). He led Fortress to $20 million in trading revenue within one year from the start-up date. Under his leadership, Fortress achieved over $70 billion in monthly trading volume within one (1) year and reached the top twenty (20) forex brokers by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve positive cash flow results within two (2) months of product launch.

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

Imran Firoz, Co-Founder, CFO, and Director

From January 2016 to date, Mr. Firoz has been the Company’s Co-Founder, Chief Financial Officer, and Director. Mr. Firoz is responsible for strategic planning and corporate development, Mergers and Acquisitions (M&A), financial restructuring, and risk management. He has guided due diligence efforts, implemented financial controls, practiced compliance guidelines, and planned disaster recovery strategies. From December 2011 to May 2015, Mr. Firoz was the CEO and Director of Scoobeez Global, Inc. (“Scoobeez”). From May 2015 to March 2017, Mr. Firoz worked as the CFO and Director of Scoobeez. He was instrumental in acquiring, developing, and growing Scoobeez, an on-demand messenger, delivery, and courier company. Scoobeez increased its revenue from under $500,000 to $27 million. From January 2019 to the present, Mr. Firoz has owned Spark Capital Investments, LLC, which assists small-sized private and public companies by providing management consulting services.

From February 2014 to December 2019, Mr. Firoz worked as the Managing Director of Match-Trade Technologies LLC, a financial technology company. From July 2007 to March 2017, Mr. Firoz was a Managing Partner of Marque 3 LLC, a management consulting company based in Pasadena, California. He has served as a management consultant/adviser to senior executives of several companies.

Mr. Firoz was the Chief Financial Officer of Master Capital Group Corp. from November 2004 until May 2007. He provided financial oversight to the accounting and finance department and advised the Board of Directors on the financial implications of business activities. In January 2002, Mr. Firoz served as Associate, Investment Banking for National Bank Financial, Canada (“NBF”) on numerous transactions, including a key M&A advisory team Franco-Nevada member on the $10 billion three-way mega gold merger of Newmont-Normandy-Franco-Nevada. During the same period, he was a member of NBF’s investment banking team that advised the Treasurer of Hydro One on the restructuring and selling of Ontario Electricity Financial Corporation debt of $2.9 billion in the Canadian public debt markets.

Mr. Firoz started his career as a Chemical Engineer with Tata Chemicals Limited from December 1994 until September 1997. He led several cross-functional teams to manage commissioning activities, plant operations, and other technical projects for Ammonia Plant. From October 1997 to July 1999, Mr. Firoz worked as a Senior Process Engineer with Saudi Methanol Company, a Saudi Basic Industries Corporation (SABIC) subsidiary. He was responsible for technical services and improving plant safety management. Mr. Firoz received his MBA in April 2001 from the Richard Ivey School of Business, University of Western Ontario, Canada. Mr. Firoz graduated in July 1993 with a Bachelor of Engineering (Chemical) from Aligarh University, India. Mr. Firoz has been a Certified Financial Risk Manager from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

Brian Platt, Chief Technology Officer

Mr. Platt joined the Company in May 2016. Mr. Platt has over ten (10) years of experience in the forex industry, managing complex technology and business operations. His expertise includes advanced technical knowledge of databases, programming, product development lifecycles, and a clear understanding of business needs. Mr. Platt’s passion is combining this business and technological know-how to ensure the best products, client satisfaction, and optimization of human resources.

Mr. Platt was the head of technology at the prime brokerage division of Fortress Capital Investments, UAE (“Fortress”), from June 2014 to January 2016. He was instrumental in starting a forex broker from the ground up, introducing the trading platform, connecting liquidity, add-on services such as money management PAMM systems, and compliance reporting.

From May 2011 to February 2014, Mr. Platt was the Director of Risk Management and Operations Research at Boston Technologies. His accomplishments include developing advanced procedures to eliminate trade risk, streamlining accounting operations, revamping client reporting, integrating new revenue streams, and providing comprehensive analytics.

Before joining Boston Technologies, Mr. Platt managed the Operations Research department at CMS Forex from March 2006 through May 2011. He coordinated all business intelligence efforts, identified and automated manual operations, and facilitated new business initiatives in this role. Mr. Platt organized the operational elements of CMS Forex’s sale to Gain Capital and revamped it to utilize existing resources as a profitable self-sufficient IB business. Mr. Platt holds a degree in Information Systems from Yeshiva University. He has computer science training from New York University and Oracle DBA training from Farleigh Dickenson University.

Jonathan Baumgart, Director

Mr. Baumgart has been a non-executive director of the Company since June 2021. Mr. Baumgart is considered independent under NYSE and NASDAQ listing standards. The Company compensates Mr. Baumgart for his services on the Board in cash and stock-based equity. He founded Atomiq Consulting (“Atomiq”) and has been its Chief Executive Officer since May 2014. Atomiq specializes in the retail forex industry and the trading of other high-growth financial assets. In February 2015, Mr. Baumgart co-founded Money Matter, a boutique financial investments services firm based in Krakow, Poland. Between September 2010 and March 2014, Mr. Baumgart was the Director of Training at Boston Technologies, a technology, market maker, high-frequency trading, and inter-broker broker-dealer in the retail forex, precious metals, and other over-the-counter financial securities. In 2004, Mr. Baumgart completed his International Affairs & Economics undergraduate degree from the Whittemore School of Business and Economics, University of New Hampshire, Durham.

Gope S. Kundnani, Director

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

Term of Office

All directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following the stockholders’ annual meeting until the Directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of four (4) members, out of which three (3) directors are executive directors and who do not qualify as independent directors by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, they would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only three (3) directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three (3) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers other than as described above. We are unaware of any other conflicts of interest with our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our Company has, during the last ten (10) years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of the such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two (2) years prior thereto.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors and that the appropriate responses are provided to stockholders promptly. Our board of directors will continue to monitor whether it would be appropriate to adopt such a process during the upcoming year.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by, or paid to our chief executive officer and our only other compensated executive officer serving in the previous completed fiscal year (collectively, the “Named Executives”):

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Mitch Eaglstein, CEO (1)	2022	144,000	-0-	83,000	-0-	-0-	-0-	-0-	227,000
	2021	144,000	-0-	-0-	-0-	-0-	-0-	-0-	144,000
Imran Firoz, CFO (2)	2022	144,000	-0-	83,000	-0-	-0-	-0-	-0-	227,000
	2021	144,000	-0-	-0-	-0-	-0-	-0-	-0-	144,000
Brian Platt, CTO (3)	2022	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2021	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Appointed CEO, President, and Director on January 21, 2016. The Company issued 30,000,000 common stock on January 21, 2016, and 2,600,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(2) Appointed Chief Financial Officer, Secretary, and Director on January 21, 2016. The Company issued 5,310,000 common stock on January 21, 2016, and 400,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(3) On March 15, 2016, the Company issued 500,000 restricted common shares to Platt for services valued at $25,000.

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

Messrs: Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all such officers to employee status during the second quarter of 2021. The Company has not issued any bonuses or option awards to its officers. The Company intends to provide these incentives to meet specific sales criteria, reviewed quarterly and annually.

On December 12, 2022, the Board of Directors issued 10,000,000 common stock valued at $83,000 each to Eaglstein and Firoz for services rendered concerning the acquisition of NSFX Ltd and integration of AD Advisory Services Pty Ltd.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2022, or through the date of filing this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The Company issued Jonathan Baumgart, non-executive director, 100,000 common stock valued at $21,000 in June 2021 upon his appointment to the Board.

The Company issued Gope S. Kundnani, director, 5,000,000 common stock valued at $60,000 in September 2022 upon his appointment to the Board.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2022, the number of shares of common and Series A Preferred Stock of our Company that are beneficially owned by (i) each person or entity is known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which consists of the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 211,275,550 shares of our common stock issued and outstanding for the fiscal year of December 31, 2022.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	30,768,105	14.56%
Imran Firoz	Common	24,310,000	11.50%
Brian Platt	Common	500,000	0.24%
Jonathan Baumgart	Common	100,000	0.05%
Gope S. Kundnani (2)	Common	35,000,000	16.57%
FRH Group Corporation (3)	Common	33,600,000	15.90%
Officers and Directors as a group (4 persons)	Common	35,678,105	16.89%

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	2,600,000	65.00%
Imran Firoz	Series A Preferred	400,000	10.00%
Felix R. Hong (3)	Series A Preferred	1,000,000	25.00%
Officers and Directors as a group (2 persons)	Series A Preferred	3,000,000	75.00%

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

(1) Addresses for all officers and directors are 200 Spectrum Drive, Suite 300, Irvine, CA 92618.

(2) Gope S. Kundnani owns 35,000,000 common stock of the Company personally and through Alchemy Prime Limited.

(3) On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

(4) Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. As a result, 4,000,000 Series A Preferred Shares represent a 48.63% voting percentage on a fully diluted vote per share basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act. The Company established FRH Prime and FXClients to conduct financial technology service activities. The Company established FRH Prime and FXClients to conduct financial technology service activities. At present, both companies have ceased to exist.

For the fiscal year ending December 31, 2022, and 2021, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements.

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

In September 2022, the Company issued 30,000,000 common stock for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000 valued at $60,000. Mr. Kundnani is the director and owner of APL.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP (‘FHH’) was our registered independent public registered accounting firm until July 2021. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter. In July 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been conducting our quarterly reviews and annual audit for the fiscal year ending on December 31, 2022.

Audit Fees

For the fiscal year ending December 31, 2022, and 2021, the Company paid $1,000 and $34,250, respectively, to FHH.

For the fiscal year ending December 31, 2022, and 2021, the Company paid $100,700 and $10,800, respectively, to BFB. The payment for the fiscal year ending December 31, 2022, includes $35,000 for auditing the financial statements of ADS for the period ending June 30, 2021, and 2020.

The fees include auditing our annual financial statements for 2022 and 2021 and reviewing Forms 10-Q, or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2021, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such member(s) must report any pre-approval to our Board of Directors at the next meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2022 for professional services rendered by FHH and BFB for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2021 for professional services rendered by FHH and BFB for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

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

FDCTECH, INC.

Date: April 17, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: April 17, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	April 17, 2023
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	April 17, 2023
Imran Firoz	Accounting Officer)

FDCTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of FDCTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 17, 2023

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$264,829	$93,546
Accounts receivable, net of allowance for doubtful accounts of $137,371 and $117,487, respectively	65,583	21,153
Other current assets	435,814	494,470
OID promissory note	55,000	-
Total Current assets	821,226	609,169
Capitalized software, net	761,642	650,862
Acquired tangible assets	38,059	46,024
Acquired intangible assets	2,646,615	2,559,739
Other assets – non-current	-	22,500
Total assets	$4,267,542	$3,888,293
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$429,500	$445,215
Line of credit	47,369	39,246
Payroll tax payable	204,828	165,108
Related-party advances	-	81,000
Promissory note	550,000	-
Cares act- paycheck protection program advance	40,139	46,393
Other current liabilities	99,488	31,339
Total Current liabilities	1,371,324	808,301
SBA loan – non-current	131,194	139,699
Cares act- paycheck protection program advance – non-current	-	4,239
Accrued interest – non-current	14,704	9,224
Total liabilities	1,517,222	961,464
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of December 31, 2022, and December 31, 2021	400	400
Common stock, par value $0.0001, 250,000,000 shares authorized; 211,275,550 and 141,811,264 shares issued and outstanding, as of December 31, 2022 and December 31, 2021	21,127	14,181
Additional paid-in capital	5,725,530	4,841,545
Accumulated other comprehensive income	(6,169)	-
Accumulated deficit	(4,335,053)	(3,230,679)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,405,835	1,625,448
Noncontrolling interest	1,344,485	1,301,382
Total liabilities and stockholders’ deficit	$4,267,542	$3,888,293

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022	December 31, 2021
Revenues
Technology & software	626,000	301,648
Wealth management	5,827,732	156,013
Total revenue	$6,453,732	$457,661
Cost of sales
Technology & software	159,051	274,462
Wealth management	5,275,741	140,922
Total cost of sales	5,434,792	419,884
Gross Profit	$1,018,940	42,277)
Operating expenses:
General and administrative	1,679,121	1,127,503
Sales and marketing	382,864	648,833
Total operating expenses	2,061,985	1,776,337
Operating loss	(1,043,045)	(1,734,059)
Other income (expense):
Other interest expense	(61,533)	(11,564)
Other income (expense)	204	8,929
Total other income (expense)	(61,329)	(2,635)
Income (loss) before provision for income taxes	(1,104,374)	(1,736,695)
Provision for income taxes	-	-
Net loss	$(1,104,374)	$(1,736,695)
Less: Net income attributable to noncontrolling interest	(1,360)	3,202
Net income attributable to FDCTech’s shareholders	(1,103,014)	(1,739,897)
Net loss per common share, basic and diluted	$0.01	$(0.02)
Weighted average number of common shares outstanding basic and diluted	158,048,019	86,063,490

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2020	4,000,000	$400	141,811,264	$6,887	$448,653	$(1,493,984)	$(1,038,044)
December 31, 2021				-
Common shares issued for services valued at $0.27 per share	-	-	2,300,000	230	620,770	-	621,000

Common shares issued for FRH Group note conversion at $0.10 per share	-	-	12,569,080	1,257	1,255,651	-	1,256,908
Common shares issued for services valued at $0.20 per share	-	-	1,750,000	175	349,825	-	350,000

Common shares issued for services valued at $0.25 per share	-	-	1,750,000	175	437,325	-	437,500
Common shares issued for services valued at $0.21 per share	-	-	100,000	10	20,990	-	21,000
Common shares issued for services valued at $0.22 per share	-	-	100,000	10	21,990	-	22,000
Common shares issued for services valued at $0.18 per share	-	-	545,852	55	98,198	-	98,253
Common shares issued for cash valued at $0.10 per share	-	-	2,000,000	200	199,800	-	200,000
Common shares issued for financing cost valued at $0.12 per share	-	-	670,000	67	80,333	-	80,400
Common shares cancelled for services valued at $0.25 per share	-	-	(1,750,000)	(175)	(437,325)	-	(437,500)
Common shares issued for services valued at $0.11 per share	-	-	1,500,000	150	164,100	-	164,250
Common shares issued for cash valued at $0.10 per share	-	-	250,000	25	25,275	-	25,300
Common shares issued for cash valued at $0.07 per share	-	-	500,000	50	37,025	-	37,075
Common shares issued for acquisition valued at $0.03 per share	-	-	45,000,000	4,500	1,350,000	-	1,354,500
Common shares issued for services valued at $0.03 per share	-	-	5,650,000	565	168,935	-	169,500
Net loss	-	-	-	-	-	(1,736,695)	(1,736,695)
Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,546	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	93,750
Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	19,750
Common shares issued for services valued at $0.0379 per share	-	-	250,000	25	9,450	-	9,475
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	(6,169)
Common shares issued for cash valued at $0.010 per share	-	-	30,000,000	3,000	297,000	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	60,000
Common shares issued for services valued at $0.0083 per share	-	-	20,000,000	2,000	164,000	-	166,000
Common shares issued for services valued at $0.0095 per share	-	-	8,000,000	800	75,200	-	76,000
Net loss	-	-	-	-	-	(1,104,374)	(1,104,374)
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$(4,335,053)	$1,405,835

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021
Net income (loss)	$(1,104,374)	$(1,736,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	159,051	274,462
Common stock issued for services	476,746	1,526,404
Accounts receivable allowance	19,884	21,526
Subscription receivable	-	(200,000)
Acquired tangible assets	7,965	(46,024)
Acquired intangible assets	(86,876)	(2,559,739)
Change in assets and liabilities:
Gross accounts receivable	(64,314)	(26,138)
Accounts payable	(15,715)	328,715
OID of the promissory note	(55,000)	-
Other current liabilities	68,149	31,339
Other current assets	81,156	(289,092)
Accrued interest	5,480	5,368
Increase in accrued payroll tax	39,720	39,721
Net cash used in operating activities	$(468,129)	$(2,630,152)
Investing Activities:
Capitalized software	(269,831)	(293,000)
Stock issued for acquisition	-	1,354,500
Net cash used in investing activities	$(269,831)	$1,061,500
Financing Activities:
Borrowing from (payments to) line of credit	8,123	175
Proceeds from promissory note	550,000	-
Net proceeds from SBA and PPP loan	(18,999)	(5,201)
Net proceeds from common stock	414,185	262,374
Related party advances	(81,000)	81,000
Noncontrolling interest	43,103	1,301,382
Forex gain (loss) on consolidation	(6,169)	-
Net cash provided by financing activities	$909,243	$1,639,731
Net increase in cash	171,283	71,079
Cash at beginning of the period	93,546	22,467
Cash at end of the period	$264,829	$93,546
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company intends to build a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, crypto, social/copy trading, and other high-growth fintech markets.

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

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023 but no later than June 30, 2023.

NSFX is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. NSFX trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and cryptocurrency-linked derivatives in real time.

On July 19, 2022, the Company signed a non-binding letter of intent to acquire fifty-one percent (51%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company signed a definitive agreement pending regulatory approval, paid a $20,000 non-refundable deposit, and transferred $180,000 to the escrow account to complete the transaction. The Company filed the CMA form with FINRA in February 2023. Once the Company receives approval from FINRA and pays the balance of $180,000, it will start consolidating income statements and balance sheets as it holds the controlling interest in CIM Securities.

Currently, we have three primary business segments, (1) Wealth Management, (2) Technology and Software Development, and (3) Margin Brokerage Business. The Company has signed a definitive agreement to acquire a controlling interest in the US Brokerage business pending regulatory approval.

Wealth Management – AD Advisory Services Pty Ltd.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs. ADS’ revenues, cost of sales, and gross profits for the fiscal year ending December 31, 2022, were $5,827,732, $5,275,741, and $551,991, respectively.

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●

Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

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

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, cryptocurrencies, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ending December 31, 2023.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company has no plans to commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company expects to commercialize the Robo Advice Platform by the fiscal year ending December 31, 2023.

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the fiscal year ending December 31, 2022, were $626,000, $159,051, and $466,949, respectively.

Subsidiaries of the Company

ADS is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million funds under advice.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023 but no later than June 30, 2023.

On July 19, 2022, the Company signed a non-binding letter of intent to acquire fifty-one percent (51%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company signed a definitive agreement pending regulatory approval, paid a $20,000 non-refundable deposit, and transferred $180,000 to the escrow account to complete the transaction. The Company filed the CMA form with FINRA in February 2023. Once the Company receives approval from FINRA and pays the balance of $180,000, it will start consolidating income statements and balance sheets as it holds the controlling interest in CIM Securities.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares issued to FRH. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, which Mr. Hong also owned.

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

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company approved the termination upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the Delaware General Corporation Law. Upon termination of Mr. Kerridge, the Company currently has four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. The Company executed two “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $23,551 after deducting financing costs associated with the Investment Agreement for the fiscal year ending December 31, 2021. The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

Promissory Note

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

NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA).

Board of Directors

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards. Mr. Provini has been the Chairman, CEO, and President of Natcore Technology Inc. since May 2009, a research and development company protected by 65 patents granted or pending. From November 1997 to October 2000, he was the President of Ladenburg Thalmann Asset Management and a Director of Ladenburg Thalmann, Inc., one of the oldest New York Stock Exchange members. He served as President of Laidlaw Asset Management and Chairman and Chief Investment Officer of Howe & Rusling, Laidlaw’s Portfolio Management Advisory Group, from November 1995 to September 1997. Mr. Provini served as Rodman & Renshaw’s Advisory Services President from February 1994 to August 1995. He was the President of LaSalle Street Corporation, a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, from January 1983 to April 1985. Mr. Provini has been a leadership instructor at the U.S. Naval Academy, Chairman of the U.S. Naval Academy’s Honor Board, and is a former Marine Corp. officer. Mr. Provini holds an undergraduate Engineering degree from the U.S. Naval Academy in Annapolis, Maryland, and a post-graduate degree from the University of Oklahoma.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge as the Board of Directors. The Company terminated Mr. Kerridge’s engagement upon the consent of the majority of the stockholders representing at least 68.73% of the issued and outstanding shares of the Company. The Company authorized the action according to Section 222 of the Delaware General Corporation Law. Upon the termination of Mr. Kerridge, the Company currently had four Board of Directors. Mitchell M. Eaglstein shall be the acting Chairman of the Company.

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

Upon the termination of Mr. Kerridge and the resignation of Mr. Provini, the Company currently had four Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors and officers of the Company. Gope S. Kundnani is considered an executive director by owning the Company’s stock of at least 10%. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2022 and 2021.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and reported infections globally. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on trade. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On December 31, 2022, and 2021, the Company had $264,829 and $93,546 cash and cash equivalent held at the financial institution.

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

At December 31, 2022, and 2021, the Management determined that the allowance for doubtful accounts was $137,371 and $117,487, respectively. The fiscal year’s bad debt expense ended December 31, 2022, and 2021 was $19,884 and $21,526, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $382,864 and $648,833 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2022, and 2021 respectively. The sales and marketing cost mainly included travel costs for stock-based compensation for marketing consultants, tradeshows, customer meet and greet, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.93% and 141.77% of the fiscal year’s sales ended December 31, 2022, and 2021.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers. Most of the Company’s revenues come from two contracts – IT support and maintenance (‘IT Agreement’) and software development (‘Second Amendment’) that fall within the scope of ASC 606.

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

The Company accounts for a contract when it and the customer (‘parties’) have approved the agreement and are committed to fulfilling their obligations. Each party can identify its rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

The Company considers the change in scope, price, or both as contract modifications. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumes a contract modification by oral agreement or implied by the customer’s customary business practice when agreed in writing. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods/services promised.

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the agreement. Solutions and services incapable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception involving these multiple elements.

Note 2 - Summary of Significant Accounting Policies (continued)

Since January 21, 2016 (‘Inception’), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based on the consideration outlined in an arrangement or contract with a customer.

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

To allocate the transaction price, the Company gives an amount that best represents the consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” the promised goods or services when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when it can directly use and substantially obtain all the remaining benefits from an asset. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

For the period ending December 31, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation. The second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company has received two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful platform installation. The Company has recognized revenue of $160,000 for the fiscal year ending December 31, 2017. On December 31, 2019, the Company wrote off a software development revenue equaling $18,675 for the fiscal year ending December 31, 2017, for accounts receivable, over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement. The purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a complete and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) to continue the asset purchase agreement. The Company signed the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part sold source code in four equal installments of $20,000 each. The Company received payments by May 5, 2019.

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

On February 5, 2018 (‘Effective Date’), the Company signed an IT support and maintenance agreement (‘IT Agreement’) with an FX/OTC broker (‘FX Broker’) regulated by the Malta Financial Services Authority. The Company earns a recurring monthly payment from the FX Broker for delivering IT support and maintenance services (‘Services’) to FX Broker’s legacy technology infrastructure. The term of this Agreement commenced on the Effective Date and shall continue until terminated by either party either for cause, bankruptcy, and other default clauses. The Company completes and satisfies its performance obligation upon accomplishing all support and maintenance activities every month. The Company invoices the FX Broker at the beginning of the month for services performed, delivered, and accepted for the prior month. At the time of the invoice, the Company renders all Services, and any cash received for Services is non-refundable.

According to the contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2021. On December 31, 2022, and 2021, the Company had $264,829 and $93,546 cash and cash equivalent held at the financial institution.

Revenues

For the fiscal year ending December 31, 2022, and 2021, the Company had ten (10) and eight (8) active customers. Revenues generated from the top three (3) customers represented approximately 81.01% and 52.98% of total revenue for the fiscal year ending December 31, 2022, and 2021 respectively.

Accounts Receivable

At December 31, 2022, and 2021, the company’s top four (4) customers comprise roughly 89.85% and 100.00% of total A/R, respectively. The loss of any of the top four (4) customers would significantly impact the Company’s operations.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain and cannot capitalize on the R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the fiscal year ending December 31, 2022, and 2021, the Company incurred $1,800 and $0 R and D costs. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate in the range; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal year ending December 31, 2022, and 2021.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable yearly.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, is likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties for tax contingencies in providing income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

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

Amortization expenses were $159,051 and $274,462 for the fiscal year ending December 31, 2022, and 2021 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App and NFT Marketplace. The Company is currently capitalizing on the costs associated with the development. The R and D costs in the period ending September 30, 2022, were due to evaluating the technological feasibility costs of the Robo Advice Platform. The R and D costs in the period ending December 31, 2022, were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

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

For FRH Group convertible note dated April 24, 2017, the stock’s value at the issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF. As of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the issuance date because the debt is convertible.

The $97,996 amount is equal to the intrinsic value, and the Company allocated it to additional paid-in capital in 2017.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS and NSFX in the Australian Dollar (“AUD”) and Euro Dollar (“EUR”), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

December 31, 2022
USD: AUD	$1.4670
USD:EUR	$0.932

Average exchange rate for the period:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022
USD: AUD	$1.382	1.391	1.436	1.522

The Company ADS’ functional currency is AUD, and the reporting currency is the US dollar. The Company NSFX’s functional currency is EUR, and its reporting currency is the US dollar.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2022, and 2021, the Company had 158,048,019 and 86,063,490 weighted average basic and dilutive shares issued and outstanding, respectively. On December 31, 2020, the Company had 20,000,000 million potentially dilutive shares related to four (4) outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

During the period ended December 31, 2022, and 2021, common stock equivalents were anti-dilutive due to a net loss. Hence they are not considered in the computation.

Note 2 - Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process; an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. Refer to Note 2, Revenue from Major Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets’ valued at $2,646,615. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than its carrying value. The Company did not record impairment for the fiscal year ending December 31, 2022.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At December 31, 2022, and 2021, the accumulated deficit was $4,335,053 and $3,230,679, respectively. At December 31, 2022, and 2021, the working capital surplus and the deficit were $541,359 and $199,132, respectively. The increase in the working capital surplus was mainly due to the acquisition of NSFX, resulting in the increase of current assets over current liabilities as of December 31, 2022.

During the fiscal year ending December 31, 2022, and 2021, the Company incurred a net profit and a net loss of $1,104,374 and $1,736,695.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2022, the Company had $264,829 cash. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. For the fiscal year ending December 31, 2022, and 2021, the Company has earned increased revenues year-over-year and decreased operating expenses as a percentage of total revenue. As a result, the Company continues to experience limited cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company cannot continue as a going concern.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ending December 31, 2022, and 2021, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2022, and 2021, the gross capitalized software asset was $1,586,989 and $1,317,158, respectively. At the end of December 31, 2022, and 2021, the accumulated software depreciation and amortization expenses were $825,347 and $666,296, respectively. As a result, the unamortized balance of capitalized software on December 31, 2022, and 2021, was $761,642 and $650,862.

The Company has estimated aggregate amortization expense for each of the five (5) succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

Estimated Amortization Expense:

Fiscal year ended December 31, 2023	$22,503
Fiscal year ended December 31, 2024	$0
Fiscal year ended December 31, 2025	$0
Fiscal year ended December 31, 2026	$0
Fiscal year ended December 31, 2027	$0

NOTE 5. RELATED PARTY TRANSACTIONS

In April 2016, the Company established its wholly-owned subsidiary – FRH Prime Ltd. (“FRH Prime”), incorporated under section 14 of Bermuda’s Companies Act 1981. In January 2017, FRH Prime established its wholly-owned subsidiary – FXClients Limited (“FXClients”), under the United Kingdom Companies Act. The Company established FRH Prime and FXClients to conduct financial technology service activities. The Company established FRH Prime and FXClients to conduct financial technology service activities. At present, both companies have ceased to exist.

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

In September 2022, the Company issued 30,000,000 common stock for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000 valued at $60,000. Mr. Kundnani is the director and owner of APL.

The Company paid off all the outstanding related parties’ liabilities as of January 31, 2022.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases at the close of business on December 31, 2022, and cash is drawn at 12% and 25%, respectively. As of December 31, 2022, the Company complies with the credit line’s terms and conditions. At December 31, 2022, and 2021, the outstanding balance was $47,369 and $39,246, respectively.

NOTE 7. NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. The Company executed Convertible Promissory Notes, due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances, but in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity. The parties have extended the Notes’ maturity date to June 30, 2021.

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

The Company will pay the Notes’ outstanding principal amount, together with interest at 6% per annum, in cash on the Maturity Date to this Note’s registered holder. In the event the Company does not make, when due, any payment, when due, of principal or interest required to be made, the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The Company plans to apply for PPP Note forgiveness. The PPP Note outstanding balance is $40,139.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $131,194 as of December 31, 2022.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $25,438 and $29,705 for the fiscal year ending December 31, 2022, and 2021, respectively.

Effective October 29, 2019, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space on a need basis. The new rent payment or membership fee for Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

From February 2019 to the present, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month as the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

As all leases are either on a month-to-month basis or less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative costs.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 per month to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO.

Accrued Interest

At December 31, 2022, and December 31, 2021, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $14,703 and $9,224, respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2022. As of December 31, 2022, the Company has assessed federal and state payroll tax payments in the aggregate amount of $204,828, and we have included it in the General and administrative expenses.

NOTE 10. STOCKHOLDERS’ DEFICIT

Authorized Shares

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Delaware to change authorized shares. As per the Amendment, the Company shall have the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

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

As of December 31, 2022, and December 31, 2021, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 250,000,000 shares of common stock, a par value of $0.0001 per share.

As of December 31, 2022, and December 31, 2021, the Company had 211,275,550 and 141,811,264, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and Felix R. Hong, respectively, as the founders in consideration of services rendered to the Company. As of December 31, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

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

On December 22, 2021, the Company issued 45,000,000 restricted common shares to ADFP to acquire a 51.00% controlling interest in AD Advisory Service Pty Ltd, Australia’s regulated wealth management company.

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

On July 31, 2022, the Company issued 250,000 restricted common shares for professional services to a consultant valued at $9,475.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000.

On September 30, 2022, the Company issued 5,000,000 restricted common shares to Gope S. Kundnani for services valued at $60,000.

On December 12, 2022, the Company issued 20,000,000 restricted common shares to two officers for services valued at $166,000.

On December 15, 2022, the Company issued 8,000,000 restricted common shares to two officers for services valued at $76,000.

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

The Warrants are redeemable by the Company, upon thirty (30) day notice, at $.05 per Warrant, provided the average of the closing bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System (or the average of the last sale price if the Common Stock is then listed on the NASDAQ National Market System or a securities exchange), shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive trading days before the date on which the Company gives notice of redemption. The holders of Warrants called for redemption have exercised rights until the close of business on the date fixed for redemption.

The exercise price and the number of shares of Common Stock or other securities issuable on the exercise of the Warrants are subject to adjustment in certain circumstances, including stock dividend, recapitalization, reorganization, merger, or consolidation of the Company. However, no Warrant is subject to adjustment for issuances of Common Stock at a price below the exercise price of that Warrant.

As of this report’s date, no Class A Warrants have been exercised, and all have expired.

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

Note 12. Income Taxes

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Income Tax	Deferred Tax Assets/Liability
	December 31, 2022		December 31, 2021
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(1,104,374)	(231,919)	(1,736,695)	(364,706)
Stock/options issued for services	476,746	100,117	1,526,404	320,545
Depreciation and amortization	159,051	33,401	-	-
Tax income (loss)	(468,577)	(98,401)	(210,291)	(44,161)

Prior Year NOL (exclude effect of state tax)	(888,734)	(186,634)	(678,443)	(142,473)
Cumulative NOL	(1,357,311)	(285,035)	(888,734)	(186,634)

	December 31, 2022	December 31, 2021
Net operating loss carry forwards	285,035	186,634
Stock/options issued for services	100,117	320,545
Depreciation and amortization	33,401	-
Goodwill impairment	-	-
Tax rate change	-	-
Valuation allowance	(418,553)	(507,179)
Total	-	-

Tax at statutory rate (21%)	(231,919)	(364,706)
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	231,919	364,706
Total	-	-

In 2022 and 2021, the Company had pre-tax income and losses of $1,104,374 and $1,736,695, respectively, available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2022 and 2021, including Net Operating Loss (NOL) carryforwards generated during the years. We could realize our deferred tax assets based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income.

On December 22, 2017, the United States President signed the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify individual and business policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate for corporations. The rate reduction will take effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets. As we provided a full valuation allowance against our net deferred tax assets, we have not recorded any tax impact due to the tax rate change.

Note 12. Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on generating future taxable income when those temporary differences become deductible. The Company believes it is unlikely to realize the benefits of NOL carryforward. In recognition of this risk, we have provided a valuation allowance of $231,919 on the deferred tax assets related to these NOL carryforwards. Suppose our assumptions change, and we determine that we can realize these NOLs. In that case, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2022, will be accounted for as follows: the Company will recognize approximately $231,919 as an increased income tax expense and record $231,919 as a decrease in equity.

Based on the available objective evidence, management believes it is likely that the net deferred tax assets will not be fully realizable on December 31, 2022. Accordingly, management maintained a full valuation allowance against its net deferred tax assets on December 31, 2022. The net change in the total valuation allowance for the twelve (12) months ending December 31, 2022, decreased by $142,473. On December 31, 2022, and 2021, we had federal and state net operating income and loss carry-forwards of approximately $4,335,053 and $3,230,679, respectively, expiring in 2037 for the federal and 2037 for the state.

For the years ended December 31, 2022, and 2021, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions defined under ASC 740. Should such a position be identified in the future, and if the Company owes interest and penalties, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The Company has submitted and received acceptance of the United States Federal return for 2022 and 2021. The Company was not subject to tax examination by authorities in the United States before 2016. The State Franchise Tax return for 2022 and 2021 has been submitted and accepted by Delaware State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

As of December 31, 2022, the Company has assessed federal and state payroll tax payments in the aggregate amount of $204,828, and we have included it in the General and administrative expenses. The Company has no foreign tax expenses and liabilities as of December 31, 2022, and 2021.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through April 17, 2023, when these financial statements were available to be issued.

In January 2023, the Company issued 5,309,179 common shares valued at $60,525 and $60,000 in six equal installments of $10,000 each from February 2023 to July 2023 to settle the difference in consideration shares issued with the AJB Note.

FINRA Rule 1017 requires the Company to file continuing membership applications (CMAs) as it plans to apply for changes in ownership, control, and business operations. The Company filed the CMA form with FINRA in February 2023 to effect the change of ownership of CIM Securities, LLC, where the Company interest shall be 51.00%.

In February 2023, the Company paid off all the outstanding balance of $550,000 and any accrued interest related to the AJB Note.

In February 2023, the Company issued 115,000,000 shares to Alchemy Prime Ltd for $550,000. The Company used the funds to pay off the outstanding AJB Note.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023 but no later than June 30, 2023..

In March 2023, the Company issued 2,000,000 shares for $20,000 cash.

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

