Form 10-K/A
period 2022-12-31
FDCTECH, INC.
filed 2023-05-03
CIK 1722731

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and any forward-looking statements are subject to change and inherent risks and uncertainties.

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. It may impact our software development capabilities and the Company’s business plans if we cannot relocate our technical and development operations to a safer zone.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2022, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

FDCTECH, INC.

Date: May 3, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 3, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	May 3, 2023
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	May 3, 2023
Imran Firoz	Accounting Officer)

FDCTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of FDCTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

NOTE 14. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through May 3, 2023, when these financial statements were available to be issued.

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

