Form 10-K/A
period 2022-12-31
FDCTECH, INC.
filed 2023-05-05
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

This Amendment No.3 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part II (Item 9 A of the Annual Report and Amendments thereof of FDCTech, Inc. (the “Company”) for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, May 3 and May 5, 2023, respectively, to revise our disclosure in such reports.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates the following Item of the its Form 10-K/A Amendment No. 2 to the extent necessary to reflect the adjustments discussed above:

-	Part III. Item 9. Controls And Procedures.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1, and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing or Amendments thereto. This Amendment No. 3 does not reflect subsequent events occurring after the original filing date of the Form 10-K, as amended by Amendment No. 1 and Amendment No. 2, or otherwise modify or update in any way disclosures made in the Form 10-K, as amended by Amendment No. 1 and Amendment 2. This Amendment No. 3 should be read in conjunction with the Form 10-K and Amendments No. 1 and No. 2.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

FDCTECH, INC.

Date: May 5, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 5, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	May 5, 2023
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	May 5, 2023
Imran Firoz	Accounting Officer)

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

