Form 10-Q
period 2023-03-31
FDCTECH, INC.
filed 2023-05-12
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on May 12, 2023, was 333,584,729.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current assets:
Cash	$139,844	$264,829
Accounts receivable, net of allowance for doubtful accounts of $136,487 and $123,987, respectively	53,083	65,583
Other current assets	421,923	435,814
OID promissory note	-	55,000
Total Current assets	614,850	821,226
Capitalized software, net	811,518	761,642
Acquired tangible assets	36,751	38,059
Acquired intangible assets	2,646,102	2,646,615

Total assets	$4,109,221	$4,267,542
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$456,600	$429,500
Line of credit	50,566	47,369
Payroll tax payable	219,965	204,828

Promissory note	-	550,000
Cares act- paycheck protection program advance	37,141	40,139
Other current liabilities	51,677	99,488
Total Current liabilities	815,949	1,371,324
SBA loan – non-current	129,068	131,194
Cares act- paycheck protection program advance – non-current	-	-
Accrued interest – non-current	16,034	14,704
Total liabilities	961,051	1,517,222
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of March 31, 2023, and December 31, 2022	400	400
Common stock, par value $0.0001, 500,000,000 shares authorized; 333,584,729 and 211,275,550 shares issued and outstanding, as of March 31, 2023 and December 31, 2022	33,358	21,127
Additional paid-in capital	6,349,824	5,725,530
Accumulated other comprehensive income	(7,176)	(6,169)
Accumulated deficit	(4,572,228)	(4,335,053)
Total FDCTech, Inc. stockholders’ equity (deficit)	1,804,178	1,405,835
Noncontrolling interest	1,343,992	1,344,485
Total liabilities and stockholders’ deficit	$4,109,221	$4,267,542

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Revenues
Technology & software	173,250	67,500
Wealth management	1,372,437	1,473,622
Total revenue	$1,545,687	$1,541,122
Cost of sales
Technology & software	19,032	60,494
Wealth management	1,230,114	1,314,956
Total cost of sales	1,249,146	1,375,450
Gross Profit	$296,541	165,672
Operating expenses:
General and administrative	494,689	389,054
Sales and marketing	30,005	169,393
Total operating expenses	524,694	558,446
Operating loss	(228,153)	(392,774)
Other income (expense):
Other interest expense	(9,398)	(11,180)
Other income (expense)	375	10
Total other expense	(9,022)	(11,170)
Loss before provision for income taxes	(237,175)	(403,944)
Provision for income taxes	-	-
Net loss	$(237,175)	$(403,944)
Less: Net income attributable to noncontrolling interest	-	14,748
Net income attributable to FDCTech’s shareholders	(237,175)	(389,196)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	299,209,220	146,698,905

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Three months ended March 31, 2022
Balance, December 31, 2021	4,000,000	400	141,811,264	$14,181	$4,841,545	$-	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750
Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Net loss	-	-	-		-	-	(389,196)	(389,196)
Balance, December 31, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$-	$(3,619,875)	$1,515,708
Three months ended March 31, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$(6,169)	$(4,335,053)	$1,405,835
Common shares issued for cash valued at $0.0114 per share	-	-	5,309,179	531	59,994	-	-	60,525
Common shares issued for services valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for cash valued at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
FX gain (loss)	-	-	-	-	-	(1,007)	-	(1007)
Net loss	-	-	-		-		(237,175)	(237,175)
Balance, March 31, 2023	4,000,000	$400	333,584,729	$33,358	$6,349,824	$(7,176)	$(4,572,228)	$1,804,178

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Net loss	$(237,175)	$(389,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	19,032	60,494
Common stock issued for services	60,525	165,271
Accounts receivable allowance	12,500	-
Acquired tangible assets	1,308	(2,169)
Acquired intangible assets	513	(44,846)
Change in assets and liabilities:
Gross accounts receivable	-	(19,000)
Accounts payable	27,100	(36,715)
Other current liabilities	(47,811)	(8,529)
Debt issuance cost	-	(82,874)
OID of promissory note	55,000	(55,000)
Other current assets	13,891	72,681
Accrued interest	1,330	1,402
Increase in accrued payroll tax	15,137	10,045
Net cash used in operating activities	$(78,650)	$(328,435)
Investing Activities:
Capitalized software	(68,908)	(62,525)
Net cash used in investing activities	$(68,908)	$(62,525)
Financing Activities:
Borrowing from (payments to) line of credit	3,197	(15,383)
Proceeds from promissory note	(550,000)	550,000
Net proceeds from SBA loan	(5,124)	(2,126)
Net proceeds from common stock	576,000	114,185
Related party advances	-	(81,000)
Noncontrolling interest	(1,500)	29,381
Net cash provided by financing activities	$22,573	$595,057
Net decrease in cash	(124,985)	204,097
Cash at beginning of the period	264,829	93,546
Cash at end of the period	$139,844	$297,643
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	-

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

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023.

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

Wealth Management – AD Advisory Services Pty Ltd.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs. ADS’ revenues, cost of sales, and gross profits for the three months ending March 31, 2023, were $1,372,437, $1,230,114, and $142,323, respectively.

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

The consolidated revenues, cost of sales, and gross profits for Technology and Software Development for the three months ending March 31, 2023, were $173,250, $19,032, and $154,218, respectively.

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

Termination of Acquisition of Genesis Financial, Inc.

In line with the new strategic direction, on June 2, 2021, the Company entered into a Stock Purchase Agreement (the “Genesis Agreement”) with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“GFNL” or “Seller”). According to the Agreement, the Company plans to acquire 100% of the issued and outstanding equity interests of GNFL, including its wholly owned subsidiaries and other variable interest entities, in consideration for 70,000,000 shares of the Company’s restricted common stock (the” “Securities”) valued at thirty-five Million U.S. Dollars ($35,000,000).

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

Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. From October 2021 to February 2022, the Company executed seven (7) “Purchase Notice Right” under an Investment Agreement with White Lion and received a net of $111,244 after deducting financing costs associated with the Investment Agreement for the fiscal year ending December 31, 2022.

Related Party Loan

The Company also received a net amount of $81,000 from the related parties to fund its operations for the fiscal year ending December 31, 2021. The Related Party loan was paid back during the fiscal year ending December 31, 2022.

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $37,141 as of March 31, 2023.

Promissory Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock priced at $.07 per share upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. The Company paid off the AJB Note in full in February 2023.

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

On April 18, 2023, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of BFB as the Company’s independent registered public accounting firm. The reports of BFB on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022, and 2021 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified for uncertainty audit scope or accounting principles.

On April 18, 2023, the Company appointed Bolko & Company (“Bolko”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On March 31, 2023, and December 31, 2022, the Company had $139,844 and $264,829 cash and cash equivalent held at the financial institution.

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

At March 31, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $136,487 and $123,987, respectively. There was $12,500 and $0 bad debt expense for the three months ended March 31, 2023, and 2022.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $30,005 and $169,393 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The decrease in expense is mainly due to the reduction in promotional marketing costs for the three-month ending March 31, 2023.

The sales, marketing, and advertising expenses represented 1.94% and 10.99% of the sales for the three months ended March 31, 2023, and 2022.

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

For the period ending December 31, 2019, the Company’s two primary revenue streams accounted for under ASC 606 follows:

The Company entered into a definitive asset purchase agreement on July 19, 2017, to sell the code, installation, and future development for two hundred and fifty thousand ($250,000) dollars. The first part was the sale of source code and installation. The second part consisted of the future development of the Platform, which is not essential to the functionality of the Platform, as third parties or customer(s) themselves can perform these services. By December 31, 2017, the Company received two installments totaling one hundred and sixty thousand ($160,000) dollars for the source code and successful platform installation. The Company has recognized revenue of $160,000 for the fiscal year ended December 31, 2017. On December 31, 2019, the Company wrote off a software development revenue equaling $18,675 for the fiscal year ended December 31, 2017, for accounts receivable over ninety days. However, in August 2018, the Company signed the second amendment to the asset purchase agreement. The purchaser issued to the Company seventeen thousand, seven hundred and fifty dollars ($17,750) as a complete and final settlement of all past delivered services. The Company received the funds in September 2018. On September 4, 2018, the Company signed the Second Amendment Agreement (‘Second Amendment’) to continue the asset purchase agreement. The Company signed the First Amendment Agreement signed on July 19, 2017, and August 1, 2017, between the Company and the Purchaser. Under the Second Amendment, the Company received $80,000 as the second part was selling source code in four equal installments of $20,000 each. The Company received payments by May 5, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances are within FDIC limits as of March 31, 2023, and December 31, 2022.

Revenues

Technology & Software Revenue – The Company generated Technology & Software Revenue of $173,250 and $67,500 for the three months ended March 31, 2023, and 2022. For the three-month ended March 31, 2023, and 2022, the Company had thirteen (13) and four (4) active customers, which is the main reason for the increase in revenue. Revenues generated from the top three (3) customers represented approximately 95.42% and 61.20% of Technology and Software revenue for the three months ended March 31, 2023, and 2022.

Wealth Management Revenue – the Company’s subsidiary ADS generated $1,372,437 in revenue from 28 advisors for the three-month ending March 31, 2023.

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

At March 31, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $136,487 and $123,987, respectively. There was $12,500 and $0 bad debt expense for the three months ended March 31, 2023, and 2022.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended March 31, 2023, and 2022, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. The Company is currently not involved in any litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on March 31, 2023, and December 31, 2022.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

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

Amortization expense was $19,032 and $60,494 for the three months ended March 31, 2023, and 2022 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App and NFT Marketplace. The Company is currently capitalizing the costs associated with the development. The Company spent $15,600 in R and D costs in the fiscal year ended December 31, 2021 to evaluate the technical feasibility of the Condor Investing and Trading App.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), and the Euro (“EUR”) as some of our clients pay in EUR; we have cash balances in EUR into US$1.00 at the following exchange rates for the respective dates.

Exchange rate at the reporting end date:

March 31, 2023
USD: AUD	$1.4952
USD: EUR	$0.9202

Average exchange rate for the period:

January 1, 2022, to March 31, 2023
USD: AUD	$1.4622

The Company subsidiary’s functional currency is AUD, and reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the three months ended March 31, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss of $237,175 and $389,196, respectively, for the period. Hence, the Company has not considered it in the computation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments to this standard is permitted for all entities. The Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material effect on its financial reporting.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At March 31, 2023, and December 31, 2022, the accumulated deficit was $4,572,228 and $4,335,053, respectively. At March 31, 2023, and December 31, 2022, the working capital deficit was $201,099 and $550,098, respectively. The working capital deficit decreased mainly due to the lower cash balances compared to the previous period, decreasing current assets.

During the three months ended March 31, 2023, and 2022, the Company incurred a net loss of $237,175 and $389,196.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of March 31, 2023, and December 31, 2022, the Company had $139,844 and $264,829 cash. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following March 31, 2023. Even though the Company’s revenues have increased considerably following the acquisition of ADS, we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms of such type of financing and capital might be available. The Company expects to integrate operations of NSFX in the second half of fiscal 2023. This will allow the Company to increase its revenue and cash flow.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock priced at $.07 per share upon issuance of the Note (the “Shares”), and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. The Company paid off the outstanding loan in February 2023.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At March 31, 2023, and December 31, 2022, the gross capitalized software assets were $1,650,397 and $1,586,989, respectively. At the end of March 31, 2023, and 2022, the accumulated software amortization expenses were $844,378 and $825,347, respectively. As a result, the unamortized balance of capitalized software on March 31, 2023, and December 31, 2022, was $811,518 and $761,642.

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

In January 2023, the Company issued 115,000,000 common stock for cash consideration of $550,000 to Gope S. Kundnani, the director of the Company.

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2022, for purchases and cash withdrawals at 12% and 25%, respectively. As of March 31, 2022, the Company complies with the credit line’s terms and conditions. At March 31, 2023, and December 31, 2022, the outstanding balance was $50,566 and $47,369, respectively.

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

The Company will pay the Notes’ outstanding principal amount and interest at 6% per annum in cash on the Maturity Date to this Note’s registered holder. In the event the Company does not make, when due, any payment, when due, of principal or interest required to be made, the Company will pay, on demand, interest on the amount of any overdue payment of principal or interest for the period following the due date of such payment, at a rate of ten percent (10%) per annum.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $37,141 as of March 31, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $145,102 as of March 31, 2023.

AJB Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. The Company paid off the loan in February 2023.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expenses were $6,195 and $7,421 for the fiscal year ended March 31, 2023, and 2022, respectively.

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

As all leases are either on a month-to-month basis or for less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative costs.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company still needs to formalize performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company expenses $15,000 monthly to its CEO and CFO.

Accrued Interest

At March 31, 2023, and December 31, 2022, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $16,034 and $14,703, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of March 31, 2023, the Company has assessed federal and state payroll tax payments in the aggregate amount of $219,965, and we have included it in the General and administrative expenses.

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

As of March 31, 2023, and December 31, 2022, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of March 31, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

The preferred stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and Felix R. Hong (FRH Group) as the founders in consideration of services rendered to the Company.

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the Director of the Company. As of March 31, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

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

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB to compensate for consideration shares related to the AJB Note valued at $60,525.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

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

As of this report’s date, holders did not exercise Class A Warrants, and all have expired.

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

NOTE 12. SUBSEQUENT EVENTS

On April 18, 2023, the Company appointed Bolko & Company (“Bolko”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2023.

On April 21, 2023, the Board approved the share issuance of 20,800,000 for cash consideration of $100,000 to Gope S. Kundnani or his assignees.

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

Wealth Management Revenue & Gross Margins:

	Fiscal year ended March 31, 2023 (Audited)	Fiscal year ended March 31, 2022 (Audited)
Revenue, $	1,372,437	1,473,622
Cost of sales, $	1,230,114	1,314,956
Gross Profit (loss), $	142,323	158,666

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other cryptocurrency-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.

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

The Company has thirteen (13) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

Technology & Software Development Revenue & Gross Margins:

	Fiscal year ended March 31, 2023 (Audited)	Fiscal year ended March 31, 2022 (Audited)
Revenue, $	173,250	67,500
Cost of sales, $	19,032	60,494
Gross Profit (loss), $	154,218	7,006
Gross Margins, %	89.01%	10.38%

For the three months ended March 31, 2023, and 2022, the Company had thirteen (13) and four (4) active customers. The increase in customers increased Technology & Software Development Revenue for the three months ending March 31, 2023, compared to the previous period.

Margin Brokerage (Europe and the Middle East) – NSFX Ltd.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary NSFX Ltd (“NSFX”). NSFX is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in NSFX. The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of NSFX’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023.

NSFX is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. NSFX trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and cryptocurrency-linked derivatives in real-time.

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

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $10,242,852 in revenues from January 21, 2016 (inception) to March 31, 2023. For the three months ending March 31, 2023, and 2022, the Company generated $1,545,687 and $1,541,122 in revenues. At March 31, 2023, the Company had a cash balance of $139,844 and an accumulated deficit of $4,572,228.

Financial Condition at March 31, 2023

On March 31, 2023, the accumulated deficit, cash balance, and working capital deficit were $4,572,228, $139,844, and $201,099, respectively.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

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

Financial Condition at December 31, 2022

On December 31, 2022, the accumulated deficit, cash balance, and working capital deficit were $4,335,053, $264,829, and 550,098, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023, compared with Three Months Ended March 31, 2022

For the three months ended March 31, 2023, and 2022, the Company had thirteen (13) and four (4) active customers. Revenues generated from the top three (3) customers represented approximately 61.20% and 95.42% of Technology and Software revenue for the three months ended March 31, 2023, and 2022.

The consolidated revenues for the three months ended March 31, 2023, and 2022 were $1,545,687 and $1,541,122, respectively. During the three months ended March 31, 2023, and 2022, the Company incurred a net loss of $237,175 and $389,196.

The total revenue breakdown for the three months ended March 31, 2023, and 2022 is below:

Three Months Ended	March 31, 2023	March 31, 2022
Revenue Description	% of Total	% of Total
Wealth Management	88.68%	95.74%
Technology Solutions	5.51%	2.79%
Software Development	5.82%	1.47%
Total	100.00%	100.00%

During the three months ended March 31, 2023, and 2022, the Company incurred general and administrative costs (“g and a”) of $494,689 and $389,054 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended March 31, 2023, is due to the rise in legal and professional fees, financing costs, and ADS’ g and a. The g and a expenses were 32.00% and 25.24% of the revenue for the three months ended March 31, 2023, and 2022, respectively. Amortization expense was $19,032 and $60,494 for the three months ended March 31, 2023, and 2022 respectively, included in the Cost of sales. The amortization expense for the three months ended March 31, 2023, are due to the cumulative amortization expense of Condor Web Trader and Condor Mobile Trader. The amortization expense for the three months ended March 31, 2022, due to the cumulative amortization expense of Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader.

The rental expense was $6,195 and $7,421 for the three months ended March 31, 2023, and 2022, respectively. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture and fixtures and any leasehold improvements at 200 Spectrum Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2. Effective February 2019, the Company leases office space at Suite 205, Building 9, Potamos Germasogeia, 4047, Limassol District, Cyprus, from an unrelated party for a year. The Company uses the office for sales and marketing in Europe and Asia. The office’s monthly rent payment is $1,750; we have included in the General and administrative expenses. From February 2020, the Company extended the one-year agreement to $1,750 monthly. Effective April 2019, the Company leases office space at Suite 512, 83 Plan, Chelyabinsk, Russia, from an unrelated party for an eleven-month term. The office’s rent payment is $500 monthly, including the General and administrative expenses. From March 2020, this agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey.

The Company incurred $30,005 and $169,393 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.94% and 10.99% of the sales for the fiscal year ending March 31, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2023, and December 31, 2022, we had a cash balance of $139,844 and $264,829, respectively.

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

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB to compensate for consideration shares related to the AJB Note valued at $60,525.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

GOING CONCERN CONSIDERATION

We have yet to generate significant revenues and operating income from inception to March 31, 2023, to cover our operating costs. As of March 31, 2023, and December 31, 2022, the Company accumulated deficits of $4,572,228 and $4,335,053, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2022, and 2021, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for an exemption; as a result, the Company may delay the adoption of certain accounting standards until the standards would otherwise apply to private companies.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting o March 31, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2023, and 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB to compensate for consideration shares related to the AJB Note valued at $60,525.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

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

FDCTECH, INC.

Date: May 12, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 12, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

