Form 10-Q
period 2023-06-30
FDCTECH, INC.
filed 2023-08-11
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 11, 2023, was 333,584,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current assets:
Cash	$127,057	$264,829
Accounts receivable, net of allowance for doubtful accounts of $136,487 and $123,987, respectively	2,857,581	65,583
Other current assets	1,142,499	435,814
OID promissory note	-	55,000
Total Current assets	4,127,137	821,226
Fixed assets, net	3,096	-
Capitalized software, net	895,748	761,642
Acquired tangible assets	35,953	38,059
Acquired intangible assets	2,600,800	2,646,615

Total assets	$7,662,734	$4,267,542
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$519,450	$429,500
Line of credit	50,310	47,369
Payroll tax payable	226,779	204,828
Business acquisition loan	350,000	-
Promissory note	-	550,000
Cares act- paycheck protection program advance	32,644	40,139
Other current liabilities	640,632	99,488
Total Current liabilities	1,819,815	1,371,324
SBA loan – non-current	126,941	131,194
Deferred tax liabilities	349,326	-
Accrued interest – non-current	17,386	14,704
Total liabilities	2,313,468	1,517,222
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of June 30, 2023, and December 31, 2022	400	400
Common stock, par value $0.0001, 500,000,000 shares authorized; 333,584,729 and 211,275,550 shares issued and outstanding, as of June 30, 2023 and December 31, 2022	33,358	21,127
Additional paid-in capital	6,349,824	5,725,530
Accumulated other comprehensive income	(8,933)	(6,169)
Accumulated deficit	(3,649,885)	(4,335,053)
Total FDCTech, Inc. stockholders’ equity (deficit)	2,724,764	1,405,835
Noncontrolling interest	2,624,502	1,344,485
Total liabilities and stockholders’ deficit	$7,662,734	$4,267,542

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$301,315	$89,000	$474,565	$156,500
Wealth management	1,463,834	1,436,849	2,836,271	2,910,471
Total revenue	1,765,149	1,525,849	3,310,836	3,066,971
Cost of sales
Technology & software	3,471	60,494	22,503	120,988
Wealth management	1,319,021	1,310,234	2,549,135	2,625,190
Total cost of sales	1,322,492	1,370,728	2,571,638	2,746,178
Gross Profit	442,657	155,121	739,198	320,793
Operating expenses:
General and administrative	485,020	456,000	979,709	845,053
Sales and marketing	11,818	70,055	41,823	239,448
Total operating expenses	496,838	526,055	1,021,532	1,084,501
Operating income (loss)	(54,181)	(370,934)	(282,334)	(763,708)
Other income (expense):
Gain on purchase	979,342	-	979,342	-
Other interest expense	(1,454)	(10,546)	(10,852)	(21,726)
Other income (expense)	(1,363)	7	(988)	17
Total other income (expense)	976,525	(10,539)	967,502	(21,709)
Income (loss) before provision for income taxes	922,343	(381,473)	685,168	(785,417)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	922,343	(381,473)	685,168	(785,417)
Less: Net income attributable to noncontrolling interest	(43,525)	(51,246)	(43,525)	(36,499)
Net income attributable to FDCTech’s shareholders	$965,868	$(330,227)	$728,693	$(748,918)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	333,584,729	148,025,550	316,587,950	147,369,598

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Three months ended June 30, 2022

Balance, March 31, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$-	$(3,619,875)	$1,515,708
Net loss adjustment for previous period ended March 31, 2022	-	-	-	-	-	-	(29,496)	(29,496)
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Net loss	-	-	-	-	-	-	(330,227)	(330,227)
Balance, June 30, 2022	$4,000,000	$400	$148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816
Three months ended June 30, 2023
Balance, March 31, 2023	4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(7,176)	$(4,572,228)	$1,804,178

Forex gain (loss) on consolidation	-	-	-	-	-	(1,757)	-	(1,757)
Net Income (loss)	-	-	-	-	-	-	922,343	922,343
Balance, June 30, 2023	$4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(8,993)	$(3,649,885)	$2,724,764

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Six months ended June 30, 2022

Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$-	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750

Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Net loss	-	-	-		-		(748,918)	(748,918)
Balance, June 30, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816
Six Months Ended June 30, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$(6,169)	$(4,335,053)	$1,405,835
Common shares issued for cash valued at $0.0114 per share	-	-	5,309,179	531	59,994	-	-	60,525
Common shares issued for services valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for cash valued at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
FX gain (loss) on consolidation	-	-	-	-	-	(2,764)	-	2,764)
Net loss	-	-	-	-	-	-	685,168	685,168
Balance, June 30, 2023	$4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(8,993)	$(3,649,885)	$2,724,764

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2023	June 30, 2022
Net Income (loss)	$685,168	$(748,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	22,503	120,988
Common stock issued for services	60,525	165,271
Acquired tangible assets	2,106	6,067
Acquired intangible assets	45,815	(47,472)
Change in assets and liabilities:
Gross accounts receivable	(2,791,998)	(16,000)
Fixed assets, net	(3,096)
Accounts payable	89,950	(44,715)
Other current liabilities	541,144	137,107
Debt issuance cost	-	(20,719)
OID of promissory note	55,000	(55,000)
Other current assets	(706,685)	120,043
Accrued interest	2,682	2,781
Increase in accrued payroll tax	21,951	19,937
Deferred tax liabilities	349,326
Net cash used in operating activities	$(1,625,609)	$(360,630)
Investing Activities:
Capitalized software	(156,609)	(129,025)
Net cash used in investing activities	$(156,609)	$(129,025)
Financing Activities:
Borrowing from (payments to) line of credit	2,941	(5,268)
Proceeds from promissory note	(550,000)	550,000
Net proceeds (payment to) from SBA loan	(11,748)	(4,253)
Business acquisition loan	350,000	-
Net proceeds from common stock	576,000	114,185
Related party advances	-	(81,000)
Increase (decrease) in non-controlling interest	1,277,253	(36,499)
Forex gain (loss) on consolidation	-	(6,169)
Net cash provided by financing activities	$1,644,446	$530,997
Net increase (decrease) in cash	(137,772)	41,342
Cash at beginning of the period	264,829	93,546
Cash at end of the period	$127,057	$134,888
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	-

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Under Delaware laws, the founders incorporated the Company as Forex Development Corporation on January 21, 2016. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and financial markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to OTC Online Brokerages (“customers”).

The Company intends to build a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, social/copy trading, and other high-growth fintech markets.

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

Wealth Management – AD Advisory Services Pty Ltd.

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is the 51.00% owner of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs. ADS’ revenues, cost of sales, and gross profits for the six months ending June 30, 2023, were $2,836,271, $2,549,135, and $287,136, respectively.

Margin Brokerage – Alchemy Markets Ltd. (formerly known as NSFX Ltd.) Acquisition

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. formerly known as NSFX Ltd., [(Alchemy (Malta)]. Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in Alchemy (Malta). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of Alchemy (Malta)’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023. The Company closed Alchemy (Malta) transactions as of June 30, 2023.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real time.

Alchemy (Malta)’s Balance Sheet as of June 30, 2023 (Acquisition Date):

Description	Fair Value, $
Cash and cash equivalents (1)	24,510
Financial assets at fair value through profit and loss (2)	741,231
Receivables (3)	2,715,888
Fixed assets (4)	3,096
- Current liabilities (5)	(482,022)
- Deferred tax liabilities (6)	(349,326)
Net assets (A)	2,653,377
Purchase Price 50.10% (B)	350,000
Non-controlling interest (C), 49.90%	1,324,035
FDCTech gain on bargain purchase (A) – (B) – (C)	979,342

According to the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” the accounting acquirer is the entity that obtains control of the acquiree. We have determined that the Company is the accounting acquirer based on the following factors:

●	The relative voting rights. The Company holds the majority of Alchemy (Malta)’s voting rights; therefore, we are the accounting acquirer.
●	The composition of the governing body. The Company is the governing body of Alchemy (Malta), and we are the accounting acquirer.
●	The composition of the senior management. If the senior management comprises primarily the management personnel from one of the combining entities, that entity is likely the accounting acquirer.

We have determined the method of accounting for the business combination. The accounting acquirer applies the acquisition method and recognizes the acquiree’s identifiable assets, liabilities, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The fair values of Alchemy (Malta)’s assets and liabilities equal their carrying amounts. Therefore, we did not need any adjustments to the carrying amounts of these assets and liabilities on the Company’s balance sheet.

(1)	We recognize cash and cash equivalents held by Alchemy (Malta) and deposits in bank accounts that can be accessed on demand or within 90 days. They are included in our cash and cash equivalents in the consolidated balance sheet as of June 30, 2023. We hold client funds held by Alchemy (Malta) in the normal course of business in a fiduciary capacity; we do not include such funds in these financial statements.

(2)	Financial assets at fair values for Alchemy (Malta)’s through profit and loss are derivative contracts in favor of Alchemy (Malta). They are included in our other current assets in the consolidated balance sheet as of June 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize Alchemy (Malta)’s derivative financial instruments as level 2.

(3)	Alchemy (Malta)’s receivables mostly consist of amounts due from previous shareholders of New Star and are included in our accounts receivable in the consolidated balance sheet as of June 30, 2023.

(4)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of June 30, 2023. Historical cost includes expenditures directly attributable to the acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(5)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of June 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized or the deferred tax liability is settled.

CIM Acquisition Update

On July 19, 2022, the Company signed a non-binding letter of intent to acquire fifty-one percent (51.00%) equity interest in CIM Securities, LLC (“CIM Securities”), a FINRA and SIPC member firm. On September 30, 2022, the Company signed a definitive agreement pending regulatory approval, paid a $20,000 non-refundable deposit, and transferred $180,000 to the escrow account to complete the transaction. The Company filed the CMA form with FINRA in February 2023. Once the Company receives approval from FINRA and pays the balance of $180,000, it will start consolidating income statements and balance sheets as it holds the controlling interest in CIM Securities.

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delay in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Technology & Software Development

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other fintech-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions, and lead generations.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, and other financial products.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company has decided not to build the Robo Advice Platform as of June 30, 2023.

The Company generated Technology & Software Revenue of $474,565 and $156,500 for the six months ended June 30, 2023, and 2022.

Subsidiaries of the Company

ADS is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million funds under advice.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. (formerly known as NSFX Ltd., Alchemy (Malta)). Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of Alchemy (Malta)’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023. The Company closed Alchemy (Malta) transactions as of June 30, 2023.

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real time.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Related Party Loan

The Company also received a net amount of $81,000 from the related parties to fund its operations for the fiscal year ending December 31, 2021. The Related Party loan was paid back during the December 31, 2022 fiscal year.

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $33,665 as of June 30, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $143,306 as of June 30, 2023.

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

Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA).

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. In April 2023, we relocated our personnel to Kazakhstan. No individual associated with the Company is banned or under Special Designated Nationals and Blocked Person list. The relocation may impact our software development capabilities and the Company's business plans if we cannot relocate our technical and development operations to a safer zone.

As of the date of this report, there has been no disruption in our operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, the currency of the primary economic environment in which it operates (also known as its functional currency).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On June 30, 2023, and December 31, 2022, the Company had $127,057 and $264,829 cash and cash equivalent held at the financial institution.

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

At June 30, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $136,487 and $123,987, respectively. There was $10,500 and $0 bad debt expense for the six months ended June 30, 2023, and 2022.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $41,823 and $239,448 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The decrease in expense is mainly due to the reduction in promotional marketing costs for the three-month ending June 30, 2023.

The sales, marketing, and advertising expenses represented 1.26% and 7.81% of the sales for the six months ended June 30, 2023, and 2022.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s typic The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the contract length. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other fintech-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build development software projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances are within FDIC limits as of June 30, 2023, and December 31, 2022.

Revenues

Technology & Software Revenue – The Company generated Technology & Software Revenue of $474,565 and $156,500 for the six months ended June 30, 2023, and 2022. For the six months ended June 30, 2023, and 2022, the Company had thirteen (13) and six (6) active customers, which is the main reason for the increase in revenue. Revenues generated from the top three (3) customers represented approximately 68.59% and 86.41% of Technology and Software revenue for the six months ended June 30, 2023, and 2022.

Wealth Management Revenue – the Company’s subsidiary ADS generated $2,836,271 in revenue from 28 advisors for the six months ending June 30, 2023.

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

At June 30, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $136,487 and $123,987, respectively. There was $10,500 and $0 bad debt expense for the six months ended June 30, 2023, and 2022.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended June 30, 2023, and 2022, the Company incurred no R and D costs. The R and D costs in the previous period were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on June 30, 2023, and December 31, 2022.

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

Amortization expenses were $22,503 and $120,988 for the six months ended June 30, 2023, and 2022 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App and NFT Marketplace. The Company is currently capitalizing the costs associated with the development. The Company spent $15,600 in R and D costs in the fiscal year ended December 31, 2021, to evaluate the technical feasibility of the Condor Investing and Trading App.

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

Exchange rate at the reporting end date:

June 30, 2023
USD: AUD	$1.5009
USD: EUR	$0.9222

Average exchange rate for the period:

January 1, 2022, to June 30, 2023
USD: AUD	$1.4965

The Company subsidiary’s functional currency is AUD, and reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the six months ended June 30, 2023, and 2022, common stock equivalents were dilutive and anti-dilutive due to net income and a net loss of $685,168 and $785,417, respectively, for the period. Hence, the Company has not considered it in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At June 30, 2023, and December 31, 2022, the accumulated deficit was $3,649,885 and $4,335,053, respectively. At June 30, 2023, and December 31, 2022, the working capital surplus and the deficit were $2,307,322 and $550,098, respectively. The working capital deficit decreased mainly due to the lower cash balances compared to the previous period, decreasing current assets.

During the six months ended June 30, 2023, and 2022, the Company incurred a net income and net loss of $685,168 and $785,417.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of June 30, 2023, and December 31, 2022, the Company had $127,057 and $264,829 cash. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following June 30, 2023. Even though the Company’s revenues have increased considerably following the acquisition of ADS, we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms of such type of financing and capital might be available. The Company expects to integrate operations of Alchemy (Malta) in the second half of fiscal 2023. This will allow the Company to increase its revenue and cash flow.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended June 30, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At June 30, 2023, and December 31, 2022, the gross capitalized software assets were $1,743,599 and $1,586,989, respectively. At the end of June 30, 2023, and 2022, the accumulated software amortization expenses were $847,850 and $825,347, respectively. As a result, the unamortized balance of capitalized software on June 30, 2023, and December 31, 2022, was $895,748 and $761,642.

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

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2022, for purchases and cash withdrawals at 12% and 25%, respectively. As of June 30, 2023, the Company complies with the credit line’s terms and conditions. At June 30, 2023, and December 31, 2022, the outstanding balance was $50,310 and $47,369, respectively.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $33,665 as of June 30, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $143,306 as of June 30, 2023.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expenses were $12,790 and $14,602 for the six months ended June 30, 2023, and 2022, respectively.

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

From February 2019 to the present, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s rent payment is $1,750 per month; included in the General and administrative expenses.

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey. In April 2023, we relocated our personnel to Kazakhstan.

As all leases are on a month-to-month basis or for less than one (1) year term, the Company is not required to recognize assets and liabilities for our rental leases. The Company has included all rental expenses in the General and Administrative costs.

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

Accrued Interest

At June 30, 2023, and December 31, 2022, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $17,386 and $14,703, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of June 30, 2023, the Company has assessed federal and state payroll tax payments in the aggregate amount of $226,779, and we have included it in the General and administrative expenses.

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

As of June 30, 2023, and December 31, 2022, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of June 30, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

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

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the Director of the Company. As of June 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

NOTE 12. SUBSEQUENT EVENTS

At July 31, 2023, the Company sent the notice of termination of purchase agreement to CIM Securities as future events may result in change of ownership in the CMA application. The Company believes that this would cause further delay in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

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

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, social/copy trading, and other high-growth fintech markets.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. In April 2023, we relocated our personnel to Kazakhstan. No individual associated with the Company is banned or under Special Designated Nationals and Blocked Person list. The relocation may impact our software development capabilities and the Company's business plans if we cannot relocate our technical and development operations to a safer zone.

As of the date of this report, there has been no disruption in our operations.

Wealth Management

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51.00% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and is regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management Revenue & Gross Margins:

	Six Months Ended June 30, 2023 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)
Revenue, $	2,836,271	2,910,471
Cost of sales, $	2,549,135	2,625,190
Gross Profit (loss), $	287,136	285,281
Gross margin, %	10.12%	9.80%

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other fintech-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions, and lead generations.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, and other financial products.

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

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company is currently not building the Robo Advice Platform.

Technology & Software Development Revenue & Gross Margins:

	Six Months Ended June 30, 2023 (Audited)	Six Months Ended June 30, 2022 (Audited)
Revenue, $	474,565	156,500
Cost of sales, $	22,503	120,988
Gross Profit (loss), $	452,062	35,512
Gross Margins, %	95.26%	22.69%

For the six months ended June 30, 2023, and 2022, the Company had thirteen (13) and six (6) active customers. The increase in customers increased Technology & Software Development Revenue for the three months ending June 30, 2023, compared to the previous period.

Margin Brokerage – Alchemy Markets Ltd. (formerly known as NSFX Ltd.) Acquisition

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd., formerly known as NSFX Ltd., [(Alchemy (Malta)]. Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in Alchemy (Malta). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of Alchemy (Malta)’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023. The Company closed Alchemy (Malta) transactions as of June 30, 2023.

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real time.

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

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delay in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $12,008,001 in revenues from January 21, 2016 (inception) to June 30, 2023. For the six months ending June 30, 2023, and 2022, the Company generated $3,310,836 and $3,066,971 in revenues. At June 30, 2023, the Company had a cash balance of $127,057 and an accumulated deficit of $3,649,885.

Financial Condition at June 30, 2023

On June 30, 2023, the accumulated deficit, cash balance, and working capital surplus were $3,649,885, $127,057, and $2,307,322, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023, compared with Three Months Ended June 30, 2022

For the three months ended June 30, 2023, and 2022, the Company had thirteen (13) and six (6) active customers. Revenues generated from the top three (3) customers represented approximately 74.73% and 84.27% of Technology and Software revenue for the three months ended June 30, 2023, and 2022.

The consolidated revenues for the three months ended June 30, 2023, and 2022 were $1,765,149 and $1,525,849, respectively. During the three months ended June 30, 2023, and 2022, the Company incurred a net income and net loss of $965,868 and $381,473.

The total revenue breakdown for the three months ended June 30, 2023, and 2022 is below:

Three Months Ended	June 30, 2023	June 30, 2022
Revenue Description	% of Total	% of Total
Wealth Management	88.58%	94.49%
Technology Solutions	9.45%	4.12%
Software Development & Consulting	1.97%	1.39%
Total	100.00%	100.00%

During the three months ended June 30, 2023, and 2022, the Company incurred general and administrative costs (“g and a”) of $485,020 and $456,000 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended June 30, 2023, is due to the rise in legal and professional fees, financing costs, and ADS’ g and a. The g and a expenses were 27.48% and 29.88% of the revenue for the three months ended June 30, 2023, and 2022, respectively. Amortization expenses were $3,471 and $60,494 for the three months ended June 30, 2023, and 2022 respectively, included in the Cost of sales. The amortization expense for the three months ended June 30, 2023, are due to the cumulative amortization expense of Condor Web Trader and Condor Mobile Trader. Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader are fully amortized.

The rental expense was $6,594 and $7,181 for the three months ended June 30, 2023, and 2022, respectively.

The Company incurred $11,818 and $70,055 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 0.67% and 4.59% of the sales for the fiscal year ending June 30, 2023, and 2022, respectively.

Six Months Ended June 30, 2023, compared with Six Months Ended June 30, 2022

For the six months ended June 30, 2023, and 2022, the Company had thirteen (13) and six (6) active customers. Revenues generated from the top three (3) customers represented approximately 68.59% and 86.41% of Technology and Software revenue for the three months ended June 30, 2023, and 2022.

The consolidated revenues for the six months ended June 30, 2023, and 2022 were $3,310,836 and $3,066,971, respectively. During the six months ended June 30, 2023, and 2022, the Company incurred a net income and net loss of $685,168 and $785,417.

The total revenue breakdown for the three months ended June 30, 2023, and 2022 is below:

Three Months Ended	June 30, 2023	June 30, 2022
Revenue Description	% of Total	% of Total
Wealth Management	88.68%	95.20%
Technology Solutions	9.60%	3.400%
Software Development & Consulting	1.72%	1.40%
Total	100.00%	100.00%

During the three months ended June 30, 2023, and 2022, the Company incurred general and administrative costs (“g and a”) of $979,709 and $845,053 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended June 30, 2023, is due to the rise in legal and professional fees, financing costs, and ADS’ g and a. The g and a expenses were 29.59% and 27.55% of the revenue for the three months ended June 30, 2023, and 2022, respectively. Amortization expense was $22,503 and $120,988 for the three months ended June 30, 2023, and 2022 respectively, included in the Cost of sales. The amortization expense for the three months ended June 30, 2023, are due to the cumulative amortization expense of Condor Web Trader and Condor Mobile Trader. Condor Pro Multi-Asset Trading Platform (Desktop), Condor Web Trader, and Condor Mobile Trader are fully amortized.

The rental expense was $12,790 and $14,602 for the three months ended June 30, 2023, and 2022, respectively.

The Company incurred $41,823 and $239,448 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.26% and 7.81% of the sales for the fiscal year ending June 30, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2023, and December 31, 2022, we had a cash balance of $127,057 and $264,829, respectively.

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

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released $180,000 to increase cash on hand.

GOING CONCERN CONSIDERATION

We have yet to generate significant recurring revenues and operating income from inception to June 30, 2023, to cover our operating costs. As of June 30, 2023, and December 31, 2022, the Company accumulated deficits of $3,649,885 and $4,335,053, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2022, and 2021, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting o June 30, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2023, and 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: August 11, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: August 11, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

