Form 10-Q
period 2023-09-30
FDCTECH, INC.
filed 2023-11-09
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 9, 2023, was 333,584,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current assets:
Cash	$1,231,766	$264,829
Accounts receivable, net of allowance for doubtful accounts of $134,487 and $123,987, respectively	1,633,672	65,583
Other current assets	1,037,174	435,814
OID promissory note	-	55,000
Total Current assets	3,902,612	821,226
Fixed assets, net	350,382	-
Capitalized software, net	950,427	761,642
Acquired tangible assets	746,080	38,059
Acquired intangible assets	2,615,978	2,646,615

Total assets	$8,565,479	$4,267,542
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$530,800	$429,500
Line of credit	53,135	47,369
Payroll tax payable	238,701	204,828
Business acquisition loan	350,000	-
Promissory note	-	550,000
Cares act- paycheck protection program advance	26,648	40,139
Other current liabilities	491,939	99,488
Total Current liabilities	1,691,223	1,371,324
SBA loan – non-current	124,815	131,194
Deferred tax liabilities	340,826	-
Accrued interest – non-current	28,218	14,704
Total liabilities	2,185,082	1,517,222
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,000,000 issued and outstanding, as of September 30, 2023, and December 31, 2022	400	400
Common stock, par value $0.0001, 500,000,000 shares authorized; 333,584,729 and 211,275,550 shares issued and outstanding, as of September 30, 2023 and December 31, 2022	33,358	21,127
Additional paid-in capital	6,349,824	5,725,530
Accumulated other comprehensive income	(9,587)	(6,169)
Accumulated deficit	(2,968,930)	(4,335,053)
Total FDCTech, Inc. stockholders’ equity (deficit)	3,405,065	1,405,835
Noncontrolling interest	2,975,332	1,344,485
Total liabilities and stockholders’ deficit	$8,565,479	$4,267,542

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$222,058	$92,500	$696,623	$249,000
Wealth management	1,469,390	1,437,626	4,305,661	4,348,097
Trading revenue	1,955,382	-	1,955,382	-
Total revenue	3,646,830	1,530,126	6,957,666	4,597,097
Cost of sales
Technology & software	-	19,032	22,503	140,019
Wealth management	1,335,665	1,312,392	3,884,800	3,937,582
Total cost of sales	1,335,665	1,331,424	3,907,303	4,077,602
Gross Profit	2,311,165	198,702	3,050,363	519,495
Operating expenses:
General and administrative	1,607,809	324,918	2,587,518	1,169,972
Sales and marketing	10,987	69,692	52,810	309,140
Total operating expenses	1,618,796	394,610	2,640,328	1,479,111
Operating income (loss)	692,369	(195,908)	410,035	(959,616)
Other income (expense):
Gain on purchase	-	-	979,342	-
Other interest expense	(10,831)	(21,524)	(21,683)	(43,250)
Other income (expense)	(583)	1	(1,571)	18
Total other income (expense)	(11,414)	(21,524)	956,088	(43,233)
Income (loss) before provision for income taxes	680,955	(217,432)	1,366,123	(1,002,849)
Provision (benefit) for income taxes	-	-		-
Net income (loss)	680,955	(217,432)	1,366,123	(1,002,849)
Less: Net income attributable to noncontrolling interest	42,871	8,634	(654)	(27,865)
Net income attributable to FDCTech’s shareholders	$638,084	$(226,065)	$1,366,777	$(974,984)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average number of common shares outstanding basic and diluted	333,584,729	159,564,012	322,336,860	151,451,758

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Three months ended September 30, 2022

Balance, June 30, 2022	4,000,000	$400	148,025,550	$14,802	$5,120,380	$(6,169)	$(3,979,597)	$1,149,816
Common shares issued for cash valued at $0.01 per share	-	-	30,000,000	3,000	297,000	-	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	-	60,000
Net income (loss)	-	-	-	-	-	-	(226,065)	(226,065)
Balance, September 30, 2022	$4,000,000	$400	$183,025,550	$18,302	$5,476,880	$(6,169)	$(4,205,663)	$1,283,751
Three months ended September 30, 2023
Balance, June 30, 2023	4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(8,933)	$(3,649,885)	$2,724,764

Forex gain (loss) on consolidation	-	-	-	-	-	(654)	-	(654)
Net income (loss)	-	-	-	-	-	-	680,955	680,955
Balance, September 30, 2023	$4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(9,587)	$(2,968,930)	$3,405,065

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Nine months ended September 30, 2022

Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$-	$(3,230,679)	$1,625,448
Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750

Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Forex gain (loss) on consolidation	-	-	-	-	-	(6,169)	-	(6,169)
Common shares issued for cash valued at $0.01 per share	-	-	30,000,000	3,000	297,000	-	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	-	60,000
Net income (loss)	-	-	-		-		(974,984)	(974,984)
Balance, September 30, 2022	4,000,000	$400	183,025,550	$18,302	$5,476,880	$(6,169)	$(4,205,663)	$1,283,751
Nine Months Ended September 30, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$(6,169)	$(4,335,053)	$1,405,835

Common shares issued for cash valued at $0.0114 per share	-	-	5,309,179	531	59,994	-	-	60,525

Common shares issued for services valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000

Common shares issued for cash valued at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000

FX gain (loss) on consolidation	-	-	-	-	-	(3,418)	-	(3,418)
Net income (loss)	-	-	-	-	-	-	1,366,123	1,366,123

Balance, September 30, 2023	$4,000,000	$400	$333,584,729	$33,358	$6,349,824	$(9,587)	$(2,968,930)	$3,405,065

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net Income (loss)	$1,366,123	$(974,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Software depreciation and amortization	22,503	140,019
Common stock issued for services	60,525	525,271
Acquired tangible assets	(708,021)	9,641
Acquired intangible assets	30,637	(56,458)
Change in assets and liabilities:
Gross accounts receivable	(1,568,089)	(35,000)
Fixed assets, net	(350,382)	-
Accounts payable	101,300	(8,715)
Other current liabilities	392,451	107,730
OID of promissory note	55,000	(55,000)
Other current assets	(601,360)	90,775
Accrued interest	13,514	4,139
Increase in accrued payroll tax	33,873	29,829
Deferred tax liabilities	340,826	-
Net cash used in operating activities	$(811,100)	$(223,252)
Investing Activities:
Capitalized software	(211,288)	(174,225)
Net cash used in investing activities	$(211,288)	$(174,225)
Financing Activities:
Borrowing from (payments to) line of credit	5,766	2,331
Proceeds from promissory note	(550,000)	550,000
Net proceeds (payment to) from SBA loan	(19,870)	(10,876)
Business acquisition loan	350,000	-
Net proceeds from common stock	576,000	114,185
Related party advances	-	(81,000)
Increase (decrease) in non-controlling interest	1,628,083	(18,476)
Forex gain (loss) on consolidation	(654)	(6,169)
Net cash provided by financing activities	$1,989,325	$549,995
Net increase (decrease) in cash	966,937	152,518
Cash at beginning of the period	264,829	93,546
Cash at end of the period	$1,231,766	$246,064
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	-

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

Currently, we have three primary business segments: (1) Wealth Management, (2) Technology and Software Development, and (3) Margin Brokerage Business or Trading Revenue.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 20 offices, 28 advisors, and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs. ADS’ revenues, cost of sales, and gross profits for the nine months ending September 30, 2023, were $4,305,661, $3,884,800, and $ 420,861, respectively.

Margin Brokerage – Alchemy Markets Ltd. (formerly known as NSFX Ltd.) Acquisition

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. formerly known as NSFX Ltd., [(Alchemy (Malta)]. Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in Alchemy (Malta). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of Alchemy (Malta)’s assets and liabilities on or after February 28, 2023, but no later than June 30, 2023. The Company closed Alchemy (Malta) transactions as of June 30, 2023. For the three months ending September 30, 20Alchemy (Malta) revenues, cost of sales, and gross profits for the three months ending September 30, 2023, were $1,955,382, $1,281,542, and $673,840, respectively.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real-time.

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

(1)	We recognize cash and cash equivalents held by Alchemy (Malta) and deposits in bank accounts that can be accessed on demand or within 90 days. They are included in our cash and cash equivalents in the consolidated balance sheet as of June 30, 2023. We hold client funds held by Alchemy (Malta) in the normal course of business in a fiduciary capacity; we do not include such funds in these financial statements.

(2)	Financial assets at fair values for Alchemy (Malta) through profit and loss are derivative contracts in favor of Alchemy (Malta). They are included in our other current assets in the consolidated balance sheet as of June 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize Alchemy (Malta)’s derivative financial instruments as level 2.

(3)	Alchemy (Malta)’s receivables mostly consist of amounts due from previous shareholders of New Star and are included in our accounts receivable in the consolidated balance sheet as of June 30, 2023.

(4)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of June 30, 2023. Historical cost includes expenditures directly attributable to the acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(5)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of June 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized, or the deferred tax liability is settled.

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

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delays in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

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

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by the European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

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

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company has decided not to build the Robo Advice Platform as of September 30, 2023.

The Company generated Technology & Software Revenue of $696,623 and $249,000 for the nine months ended September 30, 2023, and 2022.

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

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real-time.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares issued to FRH. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for issuing 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, which Mr. Hong also owned.

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

Related Party Loan

The Company also received a net amount of $81,000 from the related parties to fund its operations for the fiscal year ending December 31, 2021. The Company paid back the Related Party during the December 31, 2022, fiscal year.

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $26,648 as of September 30, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $142,532 as of September 30, 2023.

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

Board of Directors

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards. Mr. Provini has been the Chairman, CEO, and President of Natcore Technology Inc. since May 2009, a research and development company protected by 65 patents granted or pending. From November 1997 to October 2000, he was the President of Ladenburg Thalmann Asset Management and a Director of Ladenburg Thalmann, Inc., one of the oldest New York Stock Exchange members. He served as President of Laidlaw Asset Management and Chairman and Chief Investment Officer of Howe & Rusling, Laidlaw’s Portfolio Management Advisory Group, from November 1995 to September 1997. Mr. Provini served as Rodman & Renshaw’s Advisory Services President from February 1994 to August 1995. He was the President of LaSalle Street Corporation, a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, from January 1983 to April 1985. Mr. Provini has been a leadership instructor at the U.S. Naval Academy, Chairman of the U.S. Naval Academy’s Honor Board, and a former Marine Corp. officer. Mr. Provini holds an undergraduate Engineering degree from the U.S. Naval Academy in Annapolis, Maryland, and a post-graduate degree from the University of Oklahoma.

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

Upon Mr. Kerridge’s termination and Mr. Provini’s resignation, the Company currently had four Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the executive directors and officers of the Company. Gope S. Kundnani is considered an executive director by owning the Company’s stock of at least 10%. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. In April 2023, we relocated our personnel to Kazakhstan. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list. The relocation may impact our software development capabilities and the Company’s business plans if we cannot relocate our technical and development operations to a safer zone.

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

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). Preparing consolidated financial statements conforming with GAAP requires management to make certain estimates, judgments, and assumptions. This could affect the reported amounts of assets and liabilities, the related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On September 30, 2023, and December 31, 2022, the Company had $1,231,766 and $264,829 cash and cash equivalent held at the financial institution.

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

At September 30, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $134,487 and $123,987, respectively. There was $10,500 and $0 bad debt expense for the nine months ended September 30, 2023, and 2022.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $10,987 and $69,692 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The decrease in expense is primarily due to the reduction in promotional marketing costs for the three-month ending September 30, 2023.

The sales, marketing, and advertising expenses represented 0.76% and 6.72% of the sales for the nine months ended September 30, 2023, and 2022.

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

The Company considers the change in scope, price, or both as contract modifications. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumes a contract modification by oral agreement or implied by the customer’s customary business practice when agreed in writing. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a promised change in goods/services.

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the agreement. Solutions and services that are incapable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception involving these multiple elements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s typic The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions, and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the contract length. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other fintech-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers the right to take possession of the software. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build development software projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

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

To allocate the transaction price, the Company gives an amount that best represents the consideration the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price customers would pay for those goods or services when sold separately.

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

AD Advisory Services Pty (ADS), the Company’s wealth management revenue, primarily consists of advisory revenue, commission revenue from insurance products, fees to prepare the statement of advice, rebalancing portfolio, and other financial planning activities. We recognize revenue upon transferring services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. If we receive payments before services, we defer and recognize them as revenue when satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at a single financial institution. The account balances are within FDIC limits as of September 30, 2023, and December 31, 2022.

Revenues

Technology & Software Revenue – The Company generated Technology & Software Revenue of $696,623 and $249,000 for the nine months ended September 30, 2023, and 2022. For the nine months ended September 30, 2023, and 2022, the Company had sixteen (16) and seven (7) active customers, which is the main reason for the increase in revenue. Revenues generated from the top three (3) customers represented approximately 58.98% and 86.16% of Technology and Software revenue for the nine months ended September 30, 2023, and 2022.

Wealth Management Revenue – The Company’s subsidiary ADS generated $4,305,661 in revenue from 28 advisors for the nine months ending September 30, 2023.

Wealth Management Revenue – The Company’s subsidiary Alchemy (Malta) generated $1,955,382 in trading revenue for the three months ending September 30, 2023.

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

At September 30, 2023, and December 31, 2022, the Management determined that allowance for doubtful accounts was $134,487 and $123,987, respectively. There was $10,500 and $0 bad debt expense for the nine months ended September 30, 2023, and 2022.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended September 30, 2023, and 2022, the Company incurred no R and D costs. The R and D costs in the previous period were due to evaluating the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and when we can estimate the amount. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on September 30, 2023, and December 31, 2022.

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

Amortization expenses were $22,503 and $140,019 for the nine months ended September 30, 2023, and 2022, respectively, and the Company classifies such cost as the Cost of Sales.

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

Exchange rate at the reporting end date:

September 30, 2023
USD: AUD	$1.5557
USD: EUR	$0.9452

Average exchange rate for the period:

July 1, 2023, to September 30, 2023
USD: AUD	$1.5289
USD: EUR	$0.9191

The Company subsidiary’s functional currency is AUD, and the reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550 basic and dilutive shares issued and outstanding. The Company converted the four FRH Group convertible notes into 12,569,080 dilutive shares. During the nine months ended September 30, 2023, and 2022, common stock equivalents were dilutive and anti-dilutive due to net income and a net loss of $1,366,777 and $974,984, respectively, for the period. Hence, the Company has not considered it in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At September 30, 2023, and December 31, 2022, the accumulated deficit was $2,968,930 and $4,335,053, respectively. At September 30, 2023, and December 31, 2022, the working capital surplus and the deficit were $2,211,389 and $550,098, respectively. The working capital deficit decreased mainly due to the lower cash balances compared to the previous period, decreasing current assets.

During the nine months ended September 30, 2023, and 2022, the Company incurred a net income and net loss of $1,366,777 and $974,984.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of September 30, 2023, and December 31, 2022, the Company had $1,231,766 and $264,829 cash. The Management believes that future cash flows may not be sufficient for the Company to meet its debt obligations as they become due in the ordinary course of business for twelve (12) months following September 30, 2023. Even though the Company’s revenues have increased considerably following the acquisition of ADS, we continue to experience a low gross and net margin from current operations. As a result, the Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms of such type of financing, and capital might be available. The Company expects to integrate Alchemy (Malta) operations in the second half of fiscal 2023. This will allow the Company to increase its revenue and cash flow.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended September 30, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2023, and December 31, 2022, the gross capitalized software assets were $1,798,278 and $1,586,989, respectively. At the end of September 30, 2023, and 2022, the accumulated software amortization expenses were $847,850 and $825,347, respectively. As a result, the unamortized balance of capitalized software on September 30, 2023, and December 31, 2022, was $950,427 and $761,642.

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

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for issuing 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

On September 30, 2023, FDCTech, Inc. (“FDC” or the “Company,” OTCQB: FDCT) signed the definitive agreement with Alchemy Group where the Company acquired 100% of Alchemy Markets DMCC (Alchemy UAE), 100% of Alchemy Prime Ltd. (Alchemy UK), and 49.90% of Alchemy Markets Ltd. (Alchemy Malta). After the acquisition of 49.90% of Alchemy Malta, the Company will control 100.00% of all issued outstanding shares of Alchemy Malta. The acquisition of Alchemy UK and Alchemy Malta is subject to regulatory approval by the Financial Conduct Authority (FCA UK) and Malta Financial Services Authority (MFSA), respectively.

The Company will issue 1,800,000 shares of its Series B Preferred stock, or such other number of shares that the parties agree upon to shareholder(s) and employees of Alchemy Group, for the acquisition. The existing management team and board of directors will continue to oversee and manage the Company’s operations. This transaction was the result of extensive negotiations commencing in September 2022.

NOTE 6. LINE OF CREDIT

As of June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2022, for purchases and cash withdrawals at 12% and 25%, respectively. As of September 30, 2023, the Company complies with the credit line’s terms and conditions. At September 30, 2023, and December 31, 2022, the outstanding balance was $53,135 and $47,369, respectively.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, the Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $26,648 as of September 30, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $142,532 as of September 30, 2023.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expenses were $12,790 and $14,602 for the nine months ended September 30, 2023, and 2022, respectively.

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

Accrued Interest

At September 30, 2023, and December 31, 2022, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $17,386 and $14,703, respectively.

Pending Litigation

The management is not aware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has estimated payroll tax liabilities based on its officers’ reclassification from independent contractors to employees from the fiscal ended December 31, 2017, to 2020. As of September 30, 2023, the Company has assessed federal and state payroll tax payments in the aggregate amount of $238,701, and we have included it in the General and administrative expenses.

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

As of September 30, 2023, and December 31, 2022, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of September 30, 2023, and December 31, 2022, the Company had 333,584,729 and 211,275,550, respectively, common shares issued and outstanding and 4,000,000 preferred shares issued and outstanding.

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

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the Director of the Company. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

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

As of this report’s date, holders have not exercised Class A Warrants, and all have expired.

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

Currently, we have three primary business segments, (1) Wealth Management, (2) Technology and Software Development, and (3) Margin Brokerage Business or Trading Revenue. The Company has signed a definitive agreement to acquire a controlling interest in the US Brokerage business pending regulatory approval.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. In April 2023, we relocated our personnel to Kazakhstan. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list. The relocation may impact our software development capabilities and the Company’s business plans if we cannot relocate our technical and development operations to a safer zone.

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

Wealth Management Revenue & Gross Margins:

	Nine Months Ended September 30, 2023 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)
Revenue, $	4,305,661	4,348,097
Cost of sales, $	3,884,800	3,937,582
Gross Profit (loss), $	420,861	410,515
Gross margin, %	9.77%	9.44%

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Crypto Web Trader Platform, and other fintech-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions, and lead generations.

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

Technology & Software Development Revenue & Gross Margins:

	Nine Months Ended September 30, 2023 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)
Revenue, $	696,623	249,000
Cost of sales, $	22,503	140,019
Gross Profit (loss), $	674,120	108,981
Gross Margins, %	96.77%	43.77%

For the nine months ended September 30, 2023, and 2022, the Company had sixteen (1) and six (6) active customers. The increase in customers increased Technology & Software Development Revenue for the three months ending September 30, 2023, compared to the previous period.

Margin Brokerage – Alchemy Markets Ltd. (formerly known as NSFX Ltd.) Acquisition

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd., formerly known as NSFX Ltd., [(Alchemy (Malta)]. Alchemy (Malta) is an online trading brokerage firm regulated by the Malta Financial Services Authority (MFSA). The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in Alchemy (Malta). The Company amended the Agreement to February 28, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company expects to consolidate the fair value of Alchemy (Malta)’s assets and liabilities on or after February 28, 2023, but no later than September 30, 2023. The Company closed Alchemy (Malta) transactions as of September 30, 2023.

Alchemy (Malta) is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. Alchemy (Malta) services its customers in the English, French, German, Italian, and Arabic-speaking markets. The customers can trade in currency, commodity, equity, and other derivatives in real-time.

For the nine and three months ended September 30, 2023, and 2022, the Company’s trading revenues were $1,955,382 and $0.

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

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delays in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $15,654,831 in revenues from January 21, 2016 (inception) to September 30, 2023. For the nine months ending September 30, 2023, and 2022, the Company generated $6,957,666 and $4,597,097 in revenues. At September 30, 2023, the Company had a cash balance of $1,231,766 and an accumulated deficit of $2,968,930.

Financial Condition at September 30, 2023

On September 30, 2023, the accumulated deficit, cash balance, and working capital surplus were $2,968,930, $1,231,766, and $2,211,389, respectively.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another nine months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023, compared with Three Months Ended September 30, 2022

For the three months ended September 30, 2023, and 2022, the Company had sixteen (16) and seven (7) active customers. Revenues generated from the top three (3) customers represented approximately 79.11% and 85.71% of Technology and Software revenue for the three months ended September 30, 2023, and 2022.

The consolidated revenues for the three months ended September 30, 2023, and 2022 were $3,646,830 and $1,530,126, respectively. During the three months ended September 30, 2023, and 2022, the Company incurred a net income and net loss of $638,084 and $226,065.

The total revenue breakdown for the three months ended September 30, 2023, and 2022 is below:

Three Months Ended	September 30, 2023	September 30, 2022
Revenue Description	% of Total	% of Total
Wealth Management	40.29%	94.59%
Trading Revenue	53.62%	-
Technology Solutions	5.88%	4.02%
Software Development & Consulting	0.21%	1.39%
Total	100.00%	100.00%

During the three months ended September 30, 2023, and 2022, the Company incurred general and administrative costs (“g and a”) of $1,607,809 and $324,918 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended September 30, 2023, is due to the rise in legal and professional fees, financing costs, ADS’, and Alchemy (Malta)’s g and a. The g and a expenses were 44.09% and 21.23% of the revenue for the three months ended September 30, 2023, and 2022, respectively. Amortization expenses were $0 and $19,032 for the three months ended September 30, 2023, and 2022, respectively, included in the Cost of sales.

The rental expense was $11,039 and $5,721 for the three months ended September 30, 2023, and 2022, respectively.

The Company incurred $10,987 and $69,692 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 0.30% and 4.55% of the sales for the fiscal year ending September 30, 2023, and 2022, respectively.

Nine Months Ended September 30, 2023, compared with Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, and 2022, the Company had sixteen (16) and seven (7) active customers. Revenues generated from the top three (3) customers represented approximately 58.98% and 86.16% of Technology and Software revenue for the three months ended September 30, 2023, and 2022.

The consolidated revenues for the nine months ended September 30, 2023, and 2022 were $6,957,666 and $4,597,097, respectively. During the nine months ended September 30, 2023, and 2022, the Company incurred a net income and net loss of $1,366,777 and $974,984.

The total revenue breakdown for the three months ended September 30, 2023, and 2022 is below:

Three Months Ended	September 30, 2023	September 30, 2022
Revenue Description	% of Total	% of Total
Wealth Management	61.88%	94.90%
Trading revenue	28.10%	-
Technology Solutions	9.10%	3.71%
Software Development & Consulting	0.91%	1.39%
Total	100.00%	100.00%

During the three months ended September 30, 2023, and 2022, the Company incurred general and administrative costs (“g and a”) of $2,587,518 and $1,169,972 (excluding amortization expenses), respectively. The increase in g and a costs for the three months ended September 30, 2023, is due to the rise in legal and professional fees, financing costs, ADS’, and Alchemy (Malta)’s g and a. The g and a expenses were 37.19% and 24.45% of the revenue for the three months ended September 30, 2023, and 2022, respectively. Amortization expense was $22,503 and $140,019 for the three months ended September 30, 2023, and 2022, respectively, included in the Cost of sales.

The rental expense was $23,828 and $20,323 for the three months ended September 30, 2023, and 2022, respectively.

The Company incurred $52,810 and $309,140 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2023, and 2022. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 0.76% and 6.72% of the sales for the fiscal year ending September 30, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, and December 31, 2022, we had a cash balance of $1,231,766 and $264,829, respectively.

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

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another nine months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

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

GOING CONCERN CONSIDERATION

Our current revenues cover our operating costs; historically, we have yet to generate significant recurring revenues and operating income from inception to September 30, 2023. As of September 30, 2023, and December 31, 2022, the Company accumulated deficits of $2,968,930 and $4,335,053, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ended December 31, 2022, and 2021, and the period from January 21, 2016 (inception) to December 31, 2016, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2023, and 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

FDCTECH, INC.

Date: November 9, 2023	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: November 9, 2023	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

