Form 10-K
period 2023-12-31
FDCTECH, INC.
filed 2024-10-15
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56338

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

delaware	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Spectrum Center Drive, Suite 300, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FDCT	OTC Markets

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2023, of $0.0298 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $11,579,825.

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of October 15, 2024, was 388,584,729.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and forward-looking statements are subject to change, inherent risks, and uncertainties.

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

Currently, we have three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

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

The Company is a technology provider and software developer for digital assets. The Company does not mine any digital assets or trade or act as a counterparty in digital assets in the United States. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with the Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer since the Company is not a broker-dealer nor does it intend to become a broker-dealer. Customers sometimes compensate us in Bitcoin through our custodian, Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to cybersecurity audits conducted by the New York Department of Financial Services.

We are a development company in the financial technology sector with limited operations. The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course.

The Company has no patents or trademarks on its proprietary technology solutions.

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Digital Assets Web Trader Platform, and other digital assets-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services—The Company’s turnkey business solutions include Start-Your-Own brokerage (“SYOB”), Start-Your-Own Prime Brokerage (“SYOPB”), and FX/OTC liquidity solutions.

In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to trading platforms (desktop, web, mobile), back office, and CRM and banking integration technology.

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the digital assets and blockchain space. The Company expects to generate additional revenue from its digital asset-related solutions. Such solutions include revenues from the development of a custom digital assets exchange platform for customers, the sale of the non-exclusive source code of the digital assets exchange platform to third parties, white-label fees of digital assets exchange platforms, and the sale of aggregated digital assets data price feed from various digital assets exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the digital assets exchange platform for its customers. The initial capital required to produce such technologies comes from our customers as the Company takes on design-build software development projects for customers. The Company develops these projects to meet the customer’s design criteria and performance requirements.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, digital assets, and other financial products.

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

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2024.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company did not commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company does not expect to commercialize the Robo Advice Platform.

The consolidated revenues for Technology and Software Development for the fiscal year ending December 31, 2023, and 2022 were $1,811,423 and $626,600, respectively.

Wealth Management – AD Advisory Services Pty Ltd.

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired a controlling interest of fifty-one percent (51.00%) of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. (“ADS”). ADFP owns one hundred percent (100.00%) equity interest in ADS. As a result, the Company owns 51.00% of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 financial advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers and accountants in Australia and offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

ADS’ consolidated revenues for the fiscal year ending December 31, 2023, and 2022 were $5,927,424 and $5,827,731, respectively.

Margin Brokerage (Europe) – Alchemy Markets Ltd.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. (“AML”), formerly known as NSFX Ltd (“NSFX”). AML is an investment firm regulated by the Malta Financial Services Authority (MFSA).

The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. The Company amended the Agreement to June 30, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

AML has furnished the Company with its audited balance sheet for the fiscal year ending November 30, 2021, and 2020 (the “Balance Sheet Date”). AML provided the related audited statements of operations, stockholders’ equity, and cash flows for the fiscal years ending November 30, 2021, and 2020. AML has no liabilities other than (i) liabilities reflected in the financial statements and (ii) liabilities incurred in the ordinary course of business from the balance sheet date. PricewaterhouseCoopers (PwC) is the auditor of AML.

The Company completed the acquisition of the remaining 49.90% of the issued and outstanding shares of Alchemy Markets Holdings Ltd (Alchemy BVI), formerly known as New Star and its subsidiary AML on November 30, 2023 (“Acquisition Date”), from Alchemy Prime Holdings Ltd. (APHL), through an exchange for 833,621 Series B preferred convertible stocks (“Series B Preferred Stock”) valued at $1,175,406.

Mr. Gope S. Kundnani (“Kundnani”) is the (sole) natural person holding one hundred percent (100%) shareholding in the APHL. Kundnani (“Control Person”) is also a controlling shareholder in the Company.

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

AML’s consolidated revenues for the fiscal year ending December 31, 2023, and 2022 were $4,351,474 and $0, respectively. The Company has consolidated revenue of AML from July 1, 2023, to December 31, 2023.

Margin Brokerage (UK) – Alchemy Prime Ltd.

The Company”) completed the acquisition of 100.00% of the issued and outstanding shares of Alchemy Prime Limited (“APL”) on November 30, 2023 (“Acquisition Date”) from APHL, through an exchange for 966,379 Series B Preferred Stock valued at $1,362,594.

Kundnani is the (sole) natural person holding one hundred percent (100%) shareholding in the APHL. Kundnani (“Control Person”) is also a controlling shareholder in the Company.

APL is an investment firm regulated by the Financial Conduct Authority (‘FCA’). It provides investment advice, acts as agent and principal, safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets, and is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

APL’s consolidated revenues for the fiscal year ending December 31, 2023, and 2022 were $664,579 and $0, respectively. The Company has consolidated APL’s revenue from December 1, 2023, to December 31, 2023.

Termination of CIM Acquisition

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

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were initially convertible into common stock at $0.10 per share but discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares should FRH decide to convert the entire note. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for issuing 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

On August 24, 2021, FDCTech, Inc., a Delaware corporation (“FDCT” or the “Company” or “Buyer”), terminated the Stock Purchase Agreement (the “Agreement”), dated June 2, 2021, with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“Genesis” or “Seller”). As of the termination date, the Company has not issued any securities to the Seller. The Company could not complete nor qualify the Agreement as Genesis could not comply with several non-exhaustive material provisions, covenants, or conditions.

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

AML is an investment firm regulated by the Malta Financial Services Authority (MFSA).

APL is an investment firm regulated by the Financial Conduct Authority (FCA).

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

Upon Mr. Kerridge’s termination and Mr. Provini’s resignation, the Company has four Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the company’s executive directors and officers. Gope S. Kundnani is considered an executive director by owning the Company’s stock of at least 10%. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through March 31, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

On April 18, 2023, the Company, based on the decision of its board of directors, approved the engagement of Bolko & Company, Boca Raton, Florida (“Bolko”) to serve as the Company’s independent registered public accounting firm, commencing April 18, 2023. On March 4, 2024, the board of directors of the “Company terminated its relationship with its independent registered public accounting firm, Bolko & Company, Boca Raton, Florida (“Bolko”), effective as of March 4, 2024.

The Company retained Bolko for less than a year, and we did not file any Form 10K reports with the SEC. During the period that Bolko was the Company’s auditor through March 4, 2024, there were no disagreements with Bolko on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Bolko, would have caused Bolko to refer to the matter in its reports on the Company’s financial statements for such periods.

On March 4, 2024, the Company, based on the decision of its board of directors, approved the engagement of Fortune CPA Inc., Orange, California (“FCPA”) to serve as the Company’s independent registered public accounting firm, commencing March 4, 2024.

On July 2, 2024, the Company, based on the decision of its board of directors, approved the engagement of Olayinka Oyebola & Co (“Olayinka”) to serve as the Company’s independent registered public accounting firm, commencing July 2, 2024. Olayinka is a member of Public Company Accounting Oversight Board (PCAOB) in the United States and member of Canadian Public Accountability Board (CPAB) in Canada.

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2023, and 2022, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries, including Russia and Cyprus, and infections were reported globally. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on trade. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey and Kazakhstan, which are considered neutral zones. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. It may impact our software development capabilities and the Company’s business plans if we cannot relocate our technical and development operations to a safer zone.

As of the date of this report, there has been no disruption in our operations.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

Irvine Lease, California, USA (Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

Limassol, Cyprus Lease, (Europe Office)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and renewable two months before the term in June 2025.

Limassol, Cyprus Lease, Europe (Ecastica)

From October 2023 to January 2024, the Company leased office space in the Limassol District, Cyprus, for a specific purpose. This space was intended for our subsidiary, Alchemytech Ltd, to be established in Cyprus in March 2024. The monthly rent payment for this office was approximately $1,000, and the down payment for the lease was approximately $6,300. These expenses were included in the general and administrative expenses.

Chelyabinsk, Russia (Terminated)

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues a month-to-month basis until the Company, or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey. In April 2023, we relocated our personnel to Kazakhstan.

Right-of-Use Assets and Lease Liabilities

The Company has entered into operating lease agreements for its facilities and equipment. The right-of-use asset (ROU) is measured at the present value of the lease payments over the lease term, adjusted for lease incentives, initial direct costs, and any lease payments made at or before the commencement date. As of December 31, 2023, the ROU: $39,683. Lease liabilities are measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate (10.00%) at the lease commencement date. The Operating Lease Liability was estimated to be $36,419 current and $3,264 noncurrent. The lease expense for the fiscal year ended December 31, 2023, consists of an operating lease expense of $42,390.

The Company determines the lease term as the non-cancelable period of the lease, together with periods covered by an option to extend the lease if it is reasonably certain to be exercised and periods covered by an option to terminate the lease if it is reasonably certain not to be exercised.

The discount rate of 10.00% used to measure the lease liabilities was determined based on the Company’s incremental borrowing rate, as the rate implicit in the lease is not readily determinable.

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

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432, and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. OTC Bulletin Board and OTC Link quote our stock under OTCQ: FDCT. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Quarterly Stock Performance:

Our common stock is traded on the OTC Bulletin Board under the ticker symbol OTCQB: FDCT.

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2023	$0.024	$0.0074	$0.0157	$0.011	$0.014	$0.007	$0.046	$0.006
2022	$0.078	$0.030	$0.068	$0.028	$0.060	$0.012	$0.018	$0.008

Our stock commended trading in June 2020.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of December 31, 2023, we had 228 record holders of our Common Stock.

As of October 15, 2024, we had 388,584,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, 2,361,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

Dividends

The Company did not declare any cash dividends for the December 31, 2023, fiscal year. The company’s Board of Directors, composed of Mitchell Eaglstein, Imran Firoz, Jonathan Baumgart, and Gope S. Kundnani, has determined that it does not anticipate declaring or distributing cash dividends in the foreseeable future. The Board of Directors decides the declaration, payment, timing, and amount or number of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

Securities Authorized for Issuance under Equity Compensation Plans

On March 12, 2024, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 21, 2024 (the “Record Date”) of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

1.	To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000 (the “Authorized Share Increase”),
2.	To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2024, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 50, to be determined by the Board of Directors, and
3.	To approve the Company’s 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”).

On February 21, 2024, our Board unanimously approved the Corporate Actions. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the actions disclosed herein as quickly as possible in order to accomplish the purposes of our Company, we chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in this Information Statement in accordance with Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and our bylaws. On February 21, 2024, the Approving Stockholders approved, by written consent, the Corporate Actions. The Approving Stockholders (common stock only) own 280,102,413 shares, representing 72% of the total issued and outstanding voting power of the Company.

Since the Board and the holders of a majority of the voting power of the Company’s issued and outstanding shares of capital stock have voted in favor of the Corporate Actions, all corporate actions necessary to authorize the Corporate Actions have been taken. We expect that each of the Corporate Actions will become effective on or about the 20th calendar day after the date on which this Information Statement and the accompanying notice are mailed to our stockholders. Our Board retains authority to abandon either or both of the Corporate Actions for any reason at any time prior to the effective date of the respective Corporate Action.

As of December 31, 2022, the Company had no equity compensation plans.

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

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to –forex, stocks, ETFs, commodities, digital assets, social/copy trading, and other high-growth fintech markets.

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

Currently, we have three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues throughout the United States. While the outbreak was initially concentrated in China, it spread to several other countries, including Russia and Cyprus, and infections were reported globally. Many countries worldwide, including the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on our business. These measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

As of the date of this report, there has been no disruption in our operations.

Technology & Software Development Business

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Digital Assets Web Trader Platform, and other digital assets-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), and FX/OTC liquidity solutions.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, digital assets, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

For the fiscal year ending December 31, 2023, and 2022, the Company had seventeen (17) and ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by the European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2024.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company did not commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company does not expect to commercialize the Robo Advice Platform.

Technology & Software Development Revenue & Gross Margins:

	Fiscal year ended December 31, 2023 (Audited)	Fiscal year ended December 31, 2022 (Audited)
Revenue, $	1,811,423	626,600
Cost of sales, $	22,503	159,051
Gross Profit (loss), $	1,788,920	466,949
Gross Margins	98.76%	74.59%

Wealth Management Business

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired a controlling interest of fifty-one percent (51.00%) of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. (“ADS”). ADFP owns one hundred percent (100.00%) equity interest in ADS. As a result, the Company owns 51.00% of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 financial advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers and accountants in Australia and offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management Revenue & Gross Margins:

	Fiscal year ended December 31, 2023 (Audited)	Fiscal year ended December 31, 2022 (Audited)
Revenue, $	5,927,424	5,827,732
Cost of sales, $	5,338,510	5,275,741
Gross Profit (loss), $	588,914	551,990
Gross Margins	9.94%	9.47%

Investment and Margin Brokerage Business (Europe and UK)

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. (“AML”), formerly known as NSFX Ltd (“NSFX”). AML is an investment firm regulated by the Malta Financial Services Authority (MFSA).

The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. The Company amended the Agreement to October 15, 2024, to comply with the BVI Companies Act requirement for the change of ownership. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

The Company completed the acquisition of the remaining 49.90% of the issued and outstanding shares of Alchemy Markets Holdings Ltd (Alchemy BVI), formerly known as New Star and its subsidiary AML on November 30, 2023 (“Acquisition Date”), from Alchemy Prime Holdings Ltd. (APHL), through an exchange for 833,621 Series B preferred convertible stocks (“Series B Preferred Stock”) valued at $1,175,406.

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real-time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

The Company”) completed the acquisition of 100.00% of the issued and outstanding shares of Alchemy Prime Limited (“APL”) on November 30, 2023 (“Acquisition Date”) from APHL, through an exchange for 966,379 Series B Preferred Stock valued at $1,362,594.

APL is an investment firm regulated by the Financial Conduct Authority (‘FCA’). It provides investment advice, acts as agent and principal, safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets, and is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

Mr. Gope S. Kundnani (“Kundnani”) is the (sole) natural person holding one hundred percent (100%) shareholding in the APHL. Kundnani (“Control Person”) is also a controlling shareholder in the Company.

Brokerage Trading Revenue & Gross Margins*:

	Fiscal year ended December 31, 2023 (Audited)	Fiscal year ended December 31, 2022 (Audited)
Revenue, $	5,016,053	-
Cost of sales, $	1,146,029	-
Gross Profit (loss), $	6,507,042	-
Gross Margins	77.15%	-

* The Company consolidated AML’s revenues from July 1, 2023, to December 31, 2023. The Company has consolidated APL’s revenue from December 1, 2023, to December 31, 2023.

CIM Acquisition Termination

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

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $21,617,200 in revenues from January 21, 2016 (inception) to December 31, 2023. For the fiscal year ending December 31, 2023, and 2022, the Company generated $12,754,900 and $6,453,732 in revenues, an increase of over 101.81%. At December 31, 2023, the Company had a cash balance of $31,316,461 and an accumulated deficit of $2,643,647.

Financial Condition at December 31, 2023

On December 31, 2023, the accumulated deficit, cash balance, and working capital deficit were $2,643,647, $31,316,461, and $11,260,603, respectively.

On November 30, 2023, Kundnani purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 Common stock of the Company for $5.5 million. The Company has issued the Common stock to Kundnani. The Company expects to receive funds by the end of April 2024.

Even though we believe that our cash balance is sufficient to fund our operations and growth, the Company plans to raise additional capital as disclosed in Subsequent Events. The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2023.

Financial Condition at December 31, 2022

On December 31, 2022, the accumulated deficit, cash balance, and working capital deficit were $4,216,823, $264,829, and $345,269, respectively.

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

RESULTS OF OPERATIONS

For the fiscal year ending December 31, 2023, compared to the fiscal year ending December 31, 2022

The revenues generated for the fiscal year ending December 31, 2023, and 2022 were $12,754,900 and $6,453,732, respectively. The increase in revenue was mainly due to the consolidation of AML’s trading revenue as of June 30, 2023. During the fiscal year ending December 31, 2023, and 2022, the Company incurred a net profit and a net loss of $1,573,176 and $1,069,267. The increase in net profit was mainly due to margin brokerage business’ net profit from July 1, 2023, to December 31, 2023.

The total revenue breakdown for the fiscal year ending December 31, 2023, and 2022 is below:

	Fiscal year ended December 31, 2023 (Audited)	Fiscal year ended December 31, 2022 (Audited)
Technology & Software Development	$1,811,423	$5,827,731
Wealth Management	5,927,424	626,600
Trading Revenue	5,016,053	-
Total, $	12,754,900	6,453,731

	Fiscal year ended December 31, 2023 (Audited)	Fiscal year ended December 31, 2022 (Audited)
Technology & Software Development	14.20%	9.70%
Wealth Management	46.47%	90.30%
Trading Revenue	39.33%	-
Total	100.00%	100.00%

During the fiscal years ended December 31, 2023, and 2022, the Company incurred General and administrative costs (“G and A”) of $2,943,913 and $1,623,031, respectively. The increase in G and A costs for the fiscal year ending December 31, 2023, was mainly due to the inclusion of G and A of AML and APL, effective June 30, 2023, and November 30, 2023, respectively. The G and A expenses were 23.08% and 25.15% of the fiscal revenue for the fiscal year ending December 31, 2023, and 2022. Amortization expenses were $22,503 and $159,051 for the fiscal year ending December 31, 2023, and 2022, respectively, and the Company has included them in the Cost of sales expense. The decrease in amortization expense for the fiscal year ending December 2023 is due to the complete amortization of Condor Back Office, Condor Digital Assets Platform, and Condor FX Trading Platform (Desktop). The depreciation expenses for furniture and computers for the year ended December 31, 2023, and 2022, were $213,910 and $3,894.

The Company incurred $1,512,790 and $382,864 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2023, and 2022, respectively. The sales and marketing costs increased in fiscal 2023 due to an increase in sales and marketing expenses related to margin brokerage business. During fiscal 2022, the sales and marketing costs mainly included stock-based payment to marketing and branding consultants, travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 11.86% and 5.93% of the sales for the fiscal year ending December 31, 2023, and 2022, respectively.

The rental expenses were $47,768 and $25,438 for the fiscal year ending December 31, 2023, and 2022. Effective October 29, 2019, the Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618, as discussed in Note 2.

Irvine Lease, California, USA (Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

Limassol, Cyprus Lease (Europe Office)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and renewable two months before the term in June 2025.

Limassol, Cyprus Lease, Europe (Ecastica)

From October 2023 to January 2024, the Company leased office space in the Limassol District, Cyprus, for a specific purpose. This space was intended for our subsidiary, Alchemytech Ltd, to be established in Cyprus in March 2024. The monthly rent payment for this office was approximately $1,000, and the down payment for the lease was approximately $6,300. These expenses were included in the general and administrative expenses.

Chelyabinsk, Russia (Terminated)

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

Right-of-Use Assets and Lease Liabilities

The Company has entered into operating lease agreements for its facilities and equipment. The right-of-use asset (ROU) is measured at the present value of the lease payments over the lease term, adjusted for lease incentives, initial direct costs, and any lease payments made at or before the commencement date. As of December 31, 2023, the ROU: $39,683. Lease liabilities are measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate (10.00%) at the lease commencement date. The Operating Lease Liability was estimated to be $36,419 current and $3,264 noncurrent. The lease expense for the fiscal year ended December 31, 2023, consists of an operating lease expense of $42,390. The Company has included all rental expenses in the General and Administrative costs.

The Company determines the lease term as the non-cancelable period of the lease, together with periods covered by an option to extend the lease if it is reasonably certain to be exercised and periods covered by an option to terminate the lease if it is reasonably certain not to be exercised.

The discount rate of 10.00% used to measure the lease liabilities was determined based on the Company’s incremental borrowing rate, as the rate implicit in the lease is not readily determinable.

The Company incurred $1,512,790 and $382,864 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2023, and 2022, respectively. The sales and marketing costs increased in fiscal 2023 due to an increase in sales and marketing expenses related to margin brokerage business. During fiscal 2022, the sales and marketing costs mainly included stock-based payment to marketing and branding consultants, travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 11.86% and 5.93% of the sales for the fiscal year ending December 31, 2023, and 2022, respectively.

For the fiscal year ending December 31, 2023, and 2022, the Company had seventeen (17) and ten (10) active technology and software development customers. Revenues generated from the top three (3) customers represented approximately 11.58% and 7.83% of total revenue for the fiscal year ending December 31, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2023, and 2022, we had a cash balance of $31,316,461 and $264,829, respectively. At December 31, 2023, and 2022, the working capital surplus and deficit were $11,260,603 and $345,269, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in the increase of current assets over current liabilities as of December 31, 2023.

We generate a substantial portion of our operating income outside the United States, and this income is deemed to be indefinitely reinvested in foreign jurisdictions. Consequently, as outlined under “Cash and Cash Equivalent,” the majority of our cash and short-term investments are held by our foreign subsidiaries. At present, we do not intend to repatriate these funds and do not foresee a need to do so.

We anticipate that our existing domestic cash, short-term investments, and cash flows from operations will be sufficient to fund our domestic operating activities and fulfill our cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayments, and capital expenditures, for at least the next 12 months and for the foreseeable future.

Should we require additional capital in the United States beyond what our domestic operations generate—for instance, to fund significant discretionary activities such as business acquisitions or share repurchases—we could choose to repatriate future earnings from foreign jurisdictions or raise capital within the United States through debt or equity issuances. These alternatives may result in higher effective tax rates, increased interest expenses, or dilution of our earnings. We have previously borrowed funds domestically and believe that we can continue to do so at reasonable interest rates.

In the next twelve (12) months, the Company will continue investing in sales, marketing, product development, new technology solutions, and existing technology support to serve our customers. We expect capital expenditure to increase to $500,000 in the next twelve (12) months to support the growth, including working capital, software development, sales & marketing, and purchasing computers and servers.

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

Initial Seed Funding in 2016

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. Effective June 1, 2017, we raised $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates. Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were initially convertible into common stock at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share with a maximum of 20,000,000 shares.

Going Public in 2019

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

PPP and SBA Funding in 2020

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

Settlement of FRH Debt and Equity Line of Credit (Investment Agreement) in 2021

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. From October 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $38,824 after deducting financing costs associated with the Investment Agreement.

Investment Agreement, Promissory Note, Related Party Investments in 2022

From January 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $33,596 after deducting financing costs associated with the Investment Agreement. From October 2021 to February 2022, the Company received $72,420 from the Investment Agreement.

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

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000 to Kundnani, considered a related party.

Related Party Investments and Acquisitions in 2023

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB to compensate for consideration shares related to the AJB Note valued at $60,525.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000 to Kundnani, considered a related party.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released $180,000 to increase cash on hand.

On November 30, 2023, Kundnani, considered a related party, purchased 2,500,000 Series A Preferred stock of the Company for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 Common stock of the Company for $5.5 million. The Company has issued the Common stock to Kundnani. The Company expects to receive funds by the end of April 2024.

GOING CONCERN CONSIDERATION

We have generated revenues of $12,754,900 for the fiscal year ending on December 31, 2023. As of December 31, 2023, and 2022, the Company had an accumulated deficit of $2,643,647 and $4,216,823. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2023, and 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and operations results on our financial statements, which we have prepared following the U.S. Generally Accepted Accounting Principles (GAAP). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material.

We have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K/A for the fiscal year ending December 31, 2022, filed with the SEC on May 5, 2023. We continuously evaluate our critical accounting estimates and judgments required by our policies and update them as appropriate based on changing conditions.

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

Recent Accounting Pronouncements

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ending December 31, 2022, filed with the SEC on May 5, 2023.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-20 and are incorporated herein by this reference.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	40	President/CEO/Director
Imran Firoz	51	CFO/Secretary/Director
Brian Platt	44	CTO
Jonathan Baumgart	40	Director
Gope S. Kundnani	66	Director

Directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meets, following the stockholders’ annual meeting, and the directors’ successors are elected and qualified.

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

From June 2014 to February 2016, Mr. Eaglstein worked as the Managing Member of MMI Advisors, LLC (MMI), which provided business development services to Fortress Prime, UAE (“Fortress”). MMI assisted Fortress with $20 million in trading revenue within one year from the start-up date. During the engagement, MMI helped Fortress achieve over $70 billion in monthly trading volume within one (1) year and reached the top twenty (20) forex brokers by volume. Mr. Eaglstein assembled and led a global team with offices in the Middle East, North America, Russia, and Asia to achieve positive cash flow results within two (2) months of product launch.

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

From March 2009 to May 2011, Mr. Eaglstein led FXCM Systems, LLC, as its Chief Information Officer. He successfully provided white label and software development solutions to FXCM, one of the largest forex broker-dealers in the world, on behalf of FXCM. From January 2007 to March 2011, he served as the Chief Operating Officer and Chief Information Officer for Avalon Capital Holdings Corporation. He developed, marketed, and distributed high-performance proprietary trading software for financial companies engaged in online forex trading. From January 2007 to Feb 2009, Mr. Eaglstein was the Co-Founder and Chief Operating Officer of Traders Development COO Traders Development, LLC, a financial software company based in Irvine, California. Early in his career, Mr. Eaglstein co-founded Campus Universe, an online consignment shop for students to buy and sell textbooks from each other via a fully automated e-commerce website that won the Golden Web Award.

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

Mr. Firoz started his career as a Chemical Engineer with Tata Chemicals Limited from December 1994 until September 1997. He led several cross-functional teams to manage the Ammonia Plant’s commissioning activities, plant operations, and other technical projects. From October 1997 to July 1999, Mr. Firoz worked as a Senior Process Engineer with Saudi Methanol Company, a Saudi Basic Industries Corporation (SABIC) subsidiary. He was responsible for technical services and improving plant safety management. Mr. Firoz received his MBA in April 2001 from the Richard Ivey School of Business, University of Western Ontario, Canada. Mr. Firoz graduated in July 1993 with a Bachelor of Engineering (Chemical) from Aligarh University, India. Mr. Firoz has been a Certified Financial Risk Manager from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

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

Jonathan Baumgart, Director

Mr. Baumgart has been a non-executive director of the Company since June 2021. Mr. Baumgart is considered independent under NYSE and NASDAQ listing standards. The Company compensates Mr. Baumgart for his services on the Board in cash and stock-based equity. He founded Atomiq Consulting (“Atomiq”) and has been its Chief Executive Officer since May 2014. Atomiq specializes in the retail forex industry and the trading of other high-growth financial assets. In February 2015, Mr. Baumgart co-founded Money Matter, a boutique financial investment services firm based in Krakow, Poland. Between September 2010 and March 2014, Mr. Baumgart was the Director of Training at Boston Technologies, a technology, market maker, high-frequency trading, and inter-broker broker-dealer in the retail forex, precious metals, and other over-the-counter financial securities. In 2004, Mr. Baumgart completed his International Affairs & Economics undergraduate degree from the Whittemore School of Business and Economics, University of New Hampshire, Durham.

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

Term of Office

All directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting, followed by the stockholders’ annual meeting, and until the directors’ successors have been elected and qualified.

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

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee, does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only three (3) directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three (3) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers other than as described above. We are unaware of any other conflicts of interest with our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our Company has, during the last ten (10) years, (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two (2) years prior thereto.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors and that the appropriate responses are provided to stockholders promptly. Our board of directors will continue to monitor whether it would be relevant to adopt such a process during the upcoming year.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by, or paid to our chief executive officer and our only other compensated executive officer serving in the previous completed fiscal year (collectively, the “Named Executives”):

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary (3) ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Mitch Eaglstein, CEO (1)	2023	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2022	144,000	-0-	83,000	-0-	-0-	-0-	-0-	227,000
Imran Firoz, CFO (2)	2023	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2022	144,000	-0-	83,000	-0-	-0-	-0-	-0-	227,000
Brian Platt, CTO (3)	2023	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
	2022	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Appointed CEO, President, and Director on January 21, 2016. The Company issued 30,000,000 common stock on January 21, 2016, and 2,600,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(2) Appointed Chief Financial Officer, Secretary, and Director on January 21, 2016. The Company issued 5,310,000 common stocks on January 21, 2016, and 400,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(3) On March 15, 2016, the Company issued 500,000 restricted common shares to Platt for services valued at $25,000.

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying monthly compensation of $5,000 to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company pays $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company expenses $15,000 monthly to its CEO and CFO.

Messrs. Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all such officers to employee status during the second quarter of 2021. The Company has not issued any bonuses or option awards to its officers. The Company intends to provide these incentives to meet specific sales criteria, which will be reviewed quarterly and annually.

On December 12, 2022, the Board of Directors issued 10,000,000 common stocks valued at $83,000 each to Eaglstein and Firoz for services rendered concerning the acquisition of AML Ltd and integration of AD Advisory Services Pty Ltd.

Stock Option Grants

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2023, or through the date of filing this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The Company issued Jonathan Baumgart, non-executive director, 100,000 common stocks valued at $21,000 in June 2021 upon his appointment to the Board. The Company issued Baumgart 500,000 common stocks valued at $15,000 in December 2021.

The Company issued Gope S. Kundnani, director, 5,000,000 common stocks valued at $60,000 in September 2022 upon his appointment to the Board. The Company has not issued any other compensation to Kundnani as of December 31, 2023.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2023, the number of shares of common, Series A Preferred Stock, and Series B Preferred Stock of our Company that are beneficially owned by (i) each person or entity is known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which consists of the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security and has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 388,584,729 shares of our common stock issued and outstanding for the fiscal year of December 31, 2023.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	30,768,105	7.92%
Imran Firoz	Common	24,310,000	6.26%
Brian Platt	Common	500,000	* %
Jonathan Baumgart	Common	645,000	* %
Gope S. Kundnani (2)	Common	200,000,000	51.47%
FRH Group Corporation (3)	Common	26,372,413	6.79%
Officers and Directors as a group (4 persons)	Common	255,178,105	66.07%

* Less than 1%

The percentages below are calculated based on 6,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year of December 31, 2023.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	1,500,000	23.07%
Gope S. Kundnani (5)	Series A Preferred	4,000,000	61.53%
Felix R. Hong (3)	Series A Preferred	1,000,000	15.38%
Officers and Directors as a group (2 persons)	Series A Preferred	6,500,000	84.60%

The percentages below are calculated based on 1,800,000 shares of our Series B Preferred Stock issued and outstanding for the fiscal year of December 31, 2023.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
Alchemy Prime Holdings Ltd.	Series B Preferred	1,800,000	100.00%
Officers and Directors as a group (1 person)	Series B Preferred	1,800,000	100.00%

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

(1) Addresses for all officers and directors are 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

(2) Gope S. Kundnani owns 200,000,000 in the Company’s common stock personally and through Alchemy Prime Holdings Ltd.

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

(4) Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. As a result, 4,000,000 Series A Preferred Shares represent a 45.43% voting percentage on a fully diluted vote per share basis.

(5) In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the Director of the Company. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

(6) The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 1,800,000 Series B Preferred Shares represent a 0.25% voting percentage on a fully diluted vote per share basis.

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

For the fiscal year ending December 31, 2023, and 2022, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements.

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

In September 2022, the Company issued 30,000,000 common stock for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000, valued at $60,000. Mr. Kundnani is the director and owner of APL.

In January 2023, the Company issued 115,000,000 common stock for a cash consideration of $550,000 to Kundnani, its director.

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Kundnani, the Director of the Company. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

On September 30, 2023, the Company signed the definitive agreement with Alchemy Group, where the Company acquired 100% of Alchemy Markets DMCC (Alchemy UAE), 100% of APL, and 49.90% of AML. The Company terminated the acquisition of Alchemy UAE in October 2023.

On November 30, 2023, the Company purchased 499 shares of Alchemy Markets Holdings Ltd (Alchemy BVI) from Alchemy Prime Holdings Ltd (APHL) in exchange for 833,621 Series B Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Preferred stock to APHL. Kundnani, a related party, is the sole shareholder of APHL, a related party. As a result, the Company now owns one hundred percent (100.00%) of AML, an operating entity of Alchemy BVI.

On November 30, 2023, the Company purchased one hundred percent (100.00%) of all the issued and outstanding shares of APL, an FCA-regulated brokerage, from APHL in exchange for 966,379 Series B Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Preferred stock APHL. Kundnani, a related party, is the sole shareholder of APHL.

Kundnani, a related party, purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. FDCTech has issued the Series A Preferred stock to Kundnani.

Kundnani, a related party, purchased 50,000,000 Common stock of FDCTech for $5.5 million. FDCTech has issued the Common stock to Kundnani.

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024 (See: Subsequent Events Memo).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 2, 2024, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, Fortune CPA Inc., Orange, California (“Fortune”), effective as of July 2, 2024.Fortune was only retained by the Company for less than a year, and no reports were filed with the SEC. During the period of time that Fortune was the Company’s auditor through July 2, 2024, there were no disagreements with Forutne on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fortune, would have caused Fortune to refer to the matter in its reports on the Company’s financial statements for such periods.

On July 2, 2024, the Company, based on the decision of its board of directors, approved the engagement of Olayinka Oyebola & Co (“Olayinka”) to serve as the Company’s independent registered public accounting firm, commencing July 2, 2024. Olayinka is a member of Public Company Accounting Oversight Board (PCAOB) in the United States and member of Canadian Public Accountability Board (CPAB) in Canada.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through March 31, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

On April 18, 2023, the Company, based on the decision of its board of directors, approved the engagement of Bolko & Company, Boca Raton, Florida (“Bolko”) to serve as the Company’s independent registered public accounting firm, commencing April 18, 2023. On March 4, 2024, the board of directors of the “Company terminated its relationship with its independent registered public accounting firm, Bolko & Company, Boca Raton, Florida (“Bolko”), effective as of March 4, 2024.

The Company retained Bolko for less than a year, and we did not file any Form 10K reports with the SEC. During the period that Bolko was the Company’s auditor through March 4, 2024, there were no disagreements with Bolko on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Bolko, would have caused Bolko to refer to the matter in its reports on the Company’s financial statements for such periods.

On March 4, 2024, the Company, based on the decision of its board of directors, approved the engagement of Fortune CPA Inc., Orange, California (“FCPA”) to serve as the Company’s independent registered public accounting firm, commencing March 4, 2024.

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

For the fiscal year ending December 31, 2023, the Company paid $64,800 to BF Borgers and $15,000 to Bolko.

The fees include auditing our annual financial statements for 2023 and reviewing Forms 10-Q for 2023, or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2023, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such members must report any pre-approval to our Board of Directors at the next meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by FHH, BF Borgers, Bolko, or FCPA for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by FHH, BF Borgers, Bolko, or FCPA for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no other fees or expenses in 2023 for any other products or professional services rendered by FHH, BF Borgers, Bolko, or FCPA other than as described above.

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

FDCTECH, INC.

Date: October 15, 2024	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: October 15, 2024	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal	October 15, 2024
Mitchell Eaglstein	Executive Officer)

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and	October 15, 2024
Imran Firoz	Accounting Officer)

FDCTECH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FDCTECH, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTECH, INC (the ‘Company’) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(2,643,647). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

October 10, 2024

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$31,316,461	$264,829
Accounts receivable, net of allowance for doubtful accounts of $175,640 and $121,987, respectively	1,029,000	65,583
Prepaid expenses – current	403,191	226,594
Subscription receivable	8,200,000	200,000
Loan receivable	-	9,219
OID promissory note	-	55,000
Total Current assets	40,948,652	821,225
Capitalized software, net	1,087,543	761,642
Investment through subsidiary	36,062	36,062
Accrued income	1,035,619	-
Acquired intangible assets	1,305,493	1,293,255
Related party guarantee	1,353,170	-
Tax receivable	177,206	-
Fair value of trading positions for the firm, profit	1,396,066	-
Right of use (lease)	39,683	-
Fixed assets, net	163,572	4,034
Total assets	$47,543,066	$2,916,218
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$179,979	$53,229
Line of credit	60,742	47,369
Accrued expenses, related party	534,500	429,500
Promissory note	-	550,000
Business acquisition loan	350,000	-
Cares act- paycheck protection program advance	20,652	40,139
Related party advances	793,339	5,988
Customer funds	30,220,270	-
Fair value of trading positions for the firm, loss	520,808	-
Operating lease liability, current	36,419	-
Other current liabilities	770,984	40,269
Total Current liabilities	33,487,693	1,166,494
Deferred tax liabilities	846,581	-
SBA loan – non-current	122,689	131,194
Operating lease liability, non-current	3,264	-
Accrued interest – non-current	33,062	14,703
Total liabilities	34,493,289	1,312,391
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 6,500,000 and 4,000,000 issued and outstanding, as of December 31, 2023, and December 31, 2022	650	400
Series B Preferred stock, par value $0.0001, 3,500,000 shares authorized, 1,800,000 and 0 issued and outstanding, as of December 31, 2023 and December 31, 2022	180	-
Common stock, par value $0.0001, 500,000,000 shares authorized; 388,584,729 and 211,275,550 shares issued and outstanding, as of December 31, 2023 and December 31, 2022	38,858	21,127
Additional paid-in capital	15,389,569	5,725,530
Accumulated other comprehensive income	225,228	17,544
Accumulated deficit	(2,643,647)	(4,216,823)
Total FDCTech, Inc. stockholders’ equity (deficit)	13,010,838	1,547,778
Noncontrolling interest	38,939	56,049
Total liabilities and stockholders’ deficit	$47,543,066	$2,916,218

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023	December 31, 2022
Revenues
Technology & software	1,811,423	626,600
Wealth management	5,927,424	5,827,731
Trading revenue	5,016,053	-
Total revenue	$12,754,900	$6,453,731
Cost of sales
Technology & software	22,503	159,051
Wealth management	5,338,510	5,275,741
Trading revenue	1,146,029	-
Total cost of sales	6,507,042	5,434,792
Gross Profit	$6,247,858	1,018,939
Operating expenses:
General and administrative	2,943,913	1,623,031
Sales and marketing	1,512,790	382,864
Depreciation	213,910	3,894
Total operating expenses	4,670,613	2,009,789
Operating loss	1,577,245	(990,850)
Other income (expense):
Other interest expense	(6,848)	(72,644)
Other income (expense)	(2,570)	(7,615)
Total other income (expense)	(9,418)	(80,259)
Income (loss) before provision for income taxes	1,567,827	(1,071,109)
Provision for income taxes	-	-
Net income (loss)	$1,567,827	$(1,071,109)
Net loss per common share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding basic and diluted	329,492,915	158,048,019
Other comprehensive income (loss):
Change in foreign currency translation	$207,684	$18,250
Total other comprehensive income (loss)	207,684	18,250
Total comprehensive income (loss)	1,775,511	(1,052,859)
Comprehensive income (loss) attributable to noncontrolling interests	17,972	10,785
Comprehensive income (loss) attributable to FDCTech stockholders	$1,757,539	$(1,063,644)

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Stockholders’ Deficit
Fiscal year ended December 31, 2022
Balance, December 31, 2021	4,000,000	$400	141,811,264	$14,181	$4,841,545	$(706)	$(3,147,556)	$1,707,864

Common shares issued for cash valued at $0.0625 per share	-	-	500,000	50	31,200	-	-	31,250
Common shares issued for services valued at $0.0625 per share	-	-	1,500,000	150	93,600	-	-	93,750
Common shares issued for cash valued at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common shares issued for cash valued at $0.0408 per share	-	-	500,000	50	20,335	-	-	20,385
Common shares issued for financing cost valued at $0.0323 per share	-	-	2,214,286	221	71,300	-	-	71,521
Common shares issued for cash valued at $0.0356 per share	-	-	500,000	50	17,750	-	-	17,800
Common shares issued for cash valued at $0.0395 per share	-	-	500,000	50	19,700	-	-	19,750
Common shares issued for services valued at $0.0379 per share	-	-	250,000	25	9,450	-	-	9,475
Forex gain (loss) on consolidation	-	-	-	-	-	18,250	-	18,250
Common shares issued for cash valued at $0.010 per share	-	-	30,000,000	3,000	297,000	-	-	300,000
Common shares issued for services valued at $0.012 per share	-	-	5,000,000	500	59,500	-	-	60,000
Common shares issued for services valued at $0.0083 per share	-	-	20,000,000	2,000	164,000	-	-	166,000
Common shares issued for services valued at $0.0095 per share	-	-	8,000,000	800	75,200	-	-	76,000
Net loss	-	-	-		-	-	(1,069,267)	(1,069,267)
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Fiscal year ended December 31, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Common shares issued for financing cost at $0.0114 per share	-	-	5,309,179	531.0	59,994	-	-	60,525
Common shares issued for cash valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for services at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
Common shares issued for cash valued at $0.11 per share	-	-	50,000,000	5,000	5,495,000	-	-	5,500,000
Common shares issued for warrant settlement valued at $0.018 per share	-	-	5,000,000	500	89,500	-	-	90,000
Series A Preferred shares issued for cash valued at $1.00 per share	2,500,000	250	-	-	2,499,750	-	-	2,500,000
Series B Preferred shares issued for acquisition valued at $1.41 per share	1,800,000	180	-	-	2,537,820	-	-	2,538,000
Changes in APIC due to acquisition of APL & AML	-	-	-	-	(1,582,325)		-	1,510,906
Intercompany guarantee	-	-	-	-	-	-	-	-
Forex gain (loss) on consolidation	-	-	-	-	-	207,684	-	207,684
Net loss	-	-	-	-	-	-	1,573,176	1,573,176
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$1,573,176	$(1,069,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	22,503	159,051
Depreciation	213,910	3,894
Common stock issued for services	26,000	405,225
Accounts receivable allowance	21,526	21,526
Subscription receivable	(8,000,000)	-
Fixed assets, net	(373,448)	417
Acquired intangible assets	(12,238)	(7,234)
Change in assets and liabilities:
Gross accounts receivable	(984,943)	(65,956)
Prepaid	(176,597)	91,841)
OID Promissory Note	55,000	(55,000)
Loan receivable	9,219	7,897
Accounts payable	126,750	(14,202)
Other current liabilities	730,715	(25,717)
Accrued interest	18,359	5,479
Customer funds	30,220,270	-
Fair value of trading position, net	(875,258)	-
Operating lease	39,683	-
Deferred taxes	846,581	-
Related party guarantee	(1,353,170)	-
Tax receivable by subsidiaries	(177,206)	-
Accrued income	(1,035,619)	-
Right of use of assets (lease)	(39,683)	-
Accrued expenses, related party	105,000	26,000
Net cash used in operating activities	$20,980,530	$(516,046)
Investing Activities:
Capitalized software	(348,404)	(269,831)
Effect of exchange rates	207,684	18,250
Business acquisition seller’s note	350,000	-
Changes in paid-in capital	(1,582,325)	-
Purchase price of acquisitions	2,538,000	-
Net cash used in investing activities	$1,164,955	$(251,581)
Financing Activities:
Borrowing from (payments to) line of credit	13,373	8,123
Promissory Note	(550,000)	550,000
Net proceeds from cares act - paycheck protection program	(19,487)	(10,493)
Net proceeds from SBA loan	(8,505)	(8,505)
Related party advances	787,351	(78,565)
Stock issued for financing	150,525	71,521
Common stock issued for cash	6,050,000	414,185
Series A for cash	2,500,000	-
Noncontrolling interest	(17,110)	(8,791)
Net cash provided by financing activities	$8,906,147	$937,475
Net increase in cash	31,051,632	169,848
Cash at beginning of the period	264,829	94,981
Cash at end of the period	$31,316,461	$264,829
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for financing & warrant settlement	$150,525	-
Series B Preferred stock for acquisition	$2,538,000	-

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

Completed Acquisitions

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% the owner of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

On December 31, 2022, the Company announced the sales purchase agreement (“Agreement”) under which the Company acquired a 50.10% equity interest in New Star Capital Trading Ltd., a British Virgin Island company (“New Star”) and its operating subsidiary Alchemy Markets Ltd. (“AML”), formerly known as NSFX Ltd (“NSFX”). AML is an investment firm regulated by the Malta Financial Services Authority (MFSA).

The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act requirement for the change of ownership, the company amended the agreement to June 30, 2023. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

The Company completed the acquisition of the remaining 49.90% of the issued and outstanding shares of Alchemy Markets Holdings Ltd (Alchemy BVI), formerly known as New Star and its subsidiary AML on November 30, 2023 (“Acquisition Date”), from Alchemy Prime Holdings Ltd. (APHL), through an exchange for 833,621 Series B preferred convertible stocks (“Series B Preferred Stock”) valued at $1,175,406.

The Company”) completed the acquisition of 100.00% of the issued and outstanding shares of Alchemy Prime Limited (“APL”) on November 30, 2023 (“Acquisition Date”) from APHL, through an exchange for 966,379 Series B Preferred Stock valued at $1,362,594.

Mr. Gope S. Kundnani (“Kundnani”) as the (sole) natural person holding one hundred percent (100%) shareholding in the APHL. Kundnani (“Control Person”) is also a controlling shareholder in the Company.

Termination of CIM Acquisition

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Termination of GFNL Acquisition

On August 24, 2021, the Company terminated the Stock Purchase Agreement (the “Agreement”), dated June 2, 2021, with the Shareholders of Genesis Financial, Inc., a Wyoming corporation (“Genesis” or “GFNL” or “Seller”). As of the termination date, the Company did not issue any Securities to the Seller. The Company could not complete nor qualify the Agreement as Genesis could not comply with several non-exhaustive material provisions, covenants, or conditions.

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

Currently, we have three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

Technology & Software Development – Condor Trading Technology

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes but is not limited to Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Digital Assets Web Trader Platform, and other digital assets-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services – The Company’s turnkey business solutions - Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), and FX/OTC liquidity solutions.

The Company has completed the Condor Pro Multi-Asset Trading Platform, previously known as the Condor FX Trading Platform. The Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, digital assets, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year, December 31, 2019. The Company has developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office.

The Company has seventeen (17) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2024.

The Company had developed NFT Marketplace, a decentralized NFT marketplace, a multichain platform with a lazy minting option to reduce and limit unnecessary blockchain usage fees, also known as gas fees. The Company did not commercialize the NFT Marketplace in the fiscal year ending December 31, 2023, as the market for NFT has slowed considerably.

The Company and its subsidiary, ADS, intend to develop a digital wealth management company, initially including a Robo Advice Platform catering to Australia’s wealth management industry. The Company does not expect to commercialize the Robo Advice Platform.

The consolidated revenues for Technology and Software Development for the fiscal year ending December 31, 2023, and 2022, were $1,811,423, and $626,000, respectively.

Wealth Management – AD Advisory Services Pty Ltd.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 financial advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers and accountants in Australia and offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

ADS’ consolidated revenues for the fiscal year ending December 31, 2023, and 2022 were $5,927,424 and $5,827,731, respectively.

Investment and Margin Brokerage Business (Europe and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real-time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

APL is an investment firm regulated by the Financial Conduct Authority (‘FCA’) – it provides investment advice, dealing as agent and principal, safeguarding and administrating assets in forex, equity, commodities, spread bets, and other financial assets. APL is authorized countries to do business, including England, Scotland, Wales, and Northern Ireland.

The consolidated revenues from Investment and Margin Brokerage Business for the fiscal year ending December 31, 2023, and 2022 were $5,016,053 and $0, respectively.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

2021-2022 Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to $2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. From October 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $ $38,824 after deducting financing costs associated with the Investment Agreement.

From January 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of $33,596 after deducting financing costs associated with the Investment Agreement. From October 2021 to February 2022, the Company received $72,420 from the Investment Agreement.

The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from U.S. Small Business Administration (SBA) or Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

2022 Promissory Note

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

Related Party Investments in 2022 to 2023

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000 to Kundnani, considered a related party.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000 to Kundnani, considered a related party.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released $180,000 to increase cash on hand.

On November 30, 2023, Kundnani, considered a related party, purchased 2,500,000 Series A Preferred stock of the Company for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 Common stock of the Company for $5.5 million. The Company has issued the Common stock to Kundnani. The Company expects to receive funds by the end of April 2024.

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

AML is an investment firm regulated by the Malta Financial Services Authority (MFSA).

APL is an investment firm regulated by the Financial Conduct Authority (FCA).

Board of Directors

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini is considered independent under NYSE and NASDAQ listing standards. Mr. Provini has been the Chairman, CEO, and President of Natcore Technology Inc. since May 2009, a research and development company protected by 65 patents granted or pending. From November 1997 to October 2000, he was the President of Ladenburg Thalmann Asset Management and a Director of Ladenburg Thalmann, Inc., one of the oldest New York Stock Exchange members. He served as President of Laidlaw Asset Management and Chairman and Chief Investment Officer of Howe & Rusling, Laidlaw’s Portfolio Management Advisory Group, from November 1995 to September 1997. Mr. Provini served as Rodman & Renshaw’s Advisory Services President from February 1994 to August 1995. He was the President of LaSalle Street Corporation, a wholly owned subsidiary of Donaldson, Lufkin & Jenrette, from January 1983 to April 1985. Mr. Provini has been a leadership instructor at the U.S. Naval Academy, Chairman of the U.S. Naval Academy’s Honor Board, and is a former Marine Corp. officer. Mr. Provini holds an undergraduate Engineering degree from the U.S. Naval Academy in Annapolis, Maryland, and a post-graduate degree from the University of Oklahoma.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through March 31, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

On April 18, 2023, the Company, based on the decision of its board of directors, approved the engagement of Bolko & Company, Boca Raton, Florida (“Bolko”) to serve as the Company’s independent registered public accounting firm, commencing April 18, 2023. On March 4, 2024, the board of directors of the “Company terminated its relationship with its independent registered public accounting firm, Bolko & Company, Boca Raton, Florida (“Bolko”), effective as of March 4, 2024.

The Company retained Bolko for less than a year, and we did not file any Form 10K reports with the SEC. During the period that Bolko was the Company’s auditor through March 4, 2024, there were no disagreements with Bolko on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Bolko, would have caused Bolko to refer to the matter in its reports on the Company’s financial statements for such periods.

On March 4, 2024, the Company, based on the decision of its board of directors, approved the engagement of Fortune CPA Inc., Orange, California (“FCPA”) to serve as the Company’s independent registered public accounting firm, commencing March 4, 2024.

On July 2, 2024, the Company, based on the decision of its board of directors, approved the engagement of Olayinka Oyebola & Co (“Olayinka”) to serve as the Company’s independent registered public accounting firm, commencing July 2, 2024. Olayinka is a member of Public Company Accounting Oversight Board (PCAOB) in the United States and member of Canadian Public Accountability Board (CPAB) in Canada.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly owned subsidiary. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the Company’s accounting policies in its financial statements. The Company has measured and presented the Company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. However, as of December 31, 2023, the majority of the cash balances was held with non-FDIC financial institutions in Malta, UK, and other countries. On December 31, 2023, and 2022, the Company had $31,316,461 and $264,829 cash and cash equivalent held at the financial institution.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts Receivable primarily represent the amount due from seventeen (17) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At December 31, 2023, and 2022, the Management determined that the allowance for doubtful accounts was $175,640 and $121,987, respectively. The fiscal year’s bad debt expense ended December 31, 2023, and 2022 was $51,653 and $19,884, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $1,512,790 and $382,864 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2023, and 2022, respectively. The sales and marketing costs increased in fiscal 2023 due to an increase in sales and marketing expenses related to margin brokerage business. During fiscal 2022, the sales and marketing costs mainly included stock-based payment to marketing and branding consultants, travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 11.86% and 5.93% of the sales for the fiscal year ending December 31, 2023, and 2022, respectively.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Since January 21, 2016 (‘Inception’), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based on the considerations outlined in an arrangement or contract with a customer.

The Company’s typical performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), FX/OTC liquidity solutions and lead generations.	The Company recognizes the consulting revenues when the customer receives services over the contract length. If the customer pays the Company in advance for these services, the Company records such payment as deferred revenue until the Company completes the services.

Technology Services	Licensing of Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Digital Assets Platform (“Digital Assets Web Trader Platform”), and other digital assets-related solutions.	The Company recognizes ratably over the contractual period that the services are delivered, beginning on the date such service is made available to the customer. Licensing agreements are typically one year in length with an option to cancel by giving notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers with the right to take possession of the software. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build development software projects for customers, where the Company develops the project to meet the design criteria and performance requirements as specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters a contract with a customer with an original term of one year and expects the customer to renew for a second year, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the company first identifies the fixed consideration, including non-refundable upfront payment amounts.

Note 2 - Summary of Significant Accounting Policies (continued)

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

Wealth Management

AD Advisory Services Pty (ADS), the Company’s wealth management revenue, primarily consists of advisory revenue, commission revenue from insurance products, fees to prepare the statement of advice, rebalancing portfolio, and other financial planning activities. ADS is authorized and regulated by the Australian Securities & Investments Commission (ASIC) to conduct licensing activities in Australia.

Note 2 - Summary of Significant Accounting Policies (continued)

ASC 606 establishes a five-step model for revenue recognition aimed at enhancing comparability and transparency across entities, industries, and capital markets. The Company only recognizes revenue that reflects the transfer of promised goods or services to customers in exchange for the consideration to which the entity expects to be entitled.

For ADS, a contract is an agreement between ADS and a client that creates enforceable rights and obligations, encompassing advisory services, insurance product commissions, and other financial planning activities. Contracts may be written, oral, or implied by customary business practices and are identified when both parties approve the agreement; each party can identify rights regarding the goods or services to be transferred, establish payment terms, the contract has commercial substance, and collection of payment is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the Customer. For ADS, performance obligations may include:

●	Providing ongoing financial advisory services,
●	Preparing statements of advice,
●	Executing portfolio rebalancing,
●	Facilitating the purchase of insurance products, and
●	Offering other specialized financial and estate planning services.

We evaluate these services to determine if they are distinct, considering whether the Customer can benefit from the service on its own or with other resources readily available to the Customer and if the promise to transfer the service is separately identifiable from other promises in the contract.

The transaction price is the amount of consideration ADS expects to be entitled to in exchange for transferring the promised goods or services to the Customer. These services include fixed fees, commissions from insurance products, and variable consideration for performance-based fees. ADS estimates the amount of variable consideration to which it will be entitled in a manner that reflects the likelihood and magnitude of a revenue reversal.

If a contract includes more than one performance obligation, ADS allocates the transaction price to each performance obligation based on its standalone selling price. When standalone selling prices are not directly observable, ADS estimates them using methods that may include cost-plus margin, market assessment, or residual approach, considering the Customer’s perceived value of each service.

ADS recognizes revenue when (or as) a performance obligation is satisfied, i.e., when the control of the promised good or service is transferred to the Customer. For ongoing services, revenue is recognized over time, reflecting the continuous transfer of services. For services that are performed at a specific point in time, revenue is recognized when the service is completed. The pattern of revenue recognition is determined based on when the Customer obtains control of the promised good or service, which for advisory services is typically throughout the contract, and for transaction-based services (like insurance commissions or fees for specific planning activities), is at the point in time when the transaction is executed, or the service is rendered. If we receive payments before services, we defer and recognize them as revenue when satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

Note 2 - Summary of Significant Accounting Policies (continued)

Investment and Margin Brokerage Business

Alchemy Markets Ltd (Alchemy Malta) and Alchemy Prime Ltd (Alchemy UK) are providers of trading services and solutions specializing in over the counter (“OTC”) and exchange-traded markets for European markets. Malta Financial Services Authority (MFSA) regulates Alchemy Malta with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. Financial Conduct Authority (FCA) regulates Alchemy UK with authorized countries such as England, Scotland, Wales, and Northern Ireland.

The Company operates its brokerage business in two segments: retail and institutional (“clients” or “customers”). Through its retail and institutional segment, the Company provides its customers (individuals) around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference (“CFDs”) on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products, as well as OTC options. The FCA defines a retail customer as a client who is not a professional or eligible counterparty. A professional client is an entity that must be authorized or regulated to operate in the financial markets. According to the MFSA, a retail client is a client who is not a professional client or an eligible counterparty. A professional client has the knowledge, experience, and expertise to assess the risks and make investment decisions.

We recognize Trading Revenue through the principal model following the guidance outlined in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Trading Revenues. The Trading revenue is the Company’s largest source of revenue. Trading revenue comprises trading revenue from the retail OTC business and advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

We realize gains or losses when we liquidate customer transactions. We revalue unrealized gains or losses on trading positions at prevailing market rates at the date of the balance sheet. We include them in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. We record changes in net unrealized gains or losses in Trading Revenue on the Consolidated Statements of Operations and Comprehensive (Loss)/Income. We record Trading Revenue on a trade date basis.

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company acts as an agent concerning clearing trades but is a principal on fees paid to introducing brokers. The Company does not assume any market-making risk concerning customer trades in this business.

Net interest revenue consists primarily of the revenue generated by the Company’s cash and customer cash held at banks, as well as funds on deposit as collateral with the Company’s liquidity providers, less interest paid to the Company’s customers.

We record interest revenue and interest expense when earned and incurred, respectively.

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. However, as of December 31, 2023, the majority of the cash balances was held with non-FDIC financial institutions in Malta, UK, and other countries. On December 31, 2023, and 2022, the Company had $31,316,461 and $264,829 cash and cash equivalent held at the financial institution.

Revenues

For the fiscal year ending December 31, 2023, and 2022, the Company generated $12,754,900 and $6,453,731 in revenues, an increase of over 101.81% from previous year. The revenues mostly comprised of three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

At December 31, 2023, and 2022, the company’s top three (3) customers comprise roughly 98.79% and 82.99% of total A/R, respectively. The loss of any of the top three (3) customers would significantly impact the Company’s operations.

Significant Acquisitions

The Company completed the Acquisition of 100.00% of the issued and outstanding shares of Alchemy Prime Limited (“APL”) on November 30, 2023 (“Acquisition Date”) from Alchemy Prime Holdings Ltd. (“Seller” or “APHL”), through an exchange for 966,379 Series B preferred convertible stocks valued at $1,362,594.

The Company completed the Acquisition of the remaining 49.90% of the issued and outstanding shares of Alchemy Markets Holdings Ltd (Alchemy BVI) and its subsidiary Alchemy Markets Ltd (AML) on November 30, 2023 (“Acquisition Date”), from Alchemy Prime Holdings Ltd., through an exchange for 833,621 Series B preferred convertible stocks valued at $1,175,406.

The Company estimated the total purchase price for the Acquisition(s) or Transaction(s) to be $2,538,000. The Seller is a UK entity, with Mr. Gope S. Kundnani (“Kundnani”) as the (sole) natural person holding one hundred percent (100%) shareholding in the APHL. Kundnani is also a controlling shareholder in the Company, a related party.

Further, the Company, Kundnani, and the current management are responsible for making strategic and operational decisions for both APL and AML (“Targets”).

As there is no quoted market for Series B Preferred convertible stock, and the Acquisition of 100% of the equity of APL and 49.90% of AML are related party transactions, we valued the exchange of 1,800,000 shares of Series B Preferred convertible stock based on audited net financial assets (book value) of the targets.

The net financial assets of 100% APL were $1,362,594, and 49.90% of AML was $1,175,406, with a total purchase price of $2,533,334 for 1,800,000 shares of Series B Preferred convertible stock or $1.41 per share.

Table 1. Closing Acquisition Consideration Breakdown

Series B Preferred convertible stock Issued for Purchase of APL and AML

	Net Financial Assets (Book Value)		Purchase %	Purchase Price ($)	Type of Shares	Price per Shares	# of Shares
	Local Currency	USD ($)
Shares of
APL	£1,118,035	1,362,594 (1)	100.00%	$1,362,594	Series B	$1.41	966,379
AML	€ 2,255,556	2,351,192 (2)	49.90%	$1,175,406	Series B	$1.41	833,621
Total				$2,538,000			1,800,000

(1)	As of June 30, 2022, £1 = $1.2165, Net Financial Assets based on June 30, 2022, audited financial statements
(2)	As of November 30, 2022, €1 EUR = $1.042, Net Financial Assets based on November 30, 2022, audited financial statements

Under ASC 805-50-15-6, based on the ownership of Kundnani and the management structure post-acquisition, we believe the following guidance in the transactions between entities under common control subsections applies to combinations between entities or businesses under common control:

a)	The Seller (APHL or Kundnani) transfers its controlling interest in APL and AML to the Company controlled by the Seller, directly or indirectly through his ownership as an individual or through APHL. This transaction is a legal organization change, but not the reporting entity. The reporting entity remains the Company.

The SEC staff’s conclusions expressed during the deliberations in EITF 02-5 that common control exists between (or among) separate entities in the following situations: An individual or enterprise holds more than 50% of the voting ownership interest of each entity. A group of shareholders has more than 50% of the voting ownership interest of each entity, and contemporary written evidence of an agreement to vote a majority of the entities’ shares in concert exists. Kundnani meets these criteria.

We have accounted for the Acquisition under the acquisition method of accounting per ASC 805, with the Company treated as the accounting acquirer and Targets treated as the “acquired” Company for financial reporting purposes. We determine the Company an accounting acquirer based on the following facts: (i) after the Acquisition(s), shareholders of the Company held the majority of the voting interest of the combined Company; (ii) the Board of Directors of the Company possess majority control of the Board of Directors of the combined Company; and (iii) members of the management of the Company are responsible for the management of the combined Company. As such, we have treated the financial statements of the Company as the historical financial statements of the combined Company. The Company will present consolidated or combined financial statements in place of financial statements of individual entities.

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified Targets as the legal acquiree, the entity whose equity interests are acquired.

Note 2 - Summary of Significant Accounting Policies (continued)

We have recognized Targets ‘assets and liabilities as their carrying amounts in the combined financial statements of the controlling party, the Company, immediately before the Acquisition. This approach does not necessitate a fair value adjustment or a recognition of goodwill that would typically follow a standard business combination. Therefore, we have recorded assets and liabilities at book value.

The transaction’s equity structure involves the issuance of Series B preferred convertible stock valued at $2,538,000 and is reflected in the Company’s equity.

The post-acquisition consolidation process eliminates any existing intercompany transactions or balances between the Company and Target(s). Although the initial recognition does not adjust assets and liabilities to fair value, the Company evaluates intangible assets in Target’s financial statements on December 31, 2023.

AML Purchase Price Allocation

AML’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents (1)	3,215,638
Prepaid	5,277
Financial Assets through profit and less (2)	1,070,795
Related party guarantee (3)	1,340,432
Accrued income	1,545,557
Tax receivable (4)	175,538
Capitalized software, net	295,391
Fixed assets (5)	2,391
Total assets:	$7,651,019
Liabilities:
Accounts Payable (6)	173,060
Financial liability at fair value through profit and loss (7)	515,906
Customer funds(8)	2,773,824
Deferred tax liabilities(9)	348,570
Total liabilities	$3,811,360
Net assets, (A)	3,839,660
Accumulated other comprehensive income (loss), (B)	53,605
Purchase Price, 833,621 Series B Preferred Shares valued at $1.41, (C)	1,175,406
Increase in APIC (A) – (B) – (C)	$2,610,648

APL Purchase Price Allocation

APL’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents, including cash at liquidity provider (1)	28,562,337
Fixed assets (2)	157,520
Prepaid	405,702
Total assets:	$29,125,559
Liabilities:
Deferred Tax(9)	430,142
Current liabilities - Creditors (10)	874,636
Customer funds (8)	26,239,126
Related party advances	2,500,619
Total liabilities	$30,044,523
Net assets (A)	(918,964)
Accumulated other comprehensive income (loss), (B)	(5,539)
Purchase Price, 966,379 Series B Preferred Shares valued at $1.41, (C)	1,362,594
Increase in APIC (A) – (B) – (C)	$(2,276,019)

(1)	We recognize cash and cash equivalents held by AML and APL and deposits in bank accounts and liquidity providers that can be accessed on demand or within 90 days.

(2)	Financial assets at fair values for AML through profit and loss are derivative contracts in favor of AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

Note 2 - Summary of Significant Accounting Policies (continued)

(3)	Guarantee provided by Alchemy BVI as a parent to AML for any shortfall in the net capital.

(4)	Estimated overpaid tax to Commissioner Tax Revenue, Malta.

(5)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of November 30, 2023. Historical cost includes expenditures directly attributable to the Acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(6)	Trade and other payables comprise obligations to pay for goods or services acquired from suppliers in the ordinary course of business. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

(7)	Financial liabilities at fair values for AML through profit and loss are derivative contracts against AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial liabilities at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

(8)	Customer net trading deposits funds placed with the Company by clients intended to trade FX, securities, or other investment activities.

(9)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of November 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized, or the deferred tax liability is settled.

(10)	Short-term borrowings are primarily composed of lines of credit and short-term loans from financial institutions.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain and cannot capitalize on the R and D expenditure. The GAAP accounting standards require us to expend all research and development expenditures as incurred. For the fiscal year ending December 31, 2023, and 2022, the Company incurred $0 and $1,800 R and D costs. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal year ending December 31, 2023, and 2022.

Note 2 - Summary of Significant Accounting Policies (continued)

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

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life. By the end of February 2016, the Company completed the technical feasibility of the Condor FX Back Office, Condor Pro Multi-Asset Trading Platform Version, and Condor Pricing Engine. The Company established the technical feasibility of the Digital Assets Web Trader Platform in February 2018. The Company completed the technical feasibility of the Condor Investing and Trading App in January 2021.

The Company estimates the useful life of the software to be three (3) years.

Amortization expenses were $22,503 and $159,051 for the fiscal year ending December 31, 2023, and 2022 respectively, and the Company classifies such cost as the Cost of Sales.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.” Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in Company’s stockholders’ equity and noncontrolling interests. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Income, within “Other (income) expense, net”, in the year in which the change occurs.

We have translated the local currency of ADS and AML in the Australian Dollar (“AUD”) and Euro Dollar (“EUR”), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

December 31, 2023
USD: AUD	$1.4680
USD:EUR	$0.9155
USD: GBP	$0.7895

Average exchange rate for the period:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023
USD: AUD	$1.4622	1.4965	1.5289	1.5356

		Q3 2023	Q4 2023
USD: EUR	$	0.9191	0.9239

12/31/23
USD: GBP	$	0.7972

Company ADS’ functional currency is AUD, and the reporting currency is the US dollar. Company AML’s functional currency is the EUR, and its reporting currency is the US dollar. The Company APL’s functional currency is GBP, and its reporting currency is US dollars.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2023, and 2022, the Company had 329,492,915 and 158,048,019 weighted average basic and dilutive shares issued and outstanding, respectively. On December 31, 2020, the Company had 20,000,000 million potentially dilutive shares related to four (4) outstanding FRH Group convertible notes, which were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

During the period ended December 31, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets valued at $2,644,842. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than the carrying value. The Company did not record impairment for the fiscal year ending December 31, 2023.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to present certain conversion features in equity separately. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than the fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company does not expect this ASU 2020-06 to impact its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At December 31, 2023, and 2022, the accumulated deficit was $2,643,647 and $4,216,823, respectively. At December 31, 2023, and 2022, the working capital surplus and the deficit were $11,260,603 and $345,269, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in the increase of current assets over current liabilities as of December 31, 2022.

During the fiscal year ending December 31, 2023, and 2022, the Company incurred a net profit and a net loss of $1,573,176 and $1,069,267.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2023, the Company had $31,316,461 cash. The Management believes that future cash flows may not be sufficient for the Company to meet its current obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. For the fiscal year ending December 31, 2023, and 2022, the Company has earned increased revenues year-over-year and decreased operating expenses as a percentage of total revenue. As a result, the Company continues to experience limited cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ending December 31, 2023, and 2022, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2023, and 2022, the gross capitalized software assets were $1,851,758 and $1,586,989, respectively. At the end of December 31, 2023, and 2022, the accumulated software depreciation and amortization expenses were $1,052,059 and $825,347, respectively. As a result, the unamortized balance of capitalized software on December 31, 2023, and 2022, was $799,699 and $761,642.

The Company has estimated aggregate amortization expense for each of the five (5) succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

We do not estimate any amortization expense in 2024 and beyond.

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

For the fiscal year ending December 31, 2023, and 2022, FRH Prime has generated volume rebates of $0 and $1,861 from the Condor Risk Management Back Office Platform. The Company has included rebates in revenue in the consolidated income statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

In September 2022, the Company issued 30,000,000 common stock for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000 valued at $60,000. Mr. Kundnani is the director and owner of APL.

In January 2023, the Company issued 115,000,000 common stock for a cash consideration of $550,000 to Kundnani, its director.

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Kundnani, the Director of the Company. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

On September 30, 2023, the Company signed the definitive agreement with Alchemy Group, where the Company acquired 100% of Alchemy Markets DMCC (Alchemy UAE), 100% of APL, and 49.90% of AML. The Company terminated the acquisition of Alchemy UAE in October 2023.

On November 30, 2023, the Company purchased 499 shares of Alchemy Markets Holdings Ltd (Alchemy BVI) from Alchemy Prime Holdings Ltd (APHL) in exchange for 833,621 Series B Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Preferred stock to APHL. Kundnani, a related party, is the sole shareholder of APHL, a related party. As a result, the Company now owns one hundred percent (100.00%) of AML, an operating entity of Alchemy BVI.

On November 30, 2023, the Company purchased one hundred percent (100.00%) of all the issued and outstanding shares of APL, an FCA-regulated brokerage, from APHL in exchange for 966,379 Series B Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Preferred stock APHL. Kundnani, a related party, is the sole shareholder of APHL.

Kundnani, a related party, purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. FDCTech has issued the Series A Preferred stock to Kundnani.

Kundnani, a related party, purchased 50,000,000 Common stock of FDCTech for $5.5 million. FDCTech has issued the Common stock to Kundnani.

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024 (See: Subsequent Events Memo).

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases at the close of business on December 31, 2023, and cash is drawn at 12% and 25%, respectively. As of December 31, 2023, the Company complies with the credit line’s terms and conditions. At December 31, 2023, and 2022, the outstanding balance was $60,742 and $47,369, respectively.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The Company plans to apply for PPP Note forgiveness. The PPP Note outstanding balance is $20,651 as of December 31, 2023.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $122,689 as of December 31, 2023.

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

On December 27, 2023, the Company redeemed the Warrants on the following terms:

i)	the Company shall pay $100,000 to the Purchaser concurrently with its execution and delivery of this letter agreement (this “Letter Agreement”);

ii)	the Company shall pay $100,000 to the Purchaser on or before January 26, 2024 (the “Second Repayment”); and

the Company shall issue to the Purchaser 5,000,000 restricted shares of the Company’s Common Stock (the “Shares”) on January 2, 2024 (the “Share Issuance”).

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Irvine Lease, California, USA (Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses.

Limassol, Cyprus Lease (Europe Office)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and renewable two months before the term in June 2025.

Limassol, Cyprus Lease, Europe (Ecastica)

From October 2023 to January 2024, the Company leased office space in the Limassol District, Cyprus, for a specific purpose. This space was intended for our subsidiary, Alchemytech Ltd, to be established in Cyprus in March 2024. The monthly rent payment for this office was approximately $1,000, and the down payment for the lease was approximately $6,300. These expenses were included in the general and administrative expenses.

Chelyabinsk, Russia (Terminated)

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

Right-of-Use Assets and Lease Liabilities

The Company has entered into operating lease agreements for its facilities and equipment. The right-of-use asset (ROU) is measured at the present value of the lease payments over the lease term, adjusted for lease incentives, initial direct costs, and any lease payments made at or before the commencement date. As of December 31, 2023, the ROU: $39,683. Lease liabilities are measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate (10.00%) at the lease commencement date. The Operating Lease Liability was estimated to be $36,419 current and $3,264 noncurrent. The lease expense for the fiscal year ended December 31, 2023, consists of an operating lease expense of $42,390.

The Company determines the lease term as the non-cancelable period of the lease, together with periods covered by an option to extend the lease if it is reasonably certain to be exercised and periods covered by an option to terminate the lease if it is reasonably certain not to be exercised.

The discount rate of 10.00% used to measure the lease liabilities was determined based on the Company’s incremental borrowing rate, as the rate implicit in the lease is not readily determinable.

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

Accrued Interest

At December 31, 2023, and December 31, 2022, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $33,062 and $14,703, respectively.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

From inception to date, the Company’s officers are paid as independent contractors, as a result, as of December 31, 2023, therefore the Company believes payroll tax liabilities are not estimated. The Company’s federal taxes are acceptable to Internal Revenue Services.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

As of December 31, 2022, the Company had no equity compensation plans.

On February 21, 2024, our Board unanimously approved the Corporate Actions. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the actions disclosed herein as quickly as possible in order to accomplish the purposes of our Company, we chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in this Information Statement in accordance with Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and our bylaws. On February 21, 2024, the Approving Stockholders approved, by written consent, the Corporate Actions. The Approving Stockholders (common stock only) own 280,102,413 shares, representing 72% of the total issued and outstanding voting power of the Company.

On March 12, 2024, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 21, 2024 (the “Record Date”) of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

1.	To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000 (the “Authorized Share Increase”), and

2.	To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2024, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 50, to be determined by the Board of Directors, and

3.	To approve the Company’s 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”).

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

Since the Board and the holders of a majority of the voting power of the Company’s issued and outstanding shares of capital stock have voted in favor of the Corporate Actions, all corporate actions necessary to authorize the Corporate Actions have been taken. We expect that each of the Corporate Actions will become effective on or about the 20th calendar day after the date on which this Information Statement and the accompanying notice are mailed to our stockholders. Our Board retains the authority to abandon either or both of the Corporate Actions for any reason at any time prior to the effective date of the respective Corporate Action.

As of December 31, 2023, and December 31, 2022, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of December 31, 2023, and December 31, 2022, the Company had 388,584,729 and 211,275,550, respectively, common shares issued and outstanding.

As of December 31, 2023 and December 31, 2022, the Company had 6,500,000 and 4,000,000 Series A Preferred stock issued and outstanding.

As of December 31, 2023 and December 31, 2022, the Company had 1,800,000 and 0 Series B Preferred stock issued and outstanding.

The Sereis A Preferred Stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 1,800,000 Series B Preferred Shares represent a 0.25% voting percentage on a fully diluted vote per share basis.

Series A Preferred Stock

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

On November 30, 2023, the Company issued 2,500,000 Series A Preferred Stock to Kundnani valued at 2,500,000.

The Company will receive $2,500,000 in direct investment from Alchemy Prime Holdings Shareholder for Series A Preferred, valued at $1.00 per share.

Series B Preferred Stock

On November 30, 2023, the Company issued 1,800,000 Series B Preferred Stock to Kundnani valued at 2,538,000 for the purchase of 49.90% of AML and 100% of APL.

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders in consideration of services rendered to the Company.

On December 12, 2016, the Company issued 28,600,000 common shares to the remaining two (2) founding members of the Company.

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

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

On November 30, 2028, the Company issued 50,000,000 restricted shares for cash valued at $5,500,000 to Kundnani. Kundnani, a director and controlling shareholder of the Company, is an officer and controlling shareholder of the Company.

On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB for redemption of warrants valued at $90,000.

NOTE 10. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

The following table shows the changes in AOCI by component for 2023 and 2022:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2021	$(706)
Other comprehensive income (loss) attributed to ADS	18,250
Total other comprehensive income (loss)	18,250
Balance as of December 31, 2022	17,544
Other comprehensive income (loss), attributed to ADS	25,761
Other comprehensive income (loss), attributed to AML	208,618
Other comprehensive income (loss), attributed to APL	(26,695)
Total other comprehensive income (loss)	207,684
Balance as of December 31, 2023	$225,228

NOTE 11. WARRANTS

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB Capital for redemption of warrants valued at $90,000. In addition, the Company paid $100,000 to AJB Capital and the remaining $100,000 to be paid on or before January 26, 2024.

NOTE 12. INCOME TAXES

Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions, namely Malta, the United Kingdom, and Australia. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent (50.00%) likely to be realized upon ultimate settlement with the related tax authority.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. If we decide to repatriate the foreign earnings, we will need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

The income tax provision for FDCTech as a standalone is summarized as follows:

Income Tax	Deferred Tax Assets/Liability
	December 31, 2023		December 31, 2022
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	230,010	48,302	(1,067,350)	(224,144)
Stock/options issued for services	176,525	37,070	476,746	100,117
Depreciation and amortization	236,413	49,647	162,945	34,218
Tax income (loss)	642,948	135,019	(427,659)	(89,808)

Prior Year NOL (exclude effect of state tax)	(1,395,876)	(293,134)	(968,217)	(203,325)
Cumulative NOL	(752,928)	(158,115)	(1,395,876)	(293,134)

	December 31, 2023	December 31, 2022
Net operating loss carry forwards	158,115	293,134
Stock/options issued for services	37,070	100,117
Depreciation and amortization	49,647	34,218
Valuation allowance	(244,832)	(427,469)
Total	-	-

Tax at statutory rate (21%)	48,302	(224,144)
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	(48,302)	224,144
Total	-	-

In 2023 and 2022, the Company as a standalone, excluding its subsidiaries, had pre-tax income and losses of $230,010 and $1,067,350, respectively. As of December 31, 2023, we had approximately $1,395,876 in net deferred tax assets (DTAs) expiring in 2037 for the federal and 2037 for the state. These DTAs include approximately $1,395,876 related to net operating loss carryforwards that can be used to offset taxable income for fiscal year ended December 31, 2023, and future periods and reduce our income taxes payable in those future periods.

Note 12. Income Taxes (continued)

We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. If we realize NOL carryforwards for in fiscal year ended December 31, 2023, our taxable pre-tax income of $230,010 will be loss of $1,165,866. If our assumptions change and we determine that we will be able to realize these NOLs, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023, will be accounted for as follows: approximately $1,395,876 will be recognized as a reduction of income tax expense and $1,395,876 will be recorded as an increase in equity.

If we are unable to realize the benefits of NOL carry forwards, in recognition of this risk, we have provided a valuation allowance of $244,832 on the deferred tax assets related to these state NOL carryforwards.

For the years ended December 31, 2023, and 2022, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions defined under ASC 740. Should such a position be identified in the future, and if the Company owes interest and penalties, these would be recognized as interest expenses and other expense, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The Company has submitted and received acceptance of the United States Federal return for 2023 and 2022. The Company was not subject to tax examination by authorities in the United States before 2016. The State Franchise Tax return for 2023 and 2022 has been submitted and accepted by Delaware State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through October 15, 2024, when these financial statements were available to be issued.

On January 4, 2024, for extraordinary services rendered to the Company, and in consideration for a loan (Susan E. Eaglstein, a related party), the Board issued shares of Series B Preferred Stock to the following officers’, directors’, consultant, and lender at a value of $1.41 per share:

Name	Share Amount	Value
Mitchell M Eaglstein	150,000	$211,500
Imran Firoz	150,000	$211,500
FRH Group Corporation	50,000	$70,500
William B. Barnett	10,000	$14,100
Susan E. Eaglstein	10,000	$14,100
Gope S. Kundnani	50,000	$70,500
Total	420,000	$592,200

On January 30, 2024, per subscription agreements and in consideration for cash, the Company agreed to issue shares of Series B Preferred Stock to the following related party at a value of $1.41 per share:

Name	Share Amount	Value
Gope S. Kundnani	70,922	$100,000
Gope S. Kundnani	70,922	$100,000
Total	141,844	$200,000

On January 25, 2024, the Company received $100,000 for one subscription of 70,922 Series B Stock.

On January 26, 2024, the Company paid $100,000 to AJB Capital as part of the second repayment where the Company redeemed all the AJB Warrants and settled any outstanding liability associated with the AJB Note.

On January 30, 2024, the Board of Directors adopts and approves the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R. Hong.

NOTE 14. SUBSEQUENT EVENTS (continued)

On February 21, 2024, our Board unanimously approved the Corporate Actions. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the actions disclosed herein as quickly as possible in order to accomplish the purposes of our Company, we chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in this Information Statement in accordance with Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and our bylaws. On February 21, 2024, the Approving Stockholders approved, by written consent, the Corporate Actions. The Approving Stockholders (common stock only) own 280,102,413 shares, representing 72% of the total issued and outstanding voting power of the Company.

On March 12, 2024, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 21, 2024 (the “Record Date”) of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

4.	To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000 (the “Authorized Share Increase”), and

5.	To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2024, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 50, to be determined by the Board of Directors, and

6.	To approve the Company’s 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”)

In March 2024, the Company established a wholly owned subsidiary, Alchemytech Ltd, a Cyprus company, to provide technology and other services to the European market. The Company extended the Limassol, Cyprus Lease, Europe (Ecastica) lease to April 2025.

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company shall pay the community bank a sum of $100,000 in six equal installments of $15,000 and one final payment of $10,000 from April 2024 to November 2024.

In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

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

