Form 10-Q
period 2024-03-31
FDCTECH, INC.
filed 2024-12-31
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on December 31, 2024, was 390,584,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$38,945,123	$31,316,461
Accounts receivable, net of allowance for doubtful accounts of $22,382 and 21,526, respectively	909,000	1,029,000
Prepaid expenses – current	393,408	403,191
Subscription receivable	8,200,000	8,200,000
Loan receivable	339,883	-
Total Current assets	48,787,414	40,948,652
Capitalized software, net	859,799	1,087,543
Investment through subsidiary	36,062	36,062
Accrued income	981,097	1,035,619
Acquired intangible assets	1,308,191	1,305,493
Related party guarantee	1,336,239	1,353,170
Tax receivable	174,989	177,206
Fair value of trading positions for the firm, profit	1,462,349	1,396,066
Right of use (lease)	-	39,683
Fixed assets, net	445,647	163,572
Total assets	$55,391,787	$47,543,066
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$97,485	$179,979
Line of credit	1,515	60,742
Accrued expenses, related party	519,500	534,500
Accrued expenses, non-related party	418,763	-
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	17,654	20,652
Related party advances	115,646	793,339
Customer funds	37,440,696	30,220,270
Fair value of trading positions for the firm, loss	514,292	520,808
Operating lease liability, current	-	36,419
Other current liabilities	291,150	770,984
Total Current liabilities	39,766,701	33,487,693
Deferred tax liabilities	416,403	846,581
SBA loan – non-current	120,563	122,689
Operating lease liability, non-current	-	3,264
Accrued interest – non-current	34,379	33,062
Total liabilities	40,338,046	34,493,289
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 6,500,000 issued and outstanding, as of March 31, 2024, and December 31, 2023	450	650
Series B Preferred stock, par value $0.0001, 3,500,000 shares authorized, 2,360,000 and 1,800,000 issued and outstanding, as of March 31, 2024, and December 31, 2023	236	180
Common stock, par value $0.0001, 500,000,000 shares authorized; 388,584,729 and 388,584,729 shares issued and outstanding, as of March 31, 2024, and December 31, 2023	38,858	38,858
Additional paid-in capital, common stock	13,475,375	15,389,569
Additional paid-in capital, preferred stock	3,329,964	-
Accumulated other comprehensive income	(17,288)	225,228
Accumulated deficit	(1,814,907)	(2,643,647)
Total FDCTech, Inc. stockholders’ equity (deficit)	15,012,688	13,010,838
Noncontrolling interest	41,053	38,939
Total liabilities and stockholders’ deficit	$55,391,787	$47,543,066

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Technology & software	255,944	173,250
Wealth management	1,513,425	1,372,437
Brokerage (Trading)	4,606,966	-
Total revenue	$6,376,335	$1,545,687
Cost of sales
Technology & software	-	19,032
Wealth management	1,362,169	1,230,114
Brokerage (Trading)	2,672,065	-
Total cost of sales	4,034,234	1,249,146
Gross Profit	$2,342,101	296,541
Operating expenses:
General and administrative	2,299,134	482,116
Sales and marketing	46,925	30,005
Depreciation	40,288	668
Total operating expenses	2,386,347	512,789
Operating loss	(44,246)	(216,248)
Other income (expense):
Other interest expense	53,766	(9,706)
Other income (expense)	823,925	1,580
Total other income (expense)	877,691	(8,126)
Income (loss) before provision for income taxes	833,445	(224,374)
Provision for income taxes	-	-
Net income (loss)	$833,445	$(224,374)
Net loss per common share, basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding basic and diluted	388,584,729	299,209,220
Other comprehensive income (loss):
Change in foreign currency translation	$(242,516)	$4,842
Total other comprehensive income (loss)	(242,516)	4,842
Total comprehensive income (loss)	590,929	(219,532)
Comprehensive income (loss) attributable to noncontrolling interests	(1,368)	4,010
Comprehensive income (loss) attributable to FDCTech stockholders	$592,297	$(223,542)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’ Equity
	Shares	Amount	Shares	Amount		Capital	Income	Deficit	(Deficit)
Three months ended March 31, 2023
Balance, December 31, 2022	4,000,000	400	211,275,550	$21,127	$	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Common shares issued for cash valued at $0.0114 per share	-	-	5,309,179	531		59,994	-	-	60,525

Common shares issued for services valued at $0.0048 per share	-	-	115,000,000	11,500		538,500	-	-	550,000

Common shares issued for cash valued at $0.013 per share	-	-	2,000,000	200		25,800	-	-	26,000
FX gain (loss)	-	-	-	-		-	4,842	-	4,842
Net (income) loss attributable to noncontrolling interest	-	-	-	-		-	-	1,637	1,637
Net loss	-	-	-	-		-	-	(224,374)	(224,374)
Balance March 31, 2023	4,000,000	$400	333,584,729	$33,358		$6,349,824	$22,386	$(4,439,560)	$1,966,408
Three months ended March 31, 2024
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858		$15,389,569	$225,228	$(2,643,647)	$13,010,838
Series A Preferred canceled	(2,000,000)	(200)	-	-		-	-	-	(200)

Series B issuances at $1.41 per share	561,844	56	-	-		792,144	-	-	792,200

Change in APIC due to common control	-	-	-	-		623,626	-	-	623,626

FX gain (loss)	-	-	-	-		-	(242,516)	-	(242,516)
Net (income) loss attributable to noncontrolling interest	-	-	-	-		-	-	(4,705)	(4,705)
Net loss	-	-	-	-		-	-	833,445	833,445
Balance, March 31, 2024	6,861,844	$686	388,584,729	$38,858		$16,805,339	$(17,228)	$(1,814,907)	$15,012,688

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (loss)	$833,445	$(224,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	22,503	19,032
Depreciation	40,288	668
Common stock issued for services	-	26,000
Series B Preferred issued for services	792,200	-
Accounts receivable allowance	22,382	12,500
Fixed assets, net	(322,363)	55
Accrued expenses, non-related party	418,763	-
Acquired intangible assets	(2,698)	(2,648)
Change in assets and liabilities:
Gross accounts receivable	97,618	-
Prepaid	9,783	24,777
OID Promissory Note	-	55,000
Loan receivable	(339,883)	8,884
Accounts payable	(82,494)	(46,158)
Other current liabilities	(479,834)	1,463
Accrued interest	1,317	1,330
Customer funds	7,220,426	-
Fair value of trading position, net	(72,799)	-
Operating lease	(39,683)	-
Deferred taxes	(430,178)	-
Related party guarantee	16,931	-
Tax receivable by subsidiaries	2,217	-
Accrued income	54,522	-
Right of use of assets (lease)	39,683	-
Accrued expenses, related party	(15,000)	26,499
Net cash used in operating activities	$7,787,146	$(96,972)
Investing Activities:
Capitalized software	205,241	(68,908)
Effect of exchange rates	(242,516)	4,842
Changes in paid-in capital	623,626	-
Net cash used in investing activities	$586,351	$(64,066)
Financing Activities:
Borrowing from (payments to) line of credit	(59,227)	3,197
Promissory Note	-	(550,000)
Net proceeds from cares act - paycheck protection program	(2,998)	(2,998)
Net proceeds from SBA loan	(2,126)	(2,126)
Related party advances	(677,693)	-
Stock receivable	-	(20,000)
Common stock issued for cash	-	550,000
Common stock issued for financing cost	-	60,525
Series A Preferred cancelation	(200)	-
Noncontrolling interest	(2,591)	(2,545)
Net cash provided by financing activities	$(744,835)	$36,053
Net increase in cash	7,628,662	(124,985)
Cash at beginning of the period	38,945,123	264,829
Cash at end of the period	$31,316,461	$139,844
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

The Company assumed a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act requirement for the change of ownership, the company amended the agreement to June 30, 2023. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

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

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform as of March 31, 2024. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the second quarter of the fiscal year ending December 31, 2025.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Investment and Margin Brokerage Business (Malta and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

APL is an investment firm regulated by the Financial Conduct Authority (‘FCA’) – it provides investment advice, dealing as agent and principal, safeguarding and administrating assets in forex, equity, commodities, spread bets, and other financial assets. APL is authorized countries to do business, including England, Scotland, Wales, and Northern Ireland.

IT, Sales & Marketing Service Provider (Cyprus)

In March 2024, the Company established Alchemytech Ltd. (ATECH), a Cyprus company. ATECH provides the Company's subsidiaries and affiliate companies with information technology, sales, and marketing services.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

At July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released $180,000 to increase available cash.

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

Board of Directors

The Company currently has four Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the Company’s executive directors and officers. Gope S. Kundnani is considered an executive director by owning the Company’s stock of at least 10%. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

On July 2, 2024, the Company, based on the decision of its board of directors, approved the engagement of Olayinka Oyebola & Co (“Olayinka”) to serve as the Company’s independent registered public accounting firm, commencing July 2, 2024. Olayinka is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States and a member of the Canadian Public Accountability Board (CPAB) in Canada.

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Almaty, Kazakhstan, which is currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On March 31, 2024, and December 31, 2023, the Company had $38,945,123 and $31,316,461 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represent the amount due from three (3) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the three months ended March 31, 2024, and 2023.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $46,925 and $30,005 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to the increase in promotional marketing costs for the three months ended March 31, 2024.

The sales, marketing, and advertising expenses represented 0.74% and 1.94% of the sales for the three months ended March 31, 2024, and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Margin Brokerage Business

Alchemy Markets Ltd (Alchemy Malta) and Alchemy Prime Ltd (Alchemy UK) are providers of trading services and solutions specializing in over-the-counter (“OTC”) and exchange-traded markets for European markets. Malta Financial Services Authority (MFSA) regulates Alchemy Malta with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. Financial Conduct Authority (FCA) regulates Alchemy UK with authorized countries such as England, Scotland, Wales, and Northern Ireland.

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

We recognize Brokerage (Trading) revenue through the principal model following the guidance outlined in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Brokerage (Trading) Revenues. The Brokerage (Trading) revenue is the Company’s largest source of revenue. Brokerage (Trading) revenue comprises Brokerage (Trading) revenue from the retail OTC business and advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

We realize gains or losses when we liquidate customer transactions. We revalue unrealized gains or losses on trading positions at prevailing market rates at the date of the balance sheet. We include them in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. We record changes in net unrealized gains or losses in Brokerage (Trading) revenue on the Consolidated Statements of Operations and Comprehensive (Loss)/Income. We record Brokerage (Trading) revenue on a trade date basis.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Table 1. Closing Acquisition Consideration Breakdown

Series B Preferred convertible stock Issued for Purchase of APL and AML

	Net Financial Assets (Book Value)		Purchase %	Purchase Price ($)	Type of Shares	Price per Shares	# of Shares
	Local Currency	USD ($)
Shares of
APL	£1,118,035	1,362,594 (1)	100.00%	$1,362,594	Series B	$1.41	966,379
AML	€2,255,556	2,351,192 (2)	49.90%	$1,175,406	Series B	$1.41	833,621
Total				$2,538,000			1,800,000

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

AML Purchase Price Allocation

AML’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents (1)	3,215,638
Prepaid	5,277
Financial Assets through profit and less (2)	1,070,795
Related party guarantee (3)	1,340,432
Accrued income	1,545,557
Tax receivable (4)	175,538
Capitalized software, net	295,391
Fixed assets (5)	2,391
Total assets:	$7,651,019
Liabilities:
Accounts Payable (6)	173,060
Financial liability at fair value through profit and loss (7)	515,906
Customer funds(8)	2,773,824
Deferred tax liabilities(9)	348,570
Total liabilities	$3,811,360
Net assets, (A)	3,839,660
Accumulated other comprehensive income (loss), (B)	53,605
Purchase Price, 833,621 Series B Preferred Shares valued at $1.41, (C)	1,175,406
Increase in APIC (A) – (B) – (C)	$2,610,648

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

APL Purchase Price Allocation

APL’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents, including cash at liquidity provider (1)	28,562,337
Fixed assets (2)	157,520
Prepaid	405,702
Total assets:	$29,125,559
Liabilities:
Deferred Tax(9)	430,142
Current liabilities - Creditors (10)	874,636
Customer funds (8)	26,239,126
Related party advances	2,500,619
Total liabilities	$30,044,523
Net assets (A)	(918,964)
Accumulated other comprehensive income (loss), (B)	(5,539)
Purchase Price, 966,379 Series B Preferred Shares valued at $1.41, (C)	1,362,594
Increase in APIC (A) – (B) – (C)	$(2,276,019)

(1)	We recognize cash and cash equivalents held by AML and APL and deposits in bank accounts and liquidity providers that can be accessed on demand or within 90 days.

(2)	Financial assets at fair values for AML through profit and loss are derivative contracts in favor of AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

(3)	The guarantee provided by Alchemy BVI as a parent to AML for any shortfall in the net capital.

(4)	Estimated overpaid tax to Commissioner Tax Revenue, Malta.

(5)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of November 30, 2023. Historical cost includes expenditures directly attributable to the Acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(6)	Trade and other payables comprise obligations to pay for goods or services acquired from suppliers in the ordinary course of business. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

(7)	Financial liabilities at fair values for AML through profit and loss are derivative contracts against AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial liabilities at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

(8)	Customer net trading deposits funds placed with the Company by clients intended to trade FX, securities, or other investment activities.

(9)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of November 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized, or the deferred tax liability is settled.

(10)	Short-term borrowings are primarily composed of lines of credit and short-term loans from financial institutions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2024. Most of the cash balances were held by non-FDIC financial institutions in Malta, the UK, and other countries. On March 31, 2024, and December 31, 2023, the Company had $38,945,123 and $31,316,461 cash and cash equivalent held at the financial institution.

Revenues

For the three months ended March 31, 2024, and 2024, the Company generated $6,376,335 and $1,545,687 in revenues, an increase of over 312.52% from the previous period. The revenues mostly comprised three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

Accounts Receivable

Accounts Receivable primarily represent the amount due from three (3) active technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the three months ended March 31, 2024, and 2023.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended March 31, 2024, and 2023, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. Please refer to subsequent events for potential legal claims and disputes after the period ending March 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on March 31, 2024, and December 31, 2023.

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

Amortization expenses were $0 and $19,032 for the three months ended March 31, 2024, and 2023 respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing costs associated with the development. There were no R and D Costs for the three months ended March 31, 2024 and 2023.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.” Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in the Company’s stockholders’ equity and noncontrolling interests. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Income, within “Other (income) expense, net”, in the year in which the change occurs.

We have translated the local currency of ADS and AML in the Australian Dollar (“AUD”) and Euro Dollar (“EUR”), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	March 31, 2024	December 31, 2023
USD: AUD	$1.5321	1.4680
USD:EUR	$0.9271	0.9155
USD: GBP	$0.7920	0.7895

Average exchange rate for the period:

	Q1 2024	Q1 2023
USD: AUD	$1.5208	1.4622

Q1 2024
USD: EUR	$0.9210

Q1 2024
USD: GBP	$0.7885

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2024, and March 31, 2023, the Company had weighted 388,584,729 and 299,209,220 basic and dilutive shares issued and outstanding.

During the period ended March 31, 2023, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

During the period ended March 31, 2024, common stock equivalents were dilutive due to a net income. Hence, they are considered in the computation.

Reclassifications

We have reclassified certain amounts from the prior period to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At March 31, 2024, and December 31, 2023, the accumulated deficit was $1,814,907 and $2,643,647, respectively. At March 31, 2024, and December 31, 2023, the working capital surplus and the deficit were $9,020,713 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in an increase of current assets over current liabilities as of March 31, 2024.

During the three months ended March 31, 2024, and 2023, the Company incurred a net profit and a net loss of $828,740 and $222,737.

Until the fiscal year ended December 31, 2023, the Company has sustained recurring losses and negative cash flows from operations. As of March 31, 2024, and December 31, 2023, the Company had $38,945,123 and $31,316,461 cash. The Management believes that future cash flows at the current rate are sufficient for the Company to meet its current obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2025. The Company continues to increase its cash flows from operations from the acquisition of AML and APL. The Management expects that it will need to raise significant additional capital to accomplish its growth plan through acquisitions over the next twelve (12) months. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2024.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At March 31, 2024, and December 31, 2023, the net capitalized software assets were $859,799 and $1,087,543, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

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

On January 4, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Mitchell M. Eaglstein, CEO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Imran Firoz, CFO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to FRH Group for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on March 31, 2024, for purchases and cash withdrawals at 12% and 25%, respectively. As of March 31, 2024, the Company complies with the credit line’s terms and conditions. At March 31, 2024, and December 31, 2023, the outstanding balance was $1,515 and $60,742, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $17,654 as of March 31, 2024.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $120,563 as of March 31, 2024.

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

ii)	the Company shall pay $100,000 to the Purchaser on or before January 26, 2024 (the “Second Repayment”); and

the Company issued to the Purchaser 5,000,000 restricted shares of the Company’s Common Stock (the “Shares”) on December 27, 2023 (the “Share Issuance”).

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

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying monthly compensation of $5,000 to its CEO and CFO, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company expenses $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company expenses $15,000 monthly to its CEO and CFO.

Accrued Interest

At March 31, 2024, and December 31, 2023, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $34,379 and $33,062, respectively.

Pending Litigation

Please refer to subsequent events for potential legal claims and disputes after the period ending March 31, 2024. Other than what is described in the Subsequent Events, the management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or affiliates of the Company.

Tax Compliance Matters

From inception to date, the Company’s officers have been paid as independent contractors. As a result, as of December 31, 2023, the Company believes payroll tax liabilities are not estimated. The Company’s federal taxes are acceptable to Internal Revenue Services.

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

As of December 31, 2023, and December 31, 2022, the Company had 6,500,000 and 4,000,000 Series A Preferred stock issued and outstanding.

As of December 31, 2023, and December 31, 2022, the Company had 1,800,000 and 0 Series B Preferred stock issued and outstanding.

The Series A Preferred Stock has fifty votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

Series B Preferred Stock

On November 30, 2023, the Company issued 1,800,000 Series B Preferred Stock to Kundnani valued at 2,538,000 for the purchase of 49.90% of AML and 100% of APL.

On January 4, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Mitchell M. Eaglstein, CEO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Imran Firoz, CFO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to FRH Group for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

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

Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the CEO and director of the Company.

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

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. On February 26, 2019, the Company filed the Post-Effective Amendment No. 1 (the “Amendment”) related to the Registration Statement on Form S-1and its amendments thereto, filed with the U.S. Securities and Exchange Commission on November 22, 2017 and declared effective on August 7, 2018 (Registration No. 333-221726) (the “Registration Statement”) of FDCTech, Inc., a Delaware corporation (the “Registrant”), amended the Registration Statement to remove from registration all shares of common stock that were offered for sale by the Registrant but were not sold before the termination of the offering made according to the Registration Statement. At the termination of the offering made pursuant to the Registration Statement, 2,967,000 shares of common stock offered for sale by the Registrant were not sold or issued.

Effective June 3, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) of common stock at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for twelve months. The Company has expensed the prepaid compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—when Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealer terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealer. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

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

In December 2021, the Company issued 5,650,000 restricted common shares to two board members, a consultant, and two officers for services and software development valued at $169,500.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

On November 30, 2028, the Company issued 50,000,000 restricted shares for cash valued at $5,500,000 to Kundnani. Kundnani, a director and controlling shareholder of the Company, is an officer and controlling shareholder.

On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB to redeem warrants valued at $90,000.

NOTE 10. WARRANTS

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB Capital to redeem warrants valued at $90,000. In addition, the Company paid $100,000 to AJB Capital, and the remaining $100,000 was paid in January 2024.

NOTE 11. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) consists of foreign currency translation adjustments from those subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in AOCI by component for the three months ending March 31, 2024, and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2022	$17,544
Other comprehensive income (loss) attributed to ADS	4,842
Total other comprehensive income (loss)	4,842
Balance as of March 31, 2023	22,386

Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	6,810
Other comprehensive income/(loss), AML	(230,864)
Other comprehensive income/(loss), APL	(18,462)
Total other comprehensive income/(loss)	(242,516)
Balance as of March 31, 2024	$(17,288)

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 13. SUBSEQUENT EVENTS

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company shall pay the community bank $100,000 in six equal installments of $15,000 and one final payment of $10,000 from April 2024 to November 2024.

In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

In May 2024, the Company issued 2,000,000 shares for a cash value of $20,000.

On December 23, 2023, the Company received legal correspondence and supporting documents addressed to APSI Holdings Limited (formerly Alchemy Prime Holdings Limited) and FDCTech, Inc. The nature of the legal claims or disputes has not been fully specified in the received correspondence. The Company is assessing the situation and will respond appropriately. While management cannot predict the outcome of these matters, any adverse resolution could potentially have a material impact on the Company’s business, financial condition, and results of operations. The Company intends to defend its interests vigorously and will provide further updates as material developments arise.

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that no events would require adjustments to our disclosures in the consolidated financial statements.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, which is currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Person list.

As of the date of this report, there has been no disruption in our operations.

Technology & Software Development Business

For the three months ended March 31, 2024, and 2023, the Company had ten (10) and thirteen (13) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the first quarter of the 2025 fiscal year.

Technology & Software Development Revenue & Gross Margins:

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)
Revenue, $	255,944	173,250
Cost of sales, $	-	19,032
Gross profit (loss), $	255,944	154,218
Gross Margins	100.00%	89.01%

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management Revenue & Gross Margins:

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)
Revenue, $	1,513,425	1,372,437
Cost of sales, $	1,362,169	1,230,114
Gross profit (loss), $	151,256	142,323
Gross margins	9.99%	10.37%

Margin Brokerage Business (Malta and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as agent and principal, and safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets. It is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

Brokerage (Trading) revenue & Gross Margins*:

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)
Revenue, $	4,606,966	-
Cost of sales, $	2,672,065	-
Gross Profit (loss), $	1,934,901	-
Gross Margins	42.00%	-

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $27,993,535 in revenues from January 21, 2016 (inception) to March 31, 2024. For the three months ended March 31, 2024, and 2023, the Company generated $6,376,335 and $1,545,687 in revenues, an increase of over 312.52%. At March 31, 2024, and December 31, 2023, the Company had a cash balance of $38,945,123 and $31,316,461 and an accumulated deficit of $1,814,907 and $2,643,647.

Financial Condition at March 31, 2024

On March 31, 2024, the accumulated deficit, cash balance, and working capital surplus were $1,814,907, $38,945,123, and $9,020,713, respectively.

Financial Condition at December 31, 2023

On December 31, 2023, the accumulated deficit, cash balance, and working capital surplus were $2,643,647, $31,316,461, and $7,460,959, respectively.

On November 30, 2023, Kundnani purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 Common stock of the Company for $5.5 million. The Company has issued the Common stock to Kundnani. The Company expects to receive funds by the end of March 2025.

Even though we believe that our cash balance is sufficient to fund our operations and growth, the Company plans to raise additional capital as disclosed in Subsequent Events. The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond fiscal 2024.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, compared with Three Months Ended March 31, 2023

The consolidated revenues for the three months ended March 31, 2024, and 2023 were $6,376,335 and $1,545,687, respectively. During the three months ended March 31, 2024, and 2023, the Company incurred a net income of $833,445 and a net loss of $224,374.

The total revenue breakdown for the three months ended March 31, 2024, and 2023 is below:

Three Months Ended	March 31, 2024	March 31, 2023
Revenue Description	% of Total	% of Total
Technology Solutions	4.01%	11.21%
Wealth Management	23.74%	88.79%
Brokerage	72.25%	-%
Total	100.00%	100.00%

During the three months ended March 31, 2024, and 2023, the Company incurred general and administrative costs (“G&A”) of $2,299,134 and $482,116 (excluding amortization expenses), respectively. The increase in G&A for the three months ended March 31, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 36.06% and 31.19% of the revenue for the three months ended March 31, 2024, and 2023, respectively. Amortization expenses were $0 and $19,032 for the three months ended March 31, 2024, and 2023, respectively, included in the Cost of sales.

The rental expense was $49,162 and $6,195 for the three months ended March 31, 2024, and 2023, respectively.

The Company incurred $46,925 and $30,005 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 0.74% and 1.94% of the sales for the fiscal year ending March 31, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2024, and December 31, 2023, we had a cash balance of $38,945,123 and $31,316,461, respectively. At December 31, 2023, and 2022, the working capital surplus was $9,020,713 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in the increase of current assets over current liabilities as of March 31, 2024.

We generate a substantial portion of our operating income outside the United States, which is deemed indefinitely reinvested in foreign jurisdictions. Consequently, as outlined under “Cash and Cash Equivalent,” the majority of our cash and short-term investments are held by our foreign subsidiaries. At present, we do not intend to repatriate these funds and do not foresee a need to do so.

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

GOING CONCERN CONSIDERATION

We have generated revenues of $6,376,335 and $1,545,687 for the three months ended March 31, 2024, and the recent fiscal year ended December 31, 2023. As of March 31, 2024, and December 31, 2023, the accumulated deficit was $1,814,907 and $2,643,647. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2023, and 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2023, filed with the SEC on October 15, 2024. We continuously evaluate our critical accounting estimates and judgments required by our policies and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. As an emerging growth company, we have applied for an exemption; as a result, the Company may delay the adoption of certain accounting standards until the standards apply to private companies.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting of March 31, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for a cash value of $200,000.

The issuance of the aforementioned securities relied on the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder. Such offers and sales were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Purchaser in connection with the issuance by the Company of the securities.

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

FDCTECH, INC.

Date: December 31, 2024	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: December 31, 2024	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

