Form 10-Q
period 2024-06-30
FDCTECH, INC.
filed 2024-12-31
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$31,806,857	$31,316,461
Accounts receivable, net of allowance for doubtful accounts of $22,382 and 21,526, respectively	26,000	1,029,000
Prepaid expenses – current	159,941	403,191
Subscription receivable	8,200,000	8,200,000
Loan receivable	1,220,158	-
Total Current assets	41,412,956	40,948,652
Capitalized software, net	924,899	1,087,543
Investment through subsidiary	36,062	36,062
Accrued income	822,819	1,035,619
Acquired intangible assets	1,311,432	1,305,493
Related party guarantee	1,329,927	1,353,170
Tax receivable	174,162	177,206
Fair value of trading positions for the firm, profit	833,242	1,396,066
Right of use (lease)	-	39,683
Fixed assets, net	411,102	163,572
Total assets	$47,256,601	$47,543,066
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$266,024	$179,979
Line of credit	27,576	60,742
Accrued expenses, related party	519,500	534,500
Accrued expenses, non-related party	545,904	-
Business acquisition loan	405,000	350,000
Cares act- paycheck protection program advance	13,157	20,652
Related party advances	166,929	793,339
Customer funds	29,855,692	30,220,270
Fair value of trading positions for the firm, loss	511,863	520,808
Operating lease liability, current	-	36,419
Other current liabilities	246,907	770,984
Total Current liabilities	32,558,552	33,487,693
Deferred tax liabilities	345,838	846,581
SBA loan – non-current	118,436	122,689
Operating lease liability, non-current	-	3,264
Accrued interest – non-current	71,753	33,062
Total liabilities	33,094,579	34,493,289
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 6,500,000 issued and outstanding, as of June 30, 2024, and December 31, 2023	450	650
Series B Preferred stock, par value $0.0001, 3,500,000 shares authorized, 2,360,000 and 1,800,000 issued and outstanding, as of June 30, 2024, and December 31, 2023	236	180
Common stock, par value $0.0001, 500,000,000 shares authorized; 390,584,729 and 388,584,729 shares issued and outstanding, as of June 30, 2024, and December 31, 2023	39,058	38,858
Additional paid-in capital, common stock	13,634,270	15,389,569
Additional paid-in capital, preferred stock	3,329,964	-
Accumulated other comprehensive income	(19,712)	225,228
Accumulated deficit	(2,834,639)	(2,643,647)
Total FDCTech, Inc. stockholders’ equity (deficit)	14,149,627	13,010,838
Noncontrolling interest	12,395	38,939
Total liabilities and stockholders’ deficit	$47,256,601	$47,543,066

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$298,815	$201,315	$554,759	$374,565
Wealth management	1,739,451	1,499,090	3,252,876	2,871,527
Brokerage (Trading)	4,091,255	-	8,698,221	-
Total revenue	6,129,521	1,700,405	12,505,856	3,246,092
Cost of sales
Technology & software	26,167	3,471	26,167	22,503
Wealth management	1,571,194	1,347,270	2,933,363	2,577,384
Brokerage (Trading)	2,300,788	-	4,972,853	-
Total cost of sales	3,898,149	1,350,741	7,932,383	2,599,887
Gross Profit	2,231,372	349,664	4,573,473	646,205
Operating expenses:
General and administrative	2,522,394	472,525	4,821,528	954,641
Sales and marketing	781,022	11,819	827,947	41,824
Depreciation	46,490	660	86,778	1,328
Total operating expenses	3,349,906	485,004	5,736,253	997,793
Operating income (loss)	(1,118,534)	(135,340)	(1,162,780)	(351,588)
Other income (expense):
Other interest expense	(762,515)	(7,693)	(708,749)	(17,399)
Other income (expense)	835,774)	(1,154)	1,659,699)	426
Total other income (expense)	73,259	(8,847)	950,950	(16,973)
Income (loss) before provision for income taxes	(1,045,275)	(144,187)	(211,830)	(368,561)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(1,045,275)	(144,187)	(211,830)	(368,561)
Net income (loss) per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding basic and diluted	389,740,285	299,209,220	389,159,315	333,584,729
Other comprehensive income (loss):
Change in foreign currency translation	(2,424)	(34,034)	(244,940)	(29,192)
Total other comprehensive income (loss)	(2,424)	(34,034)	(244,940)	(29,192)
Total comprehensive income (loss)	(1,047,699)	(178,221)	(456,770)	(397,753)
Comprehensive income (loss) attributable to noncontrolling interests	28,626	43,412	27,258	47,421
Comprehensive income (loss) attributable to FDCTech stockholders	(1,076,325)	(221,633)	(484,028)	(445,174)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Deficit
Three months ended June 30, 2023
Balance, March 31, 2023	4,000,000	$400	333,584,729	$33,358	$6,349,824	$22,386	$(4,439,560)	$1,966,408
Three months ended June 30, 2023
Change in APIC due to common control	-	-	-	-	1,469,532		-	1,469,532
FX gain (loss)	-	-	-	-	-	(34,034)	-	(34,034)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	40,587	40,587
Net loss	-	-	-	-	-	-	(144,187)	(144,187)
Balance, June 30, 2023	4,000,000	$400	333,584,729	$33,358	$7,819,356	$(11,648)	$(4,543,160)	$3,298,306
Three months ended June 30, 2024
Balance, March 31, 2024	6,861,844	$686	388,584,729	$38,858	$16,805,339	$(17,288)	$(1,814,907)	$15,012,688
Three months ended June 30, 2024
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900		-	8,900
Change in APIC due to common control	-	-	-	-	130,195	-	-	130,195
FX gain (loss)	-	-	-	-	-	(2,424)	-	(2,424)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	25,543	25,543
Net loss	-	-	-	-	-		(1,045,275)	(1,045,275)
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Deficit
Six months ended June 30, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Six months ended June 30, 2023
Common shares issued for financing cost at $0.0114 per share	-	-	5,309,179	531	59,994	-	-	60,525
Common shares issued for cash valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for services at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
Change in APIC due to common control	-	-	-	-	1,469,532		-	1,469,532
FX gain (loss)	-	-	-	-	-	(29,192)	-	(29,192)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	42,224	42,224
Net loss	-	-	-	-	-	-	(368,561)	(368,561)
Balance, June 30, 2023	4,000,000	$400	333,584,729	$33,358	$7,819,356	$(11,648)	$(4,543,160)	$3,298,306
Six months ended June 30, 2024
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838
Six months ended June 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	792,200
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900			8,900
Change in APIC due to common control	-	-	-	-	753,821	-	-	753,821
FX gain (loss)	-	-	-	-		(244,940)	-	(244,940)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	20,838	20,838
Net loss	-	-	-	-			(211,830)	(211,830)
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2024	June 30, 2023
Net income (loss)	$(211,830)	$(368,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	26,167	22,503
Depreciation	86,778	1,328
Common stock issued for services	-	26,000
Series B Preferred issued for services	792,200	-
Accounts receivable allowance	22,382	12,500
Fixed assets, net	(334,308)	(3,773)
Accrued expenses, non-related party	545,904	-
Acquired intangible assets	(5,939)	(5,505)
Change in assets and liabilities:
Gross accounts receivable	980,618	11,390
Prepaid	243,250	627
OID Promissory Note	-	55,000
Loan receivable	(1,220,158)	(188,246)
Accounts payable	86,045	199,532
Other current liabilities	(524,077)	(8,140)
Accrued interest	38,691	2,682
Customer funds	(364,578)	-
Fair value of trading position, net	553,879	(744,268)
Operating lease	(39,683)	-
Deferred taxes	(500,743)	351,652
Related party guarantee	23,243	(2,197,701)
Tax receivable by subsidiaries	3,044	(177,090)
Accrued income	212,800	-
Right of use of assets (lease)	39,683	-
Accrued expenses, related party	(15,000)	80,445
Net cash used in operating activities	$438,368	$(2,929,625)
Investing Activities:
Capitalized software	136,477	(156,610)
Effect of exchange rates	(244,940)	(29,192)
Business acquisition loan	55,000	350,000
Changes in paid-in capital	753,821	1,469,532
Net cash used in investing activities	$700,358	$1,633,730
Financing Activities:
Borrowing from (payments to) line of credit	(33,166)	2,941
Promissory Note	-	(550,000)
Net proceeds from cares act - paycheck protection program	(7,495)	(7,495)
Net proceeds from SBA loan	(4,253)	(4,253)
Related party advances	(626,410)	-
Common stock issued for cash	20,000	550,000
Common stock issued for financing cost	8,900	60,525
Series A Preferred cancelation	(200)	-
Noncontrolling interest	(5,706)	1,111,165
Net cash provided by financing activities	$(648,330)	$1,162,883
Net increase in cash	490,396	(133,012)
Cash at beginning of the period	31,316,461	264,829
Cash at end of the period	$31,806,857	$131,817
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform as of June 30, 2024. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through June 30, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On June 30, 2024, and December 31, 2023, the Company had $31,806,857 and $31,316,461 cash and cash equivalent held at the financial institution.

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

At June 30, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the six months ended June 30, 2024, and 2023.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $827,947 and $41,824 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to the increase in promotional marketing costs for our brokerage business during the six months ended June 30, 2024.

The sales, marketing, and advertising expenses represented 6.62% and 1.29% of the sales for the six months ended June 30, 2024, and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2024. Most cash balances were held with non-FDIC financial institutions in Malta, the UK, and other countries. On June 30, 2024, and December 31, 2023, the Company had $31,806,857 and $31,316,461 cash and cash equivalent held at the financial institution.

Revenues

For the six months ended June 30, 2024, and 2024, the Company generated $12,505,856 and $3,246,092 in revenues, an increase of over 285.26% from the previous period. The revenues mostly comprised three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

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

At June 30, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the six months ended June 30, 2024, and 2023.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the six months ended June 30, 2024, and 2023, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. Please refer to subsequent events for potential legal claims and disputes after the period ending June 30, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on June 30, 2024, and December 31, 2023.

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

Amortization expenses were $26,167 and $22,503 for the six months ended June 30, 2024, and 2023, respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing costs associated with the development. There were no R and D Costs for the six months ended June 30, 2024, and 2023.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.” Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in the Company’s stockholders’ equity and noncontrolling interests. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Income, within “Other (income) expense, net,” in the year in which the change occurs.

We have translated the local currency of ADS and AML in the Australian Dollar (“AUD”) and Euro Dollar (“EUR”), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	June 30, 2024	December 31, 2023
USD: AUD	$1.4977	1.4680
USD:EUR	$0.9315	0.9155
USD: GBP	$0.7906	0.7895

Average exchange rate for the period:

	Q1 2024	Q2 2024
USD: AUD	$1.5208	1.5170
USD:EUR	$0.9210	0.9289
USD: GBP	$0.7885	0.7926

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

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable companies’ sales, EBITDA, or net income.	Level 3 is an unobservable input. It may include the company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of six months ended June 30, 2024, and June 30, 2023, the Company had weighted 389,159,315 and 333,584,729 basic and dilutive shares issued and outstanding.

During the six months ended June 30, 2024, and 2023, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At June 30, 2024, and December 31, 2023, the accumulated deficit was $2,834,639 and $2,643,647, respectively. At June 30, 2024, and December 31, 2023, the working capital surplus and the deficit were $8,854,404 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in an increase of current assets over current liabilities as of June 30, 2024.

During the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $211,830 and $368,561.

Until the fiscal year ended December 31, 2023, the Company has sustained recurring losses and negative cash flows from operations. As of June 30, 2024, and December 31, 2023, the Company had $31,806,857 and $31,316,461 cash. The Management believes that future cash flows at the current rate are sufficient for the Company to meet its current obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2025. The Company continues to increase its cash flows from operations from the acquisition of AML and APL. The Management expects that it will need to raise significant additional capital to accomplish its growth plan through acquisitions over the next twelve (12) months. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the six months ended June 30, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At June 30, 2024, and December 31, 2023, the net capitalized software assets were $924,899 and $1,087,543, respectively.

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

On January 4, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

In January 2024, the Company issued 150,000 Series B preferred stock to Mitchell M. Eaglstein, CEO and Director, for services valued at $1.41 per share.

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

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on June 30, 2024, for purchases and cash withdrawals at 12% and 25%, respectively. As of June 30, 2024, the Company complies with the credit line’s terms and conditions. At June 30, 2024, and December 31, 2023, the outstanding balance was $27,576 and $60,742, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $13,157 as of June 30, 2024.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $118,436 as of June 30, 2024.

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

Accrued Interest

At June 30, 2024, and December 31, 2023, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $71,753 and $33,062, respectively.

Pending Litigation

Please refer to subsequent events for potential legal claims and disputes after the period ending June 30, 2024. Other than what is described in the Subsequent Events, the management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or affiliates of the Company.

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

On May 9, 2024, the Company issued 2,000,000 shares for a cash value of $20,000.

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

The following table shows the changes in AOCI by component for the three months ending June 30, 2024, and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of March 31, 2023	$22,386
Other comprehensive income (loss) attributed to ADS	5,765
Other comprehensive income (loss) attributed to AML	(39,799)
Total other comprehensive income (loss)	(34,034)
Balance as of June 30, 2023	(11,648)

Balance as of March 31, 2024	$(17,288)
Other comprehensive income/(loss), ADS	6,292
Other comprehensive income/(loss), AML	(14,073)
Other comprehensive income/(loss), APL	5,209
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(2,424)
Balance as of June 30, 2024	$(19,712)

The following table shows the changes in AOCI by component for the six months ending June 30, 2024, and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2022	$17,544
Other comprehensive income (loss) attributed to ADS	10,607
Other comprehensive income (loss) attributed to AML	(39,799)
Total other comprehensive income (loss)	(29,192)
Balance as of June 30, 2023	(11,648)

Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	13,102
Other comprehensive income/(loss), AML	(244,937)
Other comprehensive income/(loss), APL	(13,253)
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(244,940)
Balance as of June 30, 2024	$(19,712)

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

Technology & Software Development Business

For the six months ended June 30, 2024, and 2023, the Company had ten (10) and thirteen (13) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the first quarter of the 2025 fiscal year.

Technology & Software Development Revenue & Gross Margins:

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)
Revenue, $	554,759	374,565
Cost of sales, $	26,167	22,503
Gross profit (loss), $	528,592	352,062
Gross Margins	95.28%	93.99%

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

Wealth Management Revenue & Gross Margins:

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)
Revenue, $	3,252,876	2,871,527
Cost of sales, $	2,933,363	2,577,384
Gross profit (loss), $	319,513	294,143
Gross margins	9.82%	10.24%

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

Brokerage (Trading) revenue & Gross Margins*:

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)
Revenue, $	8,698,221	-
Cost of sales, $	4,972,853	-
Gross Profit (loss), $	3,725,368	-
Gross Margins	42.83%	-

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $34,123,056 in revenues from January 21, 2016 (inception) to June 30, 2024. For the six months ended June 30, 2024, and 2023, the Company generated $12,505,856 and $3,246,092 in revenues, an increase of over 285.26%. At June 30, 2024, and December 31, 2023, the Company had a cash balance of $31,806,857 and $31,316,461 and an accumulated deficit of $2,834,639 and $2,643,647.

Financial Condition at June 30, 2024

On June 30, 2024, the accumulated deficit, cash balance, and working capital surplus were $2,834,639, $31,806,857, and $8,854,404, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024, compared with Three Months Ended June 30, 2023

The consolidated revenues for the three months ended June 30, 2024, and 2023 were $6,129,521 and $1,700,405, respectively. During the three months ended June 30, 2024, and 2023, the Company incurred a net loss of $1,045,275 and $144,187.

The total revenue breakdown for the three months ended June 30, 2024, and 2023 is below:

Three Months Ended	June 30, 2024	June 30, 2023
Revenue Description	% of Total	% of Total
Technology Solutions	4.88%	11.84%
Wealth Management	28.38%	88.16%
Brokerage	66.75%	-%
Total	100.00%	100.00%

During the three months ended June 30, 2024, and 2023, the Company incurred general and administrative costs (“G&A”) of $2,522,394 and $472,525 (excluding amortization expenses), respectively. The increase in G&A for the three months ended June 30, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 41.15% and 27.79% of the revenue for the three months ended June 30, 2024, and 2023, respectively. Amortization expenses were $26,167 and $3,471 for the three months ended June 30, 2024, and 2023, respectively, included in the Cost of sales.

The rental expense was $11,106 and $6,594 for the three months ended June 30, 2024, and 2023, respectively.

The Company incurred $781,022 and $11,819 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 12.74% and 0.70% of the sales for the fiscal year ending June 30, 2024, and 2023, respectively.

Six Months Ended June 30, 2024, compared with Six Months Ended June 30, 2023

The consolidated revenues for the six months ended June 30, 2024, and 2023 were $12,505,856 and $3,246,092, respectively. During the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $211,830 and $368,561.

The total revenue breakdown for the six months ended June 30, 2024, and 2023 is below:

Six Months Ended	June 30, 2024	June 30, 2023
Revenue Description	% of Total	% of Total
Technology Solutions	4.44%	11.54%
Wealth Management	26.01%	88.46%
Brokerage	69.55%	-%
Total	100.00%	100.00%

During the six months ended June 30, 2024, and 2023, the Company incurred general and administrative costs (“G&A”) of $4,821,528 and $954,641 (excluding amortization expenses), respectively. The increase in G&A for the six months ended June 30, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 38.55% and 29.41% of the revenue for the six months ended June 30, 2024, and 2023, respectively. Amortization expenses were $26,167 and $22,503 for the six months ended June 30, 2024, and 2023, respectively, included in the Cost of sales.

The rental expense was $38,056 and $12,790 for the six months ended June 30, 2024, and 2023, respectively.

The Company incurred $827,947 and $41,824 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.62% and 1.29% of the sales for the fiscal year ending June 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2024, and December 31, 2023, we had a cash balance of $31,806,857 and $31,316,461, respectively. At December 31, 2023, and 2022, the working capital surplus was $8,854,404 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in the increase of current assets over current liabilities as of June 30, 2024.

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

GOING CONCERN CONSIDERATION

We have generated revenues of $12,505,856 and $3,246,092 for the six months ended June 30, 2024, and the recent fiscal year ended December 31, 2023. As of June 30, 2024, and December 31, 2023, the accumulated deficit was $2,834,639 and $2,643,647. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2023, and 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting of June 30, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, the Company issued 2,000,000 common stock for a cash value of $20,000.

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

