Form 10-Q
period 2024-09-30
FDCTECH, INC.
filed 2024-12-31
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	F-1

Consolidated Balance Sheets as of September 30, 2024 (Unaudited), and December 31, 2023September 30, 2024 (Unaudited), and December 31, 2023September 30, 2024 (Unaudited), and December 31, 2023 (Audited)	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	F-6

Notes to Unaudited Consolidated Financial Statements	F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	11

Item 4. Controls and Procedures	11

PART II.

Item 1. Legal Proceedings.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Mine Safety Disclosures.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES	13

EXHIBIT INDEX	14

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$27,989,417	$31,316,461
Accounts receivable, net of allowance for doubtful accounts of $22,382 and 21,526, respectively	29,500	1,029,000
Prepaid expenses – current	178,754	403,191
Subscription receivable	8,200,000	8,200,000
Loan receivable	1,187,686	-
Total Current assets	37,585,357	40,948,652
Capitalized software, net	972,299	1,087,543
Investment through subsidiary	36,062	36,062
Accrued income	880,910	1,035,619
Acquired intangible assets	1,318,188	1,305,493
Related party guarantee	1,380,309	1,353,170
Tax receivable	180,760	177,206
Fair value of trading positions for the firm, profit	524,625	1,396,066
Right of use (lease)	-	39,683
Fixed assets, net	378,240	163,572
Total assets	$43,256,750	$47,543,066
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$323,253	$179,979
Line of credit	30,755	60,742
Accrued expenses, related party	519,500	534,500
Business acquisition loan	375,000	350,000
Cares act- paycheck protection program advance	10,158	20,652
Related party advances	257,679	793,339
Customer funds	21,576,937	30,220,270
Fair value of trading positions for the firm, loss	464,019	520,808
Operating lease liability, current	-	36,419
Other current liabilities	5,470,877	770,984
Total Current liabilities	29,028,178	33,487,693
Deferred tax liabilities	358,939	846,581
SBA loan – non-current	116,310	122,689
Operating lease liability, non-current	-	3,264
Accrued interest – non-current	75,226	33,062
Total liabilities	29,578,653	34,493,289
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 6,500,000 issued and outstanding, as of September 30, 2024, and December 31, 2023	450	650
Series B Preferred stock, par value $0.0001, 3,500,000 shares authorized, 2,360,000 and 1,800,000 issued and outstanding, as of September 30, 2024, and December 31, 2023	236	180
Common stock, par value $0.0001, 500,000,000 shares authorized; 390,584,729 and 388,584,729 shares issued and outstanding, as of September 30, 2024, and December 31, 2023	39,058	38,858
Additional paid-in capital, common stock	13,647,098	15,389,569
Additional paid-in capital, preferred stock	3,329,964	-
Accumulated other comprehensive income	139,592	225,228
Accumulated deficit	(3,488,102)	(2,643,647)
Total FDCTech, Inc. stockholders’ equity (deficit)	13,668,296	13,010,838
Noncontrolling interest	9,801	38,939
Total liabilities and stockholders’ deficit	$43,256,750	$47,543,066

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2024	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$532,085	$222,058	$1,086,844	$596,623
Wealth management	1,669,675	1,525,714	4,922,551	4,397,241
Brokerage (Trading)	3,471,248	1,955,319	12,169,469	1,955,319
Total revenue	5,673,008	3,703,091	18,178,864	6,949,183
Cost of sales
Technology & software	93,541	-	119,708	22,503
Wealth management	1,528,308	1,389,575	4,461,671	3,966,959
Brokerage (Trading)	1,390,778	327,110	6,363,631	327,110
Total cost of sales	3,012,627	1,716,685	10,945,010	4,316,572
Gross Profit	2,660,381	1,986,406	7,233,854	2,632,611
Operating expenses:
General and administrative	2,754,088	674,737	7,575,616	1,629,378
Sales and marketing	383,777	568,450	1,211,724	610,274
Depreciation	45,768	41,889	132,546	43,217
Total operating expenses	3,183,633	1,285,076	8,919,886	2,282,869
Operating income (loss)	(523,252)	701,330	(1,686,032)	349,742
Other income (expense):
Other interest expense	25,542	(11,012)	(683,207)	(28,411)
Other income (expense)	(151,855)	(928)	1,507,844	(502)
Total other income (expense)	(126,313)	(11,940)	824,637	(28,913)
Income (loss) before provision for income taxes	(649,565)	689,390	(861,395)	320,829
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(649,565)	689,390	(861,395)	320,829
Net income (loss) per common share, basic and diluted	(0.00)	0.00	(0.00)	0.00
Weighted average number of common shares outstanding basic and diluted	390,584,729	333,584,729	389,639,674	322,336,860
Other comprehensive income (loss):
Change in foreign currency translation	159,304	(127,400)	(85,636)	(156,592)
Total other comprehensive income (loss)	159,304	(127,400)	(85,636)	(156,592)
Total comprehensive income (loss)	(490,261)	561,990	(947,031)	164,237
Comprehensive income (loss) attributable to noncontrolling interests	(1,758)	(9,205)	25,500	38,217
Comprehensive income (loss) attributable to FDCTech stockholders	(488,503)	571,195	(972,531)	126,020

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Deficit
Three months ended September 30, 2023
Balance, June 30, 2023	4,000,000	$400	333,584,729	$33,358	$7,819,356	$(11,648)	$(4,543,160)	$3,298,306
Three months ended September 30, 2023
Change in APIC due to common control	-	-	-	-	(907,167)		-	(907,167)
FX gain (loss)	-	-	-	-	-	(127,400)	-	(127,400)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(12,873)	(12,873)
Net loss	-	-	-	-	-	-	689,390	689,390
Balance, September 30, 2023	4,000,000	$400	333,584,729	$33,358	$6,912,189	$(139,048)	$(3,866,643)	$2,940,256
Three months ended September 30, 2024
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627
Three months ended September 30, 2024
Change in APIC due to common control	-	-	-	-	12,828	-	-	12,828
FX gain (loss)	-	-	-	-	-	159,304	-	159,304
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(3,898)	(3,898)
Net loss	-	-	-	-	-		(649,565)	(649,565)
Balance, September 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,977,062	$139,592	$(3,488,102)	$13,668,296

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Deficit
Nine months ended September 30, 2023
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Nine months ended September 30, 2023
Common shares issued for financing cost at $0.0114 per share	-	-	5,309,179	531	59,994	-	-	60,525
Common shares issued for cash valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for services at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
Change in APIC due to common control	-	-	-	-	562,365		-	562,365
FX gain (loss)	-	-	-	-	-	(156,592)	-	(156,592)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	29,351	29,351
Net loss	-	-	-	-	-	-	320,829	320,829
Balance, September 30, 2023	4,000,000	$400	333,584,729	$33,358	$6,912,189	$(139,048)	$(3,866,643)	$2,940,256
Nine months ended September 30, 2024
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838
Nine months ended September 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	792,200
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900			8,900
Change in APIC due to common control	-	-	-	-	766,649	-	-	766,649
FX gain (loss)	-	-	-	-		(85,636)	-	(85,636)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	16,940	16,940
Net loss	-	-	-	-			(861,395)	(861,395)
Balance, September 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,977,062	$139,592	$(3,488,102)	$13,668,296

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30, 2024	September 30, 2023
Net income (loss)	$(861,395)	$320,829
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	26,167	22,503
Depreciation	132,546	43,217
Common stock issued for services	-	26,000
Series B Preferred issued for services	792,200	-
Accounts receivable allowance	22,382	12,500
Fixed assets, net	(347,214)	(44,129)
Acquired intangible assets	(12,695)	(8,446)
Change in assets and liabilities:
Gross accounts receivable	977,118	(6,070)
Prepaid	224,437	171,181
OID Promissory Note	-	55,000
Loan receivable	(1,187,686)	(194,647)
Accounts payable	143,274	253,688
Other current liabilities	4,699,893	3,972)
Accrued interest	42,164	13,514
Customer funds	(8,643,333)	1,359,532
Fair value of trading position, net	814,652	(1,419,146)
Operating lease	(39,683)	-
Deferred taxes	(487,642)	340,825
Related party guarantee	(27,139)	(1,674,581)
Tax receivable by subsidiaries	(3,554)	(171,638)
Accrued income	154,709	-
Right of use of assets (lease)	39,683	-
Accrued expenses, related party	(15,000)	90,000
Net cash used in operating activities	$(3,556,116)	$(805,896)
Investing Activities:
Capitalized software	89,077	(558,952)
Effect of exchange rates	(85,636)	(156,592)
Business acquisition loan	25,000	350,000
Changes in paid-in capital	766,649	562,365
Net cash used in investing activities	$795,090	$196,821
Financing Activities:
Borrowing from (payments to) line of credit	(29,987)	5,766
Promissory Note	-	(550,000)
Net proceeds from cares act - paycheck protection program	(10,494)	(13,491)
Net proceeds from SBA loan	(6,379)	(6,379)
Related party advances	(535,660)	-
Common stock issued for cash	20,000	550,000
Common stock issued for financing cost	8,900	60,525
Series A Preferred cancelation	(200)	-
Noncontrolling interest	(12,198)	1,532,114
Net cash provided by financing activities	$(566,018)	$1,578,535
Net increase in cash	(3,327,044)	969,460
Cash at beginning of the period	31,316,461	264,829
Cash at end of the period	$27,989,417	$1,234,289
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

The Company assumed a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act requirement for the change of ownership, the company amended the agreement to September 30, 2023. The Company closed the acquisition as of September 30, 2023, and consolidated the fair value of AML’s assets and liabilities from September 30, 2023.

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

The Company has ten (10) licensing agreements for its Condor Pro Multi-Asset Trading Platform as of September 30, 2024. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

IT, Sales & Marketing Service Provider (Cyprus)

In March 2024, the Company established Alchemytech Ltd. (ATECH), a Cyprus company. ATECH provides the Company’s subsidiaries and affiliate companies with information technology, sales, and marketing services.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through September 30, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. On September 30, 2024, and December 31, 2023, the Company had $27,989,417 and $31,316,461 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represent the amount due from four (4) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the nine months ended September 30, 2024, and 2023.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $1,211,724 and $610,274 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to the increase in promotional marketing costs for our brokerage business during the nine months ended September 30, 2024.

The sales, marketing, and advertising expenses represented 6.67% and 8.78% of the sales for the nine months ended September 30, 2024, and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementing guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, nonrefundable upfront fees, licensing, customer acceptance, and other relevant categories.

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

The Company recognizes revenue when transferring the promised goods or services into the contract. The Company considers the “transfers” the promised goods or services when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when it can directly use and substantially obtain all the remaining benefits from an asset. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

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

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company acts as an agent concerning clearing trades but is the principal on fees paid to introducing brokers. The Company does not assume any market-making risk concerning customer trade in this business.

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

Further, the Company, Kundnani, and the current management make strategic and operational decisions for APL and AML (“Targets”).

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

(1)	As of June 30, 2022, £1 = $1.2165, Net Financial Assets based on June 30, 2022, audited financial statements

(2)	As of November 30, 2022, €1 EUR = $1.042, Net Financial Assets based on November 30, 2022, audited financial statements

Under ASC 805-50-15-6, based on the ownership of Kundnani and the management structure post-acquisition, we believe the following guidance in the transactions between entities under common control subsections applies to combinations between entities or businesses under common control:

a)	The Seller (APHL or Kundnani) transfers its controlling interest in APL and AML to the Company controlled by the Seller, directly or indirectly through his ownership as an individual or through APHL. This transaction is a legal organization change but not the reporting entity. The reporting entity remains the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The Company maintains its cash balances at a single financial institution. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2024. Most cash balances were held with non-FDIC financial institutions in Malta, the UK, and other countries. On September 30, 2024, and December 31, 2023, the Company had $27,989,417 and $31,316,461 cash and cash equivalent held at the financial institution.

Revenues

For the nine months ended September 30, 2024, and 2024, the Company generated $18,178,864 and $6,949,183 in revenues, an increase of over 161.60% from the previous period. The revenues mostly comprised three primary business segments: (1) Technology and Software Development, (2) Wealth Management, and (3) Investment and Margin Brokerage Business.

Accounts Receivable

Accounts Receivable primarily represent the amount due to four (4) active technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At September 30, 2024, and December 31, 2023, the Management determined that allowance for doubtful accounts was $22,382 and $21,526, respectively. There were $0 and $10,500 bad debt expenses for the nine months ended September 30, 2024, and 2023.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain, so we cannot capitalize on R and D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the nine months ended September 30, 2024, and 2023, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses incurred. Please refer to subsequent events for potential legal claims and disputes after the period ending September 30, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges on September 30, 2024, and December 31, 2023.

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

Amortization expenses were $119,708 and $22,503 for the nine months ended September 30, 2024, and 2023, respectively, and the Company classifies such cost as the Cost of Sales.

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing on costs associated with the development. There were no R and D Costs for the nine months ended September 30, 2024, and 2023.

The Company capitalizes all the significant costs incurred during the application development stage for internal-use software.

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

We have translated the local currency of ADS and AML in the Australian Dollar (“AUD”) and Euro Dollar (“EUR”), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	September 30, 2024	December 31, 2023
USD: AUD	$1.4456	1.4680
USD:EUR	$0.8975	0.9155
USD: GBP	$0.7474	0.7895

Average exchange rate for the period:

	Q1 2024	Q2 2024	Q3 2024
USD: AUD	$1.5208	1.4965	1.4839
USD:EUR	$0.9210	0.9289	0.9095
USD: GBP	$0.7885	0.7926	0.7687

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of the nine months ended September 30, 2024, and 2023, the Company had weighted 389,639,674 and 322,336,860 basic and dilutive shares issued and outstanding.

During the nine months ended September 30, 2024, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

During the nine months ended September 30, 2023, common stock equivalents were dilutive due to a net profit. Hence, they are considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At September 30, 2024, and December 31, 2023, the accumulated deficit was $3,488,102 and $2,643,647, respectively. At September 30, 2024, and December 31, 2023, the working capital surplus and the deficit were $8,557,179 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in an increase of current assets over current liabilities as of September 30, 2024.

During the nine months ended September 30, 2024, and 2023, the Company incurred a net loss and net income of $861,395 and $320,829.

Until the fiscal year ended December 31, 2023, the Company has sustained recurring losses and negative cash flows from operations. As of September 30, 2024, and December 31, 2023, the Company had $27,989,417 and $31,316,461 cash. The Management believes that future cash flows at the current rate are sufficient for the Company to meet its current obligations as they become due in the ordinary course of business for twelve (12) months following December 31, 2025. The Company continues to increase its cash flows from operations from the acquisition of AML and APL. The Management expects that it will need to raise significant additional capital to accomplish its growth plan through acquisitions over the next twelve (12) months. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the nine months ended September 30, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2024, and December 31, 2023, the net capitalized software assets were $972,299 and $1,087,543, respectively.

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

NOTE 6. LINE OF CREDIT

From June 24, 2016, the Company obtained an unsecured revolving line of credit from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate at the close of business on September 30, 2024, for purchases and cash withdrawals at 12% and 25%, respectively. As of September 30, 2024, the Company complies with the credit line’s terms and conditions. At September 30, 2024, and December 31, 2023, the outstanding balance was $30,755 and $60,742, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The PPP loan outstanding balance, including accrued interest at 1.00%, is approximately $10,158 as of September 30, 2024.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance, including accrued interest, is $116,310 as of September 30, 2024.

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

Accrued Interest

At September 30, 2024, and December 31, 2023, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $75,226 and $33,062, respectively.

Pending Litigation

Please refer to subsequent events for potential legal claims and disputes after the period ending September 30, 2024. Other than what is described in the Subsequent Events, the management is unaware of any actions, suits, investigations, or proceedings (public or private) pending against or threatened against or affecting any of the assets or affiliates of the Company.

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

The following table shows the changes in AOCI by component for the three months ending September 30, 2024, and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of June 30, 2023	$(11,648)
Other comprehensive income (loss) attributed to ADS	7,486
Other comprehensive income (loss) attributed to AML	(134,886)
Total other comprehensive income (loss)	(127,400)
Balance as of September 30, 2023	(139,048)

Balance as of June 30, 2024	$(19,712)
Other comprehensive income/(loss), ADS	4,367
Other comprehensive income/(loss), AML	92,172
Other comprehensive income/(loss), APL	59,646
Other comprehensive income/(loss), ATECH	3,119
Total other comprehensive income/(loss)	159,304
Balance as of September 30, 2024	$139,592

The following table shows the changes in AOCI by component for the nine months ending September 30, 2024, and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2022	$17,544
Other comprehensive income (loss) attributed to ADS	18,093
Other comprehensive income (loss) attributed to AML	(174,685)
Total other comprehensive income (loss)	(156,592)
Balance as of September 30, 2023	(139,048)

Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	17,469
Other comprehensive income/(loss), AML	(152,765)
Other comprehensive income/(loss), APL	46,393
Other comprehensive income/(loss), ATECH	3,267
Total other comprehensive income/(loss)	(85,636)
Balance as of September 30, 2024	$139,592

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

Technology & Software Development Business

For the nine months ended September 30, 2024, and 2023, the Company had ten (10) and thirteen (13) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the first quarter of the 2025 fiscal year.

Technology & Software Development Revenue & Gross Margins:

	Nine months ended September 30, 2024 (Unaudited)	Nine months ended September 30, 2023 (Unaudited)
Revenue, $	1,086,844	596,623
Cost of sales, $	119,708	22,503
Gross profit (loss), $	967,136	574,120
Gross Margins	88.99%	96.23%

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

Wealth Management Revenue & Gross Margins:

	Nine months ended September 30, 2024 (Unaudited)	Nine months ended September 30, 2023 (Unaudited)
Revenue, $	4,922,551	4,397,241
Cost of sales, $	4,461,671	3,966,959
Gross profit (loss), $	460,880	430,282
Gross margins	9.36%	9.79%

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

Brokerage (Trading) revenue & Gross Margins*:

	Nine months ended September 30, 2024 (Unaudited)	Nine months ended September 30, 2023 (Unaudited)
Revenue, $	12,169,469	1,955,319
Cost of sales, $	6,363,631	327,110
Gross Profit (loss), $	5,805,838	1,628,209
Gross Margins	47.71%	83.27%

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. The Company generated $34,123,056 in revenues from January 21, 2016 (inception) to September 30, 2024. For the nine months ended September 30, 2024, and 2023, the Company generated $18,178,864 and $6,949,183 in revenues, an increase of over 161.60%. At September 30, 2024, and December 31, 2023, the Company had a cash balance of $27,989,417 and $31,316,461 and an accumulated deficit of $3,488,102 and $2,643,647.

Financial Condition at September 30, 2024

On September 30, 2024, the accumulated deficit, cash balance, and working capital surplus were $3,488,102, $27,989,417, and $8,557,179, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024, compared with Three Months Ended September 30, 2023

The consolidated revenues for the three months ended September 30, 2024, and 2023 were $5,673,008 and $3,703,091, respectively. During the three months ended September 30, 2024, and 2023, the Company incurred a net loss and net income of $649,565 and $689,390.

The total revenue breakdown for the three months ended September 30, 2024, and 2023 is below:

Three Months Ended	September 30, 2024	September 30, 2023
Revenue Description	% of Total	% of Total
Technology Solutions	9.38%	6.00%
Wealth Management	29.43%	41.20%
Brokerage	61.19%	52.80%
Total	100.00%	100.00%

During the three months ended September 30, 2024, and 2023, the Company incurred general and administrative costs (“G&A”) of $2,754,088 and $674,737 (excluding amortization expenses), respectively. The increase in G&A for the three months ended September 30, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 48.55% and 18.22% of the revenue for the three months ended September 30, 2024, and 2023, respectively. Amortization expenses were $93,541 and $0 for the three months ended September 30, 2024, and 2023, respectively, included in the Cost of sales.

The rental expense was $10,861 and $11,039 for the three months ended September 30, 2024, and 2023, respectively.

The Company incurred $383,777 and $568,450 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.76% and 15.35% of the sales for the fiscal year ending September 30, 2024, and 2023, respectively.

Nine months Ended September 30, 2024, compared with Nine Months Ended September 30, 2023

The consolidated revenues for the nine months ended September 30, 2024, and 2023 were $18,178,864 and $6,949,183, respectively. During the nine months ended September 30, 2024, and 2023, the Company incurred a net loss and net income of $861,395 and $320,829.

The total revenue breakdown for the nine months ended September 30, 2024, and 2023 is below:

Nine months Ended	September 30, 2024	September 30, 2023
Revenue Description	% of Total	% of Total
Technology Solutions	5.98%	8.58%
Wealth Management	27.08%	63.28%
Brokerage	66.94%	28.14%
Total	100.00%	100.00%

During the nine months ended September 30, 2024, and 2023, the Company incurred general and administrative costs (“G&A”) of $7,575,616 and $1,629,378 (excluding amortization expenses), respectively. The increase in G&A for the nine months ended September 30, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 48.55% and 18.22% of the revenue for the nine months ended September 30, 2024, and 2023, respectively. Amortization expenses were $119,708 and $22,503 for the nine months ended September 30, 2024, and 2023, respectively, included in the Cost of sales.

The rental credit and expense were $27,195 and $23,828 for the nine months ended September 30, 2024, and 2023, respectively.

The Company incurred $1,211,724 and $610,274 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2024, and 2023. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.67% and 8.78% of the sales for the fiscal year ending September 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2024, and December 31, 2023, we had a cash balance of $27,989,417 and $31,316,461, respectively. At September 30, 2024, and December 31, 2023, the working capital surplus was $8,557,179 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in an increase in current assets over current liabilities as of September 30, 2024.

We generate a substantial portion of our operating income outside the United States, deemed indefinitely reinvested in foreign jurisdictions. Consequently, as outlined under “Cash and Cash Equivalent,” most of our cash and short-term investments are held by our foreign subsidiaries. We do not intend to repatriate these funds and do not foresee a need.

We anticipate that our existing domestic cash, short-term investments, and cash flows from operations will be sufficient to fund our domestic operating activities and fulfill our cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayments, and capital expenditures, for at least the next 12 months and for the foreseeable future.

Should we require additional capital in the United States beyond what our domestic operations generate—for instance, to fund significant discretionary activities such as business acquisitions or share repurchases—we could choose to repatriate future earnings from foreign jurisdictions or raise capital within the United States through debt or equity issuances. These alternatives may result in higher effective tax rates, increased interest expenses, or dilution of our earnings. We have previously borrowed funds domestically and believe we can continue doing so at reasonable interest rates.

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

GOING CONCERN CONSIDERATION

We have generated revenues of $18,178,864 and $6,949,183 for the nine months ended September 30, 2024, and the recent fiscal year ended December 31, 2023. As of September 30, 2024, and December 31, 2023, the accumulated deficit was $3,488,102 and $2,643,647. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2023, and 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting of September 30, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2024, and 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

