Form 10-K
period 2024-12-31
FDCTECH, INC.
filed 2025-03-31
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56338

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

delaware	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Spectrum Center Drive, Suite 300, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FDCT	PINK

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of December 31, 2024, of $0.0011 per share, the last business day of the registrant’s most recently completed fourth quarter, was approximately $429,643.

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of March 31, 2025, was 422,584,729.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-K. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

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

The Company is a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. The company provides a range of proprietary and third-party technology solutions, including its flagship Condor Trading Technology, which supports multi-asset trading, risk management, and pricing for forex, equities, commodities, and digital assets.

FDCTech follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms. Through its recent acquisitions, the company has expanded its global footprint in wealth management, brokerage, and financial advisory services.

Key subsidiaries include:

●	AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm managing over $530 million in client assets with a network of 28 financial advisors.

●	Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

●	Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

●	AlchemyTech Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

FDCTech continues to drive innovation by developing next-generation trading platforms, such as the Condor Pro Multi-Asset Trading Platform, and expanding its market reach. The company remains committed to leveraging proprietary technology and regulatory expertise to enhance operational efficiencies and client engagement across global financial markets.

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

(1)	Investment and Brokerage

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

The Company assumed a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. The Company amended the Agreement in June 30, 2023, to comply with the BVI Companies Act requirement for the change of ownership. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

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

The MFSA authorizes AML to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO and COO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

During the third quarter of the fiscal year ending December 31, 2024, AML acquired approximately 2,631 clients from Next Markets, transferring €5.6 million in client equity. The newly acquired clients are primarily German retail investors trading Contracts for Difference (CFDs) and equities through the Gettex exchange. This acquisition marks the Company’s official entry into the German retail market.

AML acquired 35 clients from a Cypriot-based brokerage, transferring over $800,000 in client equity. Most of these clients are French, helping the Company establish its foothold in the French market.

AML has also secured authorization in terms of Article 6 of the Investment Services Act, Chapter 370 of the Laws of Malta, to offer equities and money market securities, enabling the Company to provide stocks and interest-yielding products. This authorization positions the Company to grow its asset base on deposits and expand its product portfolio.

AML’s consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $4,874,820 and $4,351,474, respectively. For the fiscal year ending December 31, 2023, the Company consolidated revenue of AML from December 1, 2023, to December 31, 2023, compared to the full year for fiscal 2024.

Margin Brokerage (UK) – Alchemy Prime Ltd.

The Company”) completed the acquisition of 100.00% of the issued and outstanding shares of Alchemy Prime Limited (“APL”) on November 30, 2023 (“Acquisition Date”) from APHL, through an exchange for 966,379 Series B Preferred Stock valued at $1,362,594.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as an agent and principal, safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets, and is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

APL’s consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $13,928,364 and $664,579, respectively. For the fiscal year ending December 31, 2023, the Company consolidated revenue of APL from December 1, 2023, to December 31, 2023, compared to the full year for fiscal 2024.

Control Person

Mr. Gope S. Kundnani (“Kundnani”) is the sole controlling shareholder, holding one hundred percent (100%) shareholding in APHL.

(2)	Wealth Management – AD Advisory Services Pty Ltd.

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

ADS’ consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $6,498,404 and $5,927,424, respectively.

(3)	Technology & Software Development – Condor Trading Technology

The Company provides technology and software development for digital assets. In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to trading platforms (desktop, web, mobile), back office, and CRM and banking integration technology.

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

The Company’s Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, digital assets, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year ending December 31, 2019. The Company has also developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office. The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by the European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2025.

The Company has no patents or trademarks on its proprietary technology solutions.

IT, Sales & Marketing Service Provider (Cyprus)

On March 19, 2024, the Company established Alchemytech Ltd. (ATECH), a Cypriot company. ATECH provides the Company’s subsidiaries and affiliate companies with information technology, sales, and marketing services. The Company has mandated ATECH to develop, market, and distribute the Condor Pro Multi-Asset Trading Platform to qualified market participants, including brokers, professional traders, hedge funds, and other financial institutions.

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

The Company does not mine any digital assets or trade or act as a counterparty in digital assets in the United States. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with the Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer since the Company is not a broker-dealer, nor does it intend to become a broker-dealer. Customers sometimes compensate us in Bitcoin through our custodian, Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to cybersecurity audits conducted by the New York Department of Financial Services.

The Company has fourteen (14) licensing agreements for its Condor Pro Multi-Asset Trading Platform during the fiscal year ending December 31, 2024. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the fiscal year ending December 31, 2024, and 2023 were $1,642,130 and $1,811,423, respectively.

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

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delays in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

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

Board of Directors

Micthell M. Eaglstein and Imran Firoz have been Executive Directors of the Company since January 21, 2016.

Effective January 1, 2021, Naim Abdullah resigned as the Director of the Company.

On June 9, 2021, and in connection with the previous description of the Genesis Agreement, dated June 2, 2021, the Company appointed Warwick Kerridge as Chairman of the Company’s Board of Directors. Effective August 24, 2021, the Company terminated the appointment of Warwick Kerridge from the Board of Directors. Upon the termination of Mr. Kerridge, the Company currently had four members on its Board of Directors. Mitchell M. Eaglstein shall be the acting Executive Chairman of the Company.

On June 15, 2021, the Board of Directors of the Company increased the size of the Board from three to four directors and appointed Jonathan Baumgart, age 39, as the Director. Mr. Baumgart is independent under the Company’s independence criteria for members of its Board of Directors.

On July 6, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) increased from four to five directors and appointed Charles R. Provini, age 74, to the vacancy. Mr. Provini was considered independent under NYSE and NASDAQ listing standards. On November 30, 2021, Charles R. Provini, a member of the Board of Directors of FDCTech, Inc. (the “Company”), notified the Company of his intention to voluntarily resign from the Company’s Board of Directors effective November 30, 2021. Mr. Provini did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. Upon the resignation of Mr. Provini, the Company currently has three members of the Board of Directors.

On September 30, 2022, the Company appointed Gope S. Kundnani as the Director of the Company. Upon the appointment of Mr. Kundnani, the Company currently has four members on its Board of Directors. Mr. Kundnani is a seasoned entrepreneur with several decades of experience building successful businesses in the United States, the Middle East, and the United Kingdom. From May 2018 to the present, Mr. Kundnani was the founder and current Director of Alchemy Prime Markets, a financial brokerage services company regulated by the Financial Conduct Authority (FCA). From December 2018 to the present, Mr. Kundnani founded and is the Director of Blackthorn Finance Limited, an authorized payments financial services company regulated by the FCA. From May 2004 to April 2008, Mr. Kundnani was the Director of Tristar Group, responsible for investing and acquiring small retail businesses in the Texas region. From February 1999 to the present, Mr. Kundnani has been a partner and CEO of Flexo Pack, a polyethylene product manufacturer with a global customer base. Mr. Kundnani holds an undergraduate business degree from Mulund College of Commerce, Mumbai, India.

At present, the Company has four members of the Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the company’s executive directors and officers. Gope S. Kundnani is considered an executive director by owning at least 10% of the Company’s stock. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company is committed to protecting the personal data shared by its clients and partners. The Company employs a combination of industry-standard security technologies, procedures, and organizational measures to safeguard personal data from unauthorized access, use, or disclosure. Employees receive extensive training to ensure the privacy and confidentiality of client information.

The Company’s Board of Directors possesses a foundational understanding of cybersecurity matters, reflecting the company’s ongoing commitment to safeguarding its financial technology infrastructure. While board members may not currently hold formal cybersecurity certifications such as CISSP or CISM, several directors have prior experience in managing technology-driven businesses where data security and regulatory compliance were integral to operations. The Board remains actively engaged in cybersecurity oversight through regular updates from senior management, including the Chief Technology Officer and other executives responsible for information security. These updates typically cover threat assessments, system vulnerabilities, incident response protocols, and regulatory developments. This communication ensures that the Board is informed of emerging risks and can provide appropriate strategic guidance in alignment with the Company’s overall risk management framework.

In its privacy policy, the Company outlines its data-sharing practices, stating that personal data is not sold or rented to third parties without permission. The company may disclose personal data in response to legal requirements or to establish or exercise its legal rights. Additionally, the Company may collect and share personal data to investigate, prevent, or take action regarding illegal activities, suspected fraud, or situations involving potential threats.

As a developer of regulatory-grade financial technology, the Company ensures that its cybersecurity measures align with relevant regulations and standards. The company’s subsidiaries, such as Alchemy Markets Ltd. and Alchemy Prime Limited, are regulated by financial authorities like the Malta Financial Services Authority (MFSA) and the UK’s Financial Conduct Authority (FCA), respectively. Compliance with these regulatory bodies necessitates adherence to stringent cybersecurity protocols to protect client data and maintain the integrity of financial operations.

While the Company implements robust cybersecurity measures, it acknowledges the inherent risks associated with cyber threats. Potential risks include unauthorized access, cyberattacks, and data breaches, which could lead to financial loss, reputational damage, and regulatory penalties. The company continuously assesses and enhances its cybersecurity framework to mitigate these risks and protect stakeholders’ interests. In summary, the Company prioritizes cybersecurity through comprehensive measures, regulatory compliance, and ongoing risk management to safeguard its operations and client data.

ITEM 2.	OPERATING LEASES

Current Operating Leases

Irvine Lease, California, USA (Company’s Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, the Company leased office space at Level 38/71 Eagle St, Brisbane City QLD 4000, Australia. This lease will continue on a month-to-month basis. ADS may terminate this Agreement by delivering to the lessor at least one (1) whole calendar month before the month in which ADS intends to terminate the lease. ADS is entitled to use the office and conference space if needed. The new rent payment or membership fee for the ADS Office is around $125 per month and is included as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in the Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months before the term ends in June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, ATECH has entered into a Sublease Agreement, for office premises located on the ground floor at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus. The sublease is between Aldeon Property Partners Ltd (the “Sublessor”) and AlchemyTech Ltd (the “Sublessee”), with FDCTech, Inc. acting as the Guarantor. The leased premises are designated strictly for office use, and any other usage is explicitly prohibited under the terms of the agreement. The lease term is for twenty-four (24) months, commencing on October 1, 2024, and expiring on September 30, 2026. The lease agreement includes an option to extend the tenancy for up to two additional two-year terms. The rent is subject to a 5% increase for each renewal period. Under the agreement, the Sublessee is obligated to pay a total rent of €192,000 over the lease term, which is payable in monthly installments of €8,000 (or $8,600) plus VAT. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leased office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta. As per the lease, this agreement shall continue on a month-to-month basis (any term after the term, also known as “Renewal Term”). The term and all subsequent renewal terms shall constitute the “Term.” AML may terminate this agreement by delivering to Regus Malta at least one (1) whole calendar month before the month in which AML intends to terminate this lease. AML is entitled to use the office and conference space if needed. The rent payment or membership fee for the AML Office is €1,659 per. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML has entered into a service agreement with Mindspace Ltd. for the use of office space and related services at Menachem Begin 11, Ramat Gan, Israel. The agreement provides access to designated office space, common areas, and various business services, including internet connectivity, printing, and conference room usage. The agreement operates on a monthly, automatically renewing basis with a total monthly fee of $4,500 (including VAT). Additionally, an advance deposit of $6,300 was paid as security for the Company’s obligations under the agreement. Under the terms of the agreement, Mindspace retains full discretion over space allocation and may relocate the Company to a different office within the premises with prior notice. AML does not have exclusive control over a specific office unit, and Mindspace provides shared services across its facilities. The agreement does not create a lease under ASC 842 – Leases and is accounted for as a service contract. As a result, payments under this agreement are classified as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located at Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V BAR. The lease is with Agop Tanielian and Hourig Mercedes Tanielian as landlords and the Company, through its subsidiary Alchemy Prime Limited, as the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or $12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month prior written notice is given. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

Rental expenses are included in General and Administrative costs.

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

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2024	$0.035	$0.0106	$0.0274	$0.001	$0.014	$0.000	$0.010	$0.000
2023	$0.024	$0.0074	$0.0157	$0.011	$0.014	$0.007	$0.046	$0.006

Our stock commenced trading in June 2020.

Holders

Globex Transfer, LLC, our transfer agent, indicates that as of December 31, 2024, we had 229 record holders of our Common Stock.

As of March 31, 2025, we had 422,584,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,361,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

Dividends

The Company did not declare any cash dividends for the December 31, 2024, fiscal year. The Company’s Board of Directors, composed of Mitchell Eaglstein, Imran Firoz, Jonathan Baumgart, and Gope S. Kundnani, has determined that it does not anticipate declaring or distributing cash dividends in the foreseeable future. The Board of Directors decides the declaration, payment, timing, and amount or number of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that the Company will pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

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

2.

Authorize our Board of Directors to amend our articles of incorporation by June 30, 2024, to execute a Reverse Stock Split of all outstanding common stock shares in a ratio between 1 for 10 and 1 for 50, as determined by the Board.

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

Since the Board and a majority of shareholders have approved, all necessary corporate actions have been authorized. We expect that each of the Corporate Actions will become effective on or about the 20th calendar day after the date on which this Information Statement and the accompanying notice are mailed to our stockholders. Our Board can cancel one or both Corporate Actions for any reason before their effective date.

As of December 31, 2024, the Company has a 2023 Stock Incentive Plan.

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

On February 10, 2022, the Board of Directors unanimously sanctioned the Corporate Actions. In accordance with Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and our bylaws, the Company opted to secure the written consent of a majority of its voting power to approve the actions outlined in the Information Statement. On February 10, 2022, the Approving Stockholders formally approved the Corporate Actions in writing. On February 10, 2022, the Approving Stockholders approved the Corporate Actions by written consent. The Approving Stockholders (common stock only) own 96,778,105 shares, representing 64.62% of the Company’s total issued and outstanding voting power.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years were reported previously as required in Quarterly Reports on Form 10-Q, 10-K, and reports on Form S1-A filed July 26, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

[Reserved].

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

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to forex, stocks, ETFs, commodities, digital assets, social/copy trading, and other high-growth fintech markets.

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

The Company is a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. The company provides a range of proprietary and third-party technology solutions, including its flagship Condor Trading Technology, which supports multi-asset trading, risk management, and pricing for forex, equities, commodities, and digital assets.

FDCTech follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms. Through its recent acquisitions, the company has expanded its global footprint in wealth management, brokerage, and financial advisory services.

Key subsidiaries include:

●	AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm managing over $530 million in client assets with a network of 28 financial advisors.

●	Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

●	Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

●	AlchemyTech Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

FDCTech continues to drive innovation by developing next-generation trading platforms, such as the Condor Pro Multi-Asset Trading Platform, and expanding its market reach. The company remains committed to leveraging proprietary technology and regulatory expertise to enhance operational efficiencies and client engagement across global financial markets.

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

Investment and Brokerage (Europe and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO and COO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as an agent and principal, and safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets. It is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Fiscal year ending December 31, 2024 (Audited)	Fiscal year ended December 31, 2023* (Audited)
Revenue, $	18,803,184	5,016,053
Cost of sales, $	8,802,990	1,146,029
Gross Profit (loss), $	10,000,194	6,507,042
Gross Margins	53.18%	77.15%

* The Company consolidated AML’s revenues from July 1, 2023, to December 31, 2023. The Company has consolidated APL’s revenue from December 1, 2023, to December 31, 2023.

Wealth Management Business

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is a 51% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and is regulated by multiple regulators in Australia. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management Revenue & Gross Margins:

	Fiscal year ending December 31, 2024 (Audited)	Fiscal year ending December 31, 2023 (Audited)
Revenue, $	6,498,404	5,927,424
Cost of sales, $	5,925,652	5,338,510
Gross Profit (loss), $	572,752	588,914
Gross Margins	8.81%	9.94%

Technology & Software Development Business

For the nine months ended December 31, 2024, and 2023, the Company had fourteen (14) and seventeen (17) licensing agreements for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the first quarter of the 2025 fiscal year.

IT, Sales & Marketing Service Provider (Cyprus)

On March 19, 2024, the Company established Alchemytech Ltd. (ATECH), a Cypriot company. ATECH provides the Company’s subsidiaries and affiliate companies with information technology, sales, and marketing services. The Company has mandated ATECH to develop, market, and distribute the Condor Pro Multi-Asset Trading Platform to qualified market participants, including brokers, professional traders, hedge funds, and other financial institutions.

Technology & Software Development Revenue & Gross Margins:

	Fiscal year ending December 31, 2024 (Audited)	Fiscal year ending December 31, 2023 (Audited)
Revenue, $	1,642,130	1,811,423
Cost of sales, $	173,708	22,503
Gross Profit (loss), $	1,468,422	1,788,920
Gross Margins	89.42%	98.76%

CIM Acquisition Termination

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company believes that this would cause further delays in the approval process. Our board has mandated the management team to concentrate on expanding and developing our core non-US forex business to maximize shareholder value.

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company shall pay the community bank a sum of $100,000 in six equal installments of $15,000 and one final payment of $10,000 from April 2024 to November 2024.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. For the fiscal year ending December 31, 2024, and 2023, the Company generated $26,943,718 and $12,754,900 in revenues, an increase of over 111.24%.

At December 31, 2024, the Company had a cash balance of $24,781,389 and an accumulated deficit of $2,563,620.

Financial Condition at December 31, 2024

On December 31, 2024, the accumulated deficit, cash balance, and working capital surplus were $2,563,620, $24,781,389, and $9,417,247, respectively.

Even though we believe that our cash balance is sufficient to fund our operations and growth, the Company plans to raise additional capital as disclosed in Subsequent Events. The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond the fiscal year 2024.

Financial Condition at December 31, 2023

On December 31, 2023, the accumulated deficit, cash balance, and working capital deficit were $2,643,647, $31,316,461, and $7,460,959, respectively.

On November 30, 2023, Kundnani purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 Common stock of the Company for $5.5 million. The Company has issued the Common Stock to Kundnani. The Company expects to receive funds by the end of April 2024.

RESULTS OF OPERATIONS

For the fiscal year ending December 31, 2024, compared to the fiscal year ending December 31, 2023

Revenues

The revenues generated for the fiscal year ending December 31, 2024, and 2023 were $26,943,718 and $12,754,900, respectively. The increase in revenue was mainly due to the consolidation of AML’s trading revenue as of June 30, 2023. During the fiscal year ending December 31, 2024, and 2023, the Company incurred a net profit and a net loss of $80,027 and $1,573,176, respectively. The decrease in net profit was mainly due to investment and brokerage business’s net profit from July 1, 2023, to December 31, 2023.

The total revenue breakdown for the fiscal year ending December 31, 2024, and 2023 is below:

	Fiscal year ending December 31, 2024 (Audited)	Fiscal year ending December 31, 2023 (Audited)
Technology & Software Development	$1,642,130	$1,811,423
Wealth Management	6,498,404	5,927,424
Investment and Brokerage*	18,803,184	5,016,053
Total, $	26,943,718	12,754,900

	Fiscal year ending December 31, 2024 (Audited)	Fiscal year ending December 31, 2023 (Audited)
Technology & Software Development	6.09%	14.20%
Wealth Management	24.127%	46.47%
Investment and Brokerage*	69.79%	39.33%
Total	100.00%	100.00%

*Trading Revenue

For the fiscal year ending December 31, 2024, and 2023, the Company had fourteen (14) and seventeen (17) active technology and software development customers.

General and administrative expenses

During the fiscal years ended December 31, 2024, and 2023, the Company incurred General and administrative expenses (“G and A”) of $11,191,357 and $2,943,913, respectively. The increase in G and A costs for the fiscal year ending December 31, 2023, was mainly due to the inclusion of G and A of AML, APL, and ATECH, for the full year for the period ending December 31, 2024, compared to inclusion of such expenses from the transaction date of AML (June 30, 2023), APL (November 30, 2023), and ATECH (March 19, 2024). The G and A expenses were 41.54% and 23.08% of the fiscal revenue for the fiscal year ending December 31, 2024, and 2023.

Sales & marketing expenses

The Company incurred $1,466,616 and $1,512,790 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2024, and 2023, respectively.

The sales, marketing, and advertising expenses represented 5.44% and 11.86% of the sales for the fiscal year ending December 31, 2024, and 2023, respectively.

Depreciation and Amortization expenses

The depreciation expenses for furniture and computers for the year ended December 31, 2024, and 2023, were $186,350 and $213,910.

Amortization expenses were $0 and $22,503 for the fiscal year ending December 31, 2024, and 2023, respectively, and the Company has included them in the Cost of sales expense.

Office Facility and Other Operating Leases

The rental expenses were $543,325 and $25,438 for the fiscal year ending December 31, 2024, and 2023. The increase in rental costs for the fiscal year ending December 31, 2024, was mainly due to the inclusion of rental of AML, APL, and ATECH, for the full year for the period ending December 31, 2024, compared to inclusion of such expenses from the transaction date of AML (June 30, 2023), APL (November 30, 2023), and ATECH (March 19, 2024).

Irvine Lease, California, USA (Company’s Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, the Company leased office space at Level 38/71 Eagle St, Brisbane City QLD 4000, Australia. This lease will continue on a month-to-month basis. ADS may terminate this Agreement by delivering to the lessor at least one (1) whole calendar month before the month in which ADS intends to terminate the lease. ADS is entitled to use the office and conference space if needed. The new rent payment or membership fee for the ADS Office is around $125 per month and is included as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in the Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months before the term ends in June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, ATECH has entered into a Sublease Agreement, for office premises located on the ground floor at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus. The sublease is between Aldeon Property Partners Ltd (the “Sublessor”) and AlchemyTech Ltd (the “Sublessee”), with FDCTech, Inc. acting as the Guarantor. The leased premises are designated strictly for office use, and any other usage is explicitly prohibited under the terms of the agreement. The lease term is for twenty-four (24) months, commencing on October 1, 2024, and expiring on September 30, 2026. The lease agreement includes an option to extend the tenancy for up to two additional two-year terms. The rent is subject to a 5% increase for each renewal period. Under the agreement, the Sublessee is obligated to pay a total rent of €192,000 over the lease term, which is payable in monthly installments of €8,000 (or $8,600) plus VAT. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leased office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta. As per the lease, this agreement shall continue on a month-to-month basis (any term after the term, also known as “Renewal Term”). The term and all subsequent renewal terms shall constitute the “Term.” AML may terminate this agreement by delivering to Regus Malta at least one (1) whole calendar month before the month in which AML intends to terminate this lease. AML is entitled to use the office and conference space if needed. The rent payment or membership fee for the AML Office is €1,659 per. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML has entered into a service agreement with Mindspace Ltd. for the use of office space and related services at Menachem Begin 11, Ramat Gan, Israel. The agreement provides access to designated office space, common areas, and various business services, including internet connectivity, printing, and conference room usage. The agreement operates on a monthly, automatically renewing basis with a total monthly fee of $4,500 (including VAT). Additionally, an advance deposit of $6,300 was paid as security for the Company’s obligations under the agreement. Under the terms of the agreement, Mindspace retains full discretion over space allocation and may relocate the Company to a different office within the premises with prior notice. AML does not have exclusive control over a specific office unit, and Mindspace provides shared services across its facilities. The agreement does not create a lease under ASC 842 – Leases and is accounted for as a service contract. As a result, payments under this agreement are classified as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located at Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V BAR. The lease is with Agop Tanielian and Hourig Mercedes Tanielian as landlords and the Company, through its subsidiary Alchemy Prime Limited, as the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or $12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month prior written notice is given. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

Rental expenses are included in General and Administrative costs.

Right-of-Use Assets and Lease Liabilities

The Company’s subsidiaries – APL and ATECH have entered into operating lease agreements for its facilities and equipment. The right-of-use asset (ROU) is measured at the present value of the lease payments over the lease term, adjusted for lease incentives, initial direct costs, and any lease payments made at or before the commencement date. As of December 31, 2024, the ROU is $711,928. Lease liabilities are measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate (10.00%) at the lease commencement date. The Operating Lease Liability was estimated to be $319,656 current and $392,273 noncurrent. The lease expense for the fiscal year ending December 31, 2024, consists of an operating lease expense of $543,325. This increase reflects the inclusion of all leases for the Company and its subsidiaries through December 31, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2024, and 2023, we had a cash balance of $24,781,389 and $31,316,461, respectively. At December 31, 2024, and 2023, the working capital surplus was $9,417,247 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the consolidation of AML and APL, resulting in an increase of current assets over current liabilities as of December 31, 2024.

We generate a substantial portion of our operating income outside the United States, and this income is indefinitely reinvested in foreign jurisdictions. Consequently, as outlined under “Cash and Cash Equivalent,” the majority of our cash and short-term investments are held by our foreign subsidiaries. At present, we do not intend to repatriate these funds and do not foresee a need to do so.

The company maintains multiple sources of liquidity, including cash flow from operations, potential capital raises, and strategic financing arrangements. FDCTech is actively managing its working capital to support ongoing business expansion, including the development of its Condor Trading Technology, regulatory compliance initiatives, and integration of newly acquired entities.

Key liquidity factors include:

●	Operating Cash Flow: The company continues to invest in technology infrastructure and operational efficiency to drive sustainable revenue growth.

●	Capital Expenditures: Investment in proprietary trading platforms and software development remains a priority.

●	Financing Activities: FDCTech has historically relied on equity offerings, debt instruments, and related-party financing to support its expansion. Future capital-raising efforts may be necessary to fund acquisitions and market expansion.

Management believes that existing cash reserves, coupled with expected revenue growth and potential financing opportunities, will provide adequate liquidity to meet operational and strategic needs. However, external market conditions, regulatory changes, and acquisition-related expenditures could impact future liquidity requirements.

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

Over the next 12 months, the Company will continue investing in sales, marketing, product development, and technology solutions to enhance customer service and expand its market presence. Capital expenditures are anticipated to rise to $1.000,000. This allocation will encompass working capital, software development, sales and marketing initiatives, as well as infrastructure enhancements, including the procurement of computers and servers.

The company expects that its existing cash reserves, cash equivalents, operational cash flows, and access to private equity and capital markets will be sufficient to fund operations for at least the next 12 months. These resources will support continued business operations, including debt obligations and significant capital expenditures. However, achieving sustainable revenue growth may require additional funding, and there is no guarantee that financing will be available on favorable terms.

If additional capital is needed, the company may seek to restructure or refinance existing debt, secure financing from financial institutions, or raise funds through private equity or debt issuance. FDCTech remains committed to expanding its operations while exploring strategic funding opportunities to support long-term growth.

Initial Seed Funding in 2016

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder. Effective June 1, 2017, we raised $98,000 through our common stock’s private placement to our officers, directors, friends, relatives, and business associates. Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were initially convertible into common stock at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share, with a maximum of 20,000,000 shares.

Going Public in 2019

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of $4,950. The Company closed its offering effective February 26, 2019.

PPP and SBA Funding in 2020

On May 01, 2020, the Company received proceeds of $50,632 from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

On January 27, 2022, the Company signed a promissory note (AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. The parties extended the AJB Note maturity date by another six months till January 23, 2023. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement.

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

GOING CONCERN CONSIDERATION

We have generated revenues of $26,943,718 for the fiscal year ending on December 31, 2023. As of December 31, 2024, and 2023, the Company had an accumulated deficit of $2,563,620 and $2,643,647. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal year ending December 31, 2024, and 2023 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

We have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K/A for the fiscal year ending December 31, 2023, filed with the SEC on October 15, 2024. We continuously evaluate our critical accounting estimates and judgments required by our policies and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards after enacting the JOBS Act until those standards apply to private companies. As an emerging growth company, we may delay adopting certain accounting standards until they apply to private companies.

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

Recent Accounting Pronouncements

The ASU amendments are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted ASC 606 - Revenue Recognition from January 1, 2019, and Amended ASU 2016-02, Leases (Topic 840) from January 1, 2020. The ASU is currently not expected to have a material impact on our consolidated financial statements. We believe the accounting policies described in Note 2 are critical to the judgments and estimates used to prepare our financial statements. As a result, we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in our 10-K for the fiscal year ending December 31, 2023, filed with the SEC on May 5, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers or individuals performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We intend to enhance this process by expanding our board upon the business closing, consulting with third-party professionals for complex accounting applications, considering additional staff with relevant experience and training to support current accounting professionals, and implementing more layers of reviews in the internal controls and financial reporting processes.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ending December 31, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	41	President/CEO/Director
Imran Firoz	52	CFO/Secretary/Director
Brian Platt	45	CTO
Jonathan Baumgart	41	Director
Gope S. Kundnani	67	Director

Directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meets, following the stockholders’ annual meeting, and the directors’ successors are elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

From January 2016 to date, Mr. Eaglstein has been the Company’s Founder, Chief Executive Officer, and Director. Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy, primarily focusing on enhancing shareholder value. Mr. Eaglstein oversees the Company’s infrastructure, manages capex deployment, and approves budgets. In May 2024, Mr. Eaglstein, CEO, was appointed as the CEO and COO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

Mr. Eaglstein has experience managing FX brokerage and FinTech software companies at an executive level. Further, Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert in various forex-related conferences and tradeshows.

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

Gope S. Kundnani, Director

On September 30, 2022, the Company appointed Gope S. Kundnani as the Director of the Company. Upon the appointment of Mr. Kundnani, the Company currently has four members on its Board of Directors. Mr. Kundnani is a seasoned entrepreneur with several decades of experience building successful businesses in the United States, the Middle East, and the United Kingdom. From May 2018 to the present, Mr. Kundnani was the founder and current Director of Alchemy Prime Markets, a financial brokerage services company regulated by the Financial Conduct Authority (FCA). From December 2018 to the present, Mr. Kundnani founded and is the Director of Blackthorn Finance Limited, an authorized payments financial services company regulated by the FCA. From February 1999 to the present, Mr. Kundnani has been a partner and CEO of Flexo Pack, a polyethylene product manufacturer with a global customer base. Mr. Kundnani holds an undergraduate business degree from Mulund College of Commerce, Mumbai, India.

Term of Office

All directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting, followed by the stockholders’ annual meeting, and until the directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of four (4) members, out of which one (1) director is independent.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by, or paid to our chief executive officer and our only other compensated executive officer serving in the previous completed fiscal year (collectively, the “Named Executives”):

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary (3) ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Mitch Eaglstein, CEO (1)	2024	180,000	-0-	211,500	-0-	-0-	-0-	-0-	391,500
	2023	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
Imran Firoz, CFO (2)	2024	180,000	-0-	211,500	-0-	-0-	-0-	-0-	391,500
	2023	180,000	-0-		-0-	-0-	-0-	-0-	180,000
Brian Platt, CTO (3)	2024	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2023	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Appointed CEO, President, and Director on January 21, 2016. The Company issued 30,000,000 common stock on January 21, 2016, and 2,600,000 preferred stock on March 24, 2017, at par value as the founder in consideration of services rendered to the Company.

(2) Appointed Chief Financial Officer, Secretary, and Director on January 21, 2016. The Company issued 5,310,000 common stocks on January 21, 2016, and 400,000 preferred stocks on March 24, 2017, at par value for services rendered to the Company.

(3) On March 15, 2016, the Company issued 500,000 restricted common shares to Platt for services valued at $25,000.

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying monthly compensation of $5,000 to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company will pay $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company will pay $15,000 monthly to its CEO and CFO.

Messrs. Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all such officers to employee status during the second quarter of 2021. The Company has not issued any bonuses or stock option awards to its officers. The Company intends to provide these incentives to meet specific sales criteria, which will be reviewed quarterly and annually.

On December 12, 2022, the Board of Directors issued 10,000,000 common stocks valued at $83,000 each to Eaglstein and Firoz for services rendered concerning the acquisition of AML Ltd and the integration of AD Advisory Services Pty Ltd.

On January 4, 2024, the Board of Directors issued 150,000 Series B Preferred Stock valued at $211,500 each to Eaglstein and Firoz for services rendered concerning the acquisition and integration of AML, APL, and ATECH.

Other Stock Option Grants and Compensations

We had no cash bonuses, stock options, non-equity incentive plans, or non-qualified deferred compensation outstanding equity awards as of the end of the fiscal period ending December 31, 2024, or through the date of filing this report.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

On January 4, 2024, the Board of Directors issued 50,000 Series B Preferred Stock valued at $70,500 to Kundnani for services rendered concerning the acquisition and integration of AML, APL, and ATECH.

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

Common Stock

The percentages below are calculated based on 390,584,729 shares of our common stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	30,768,105	7.88%
Imran Firoz	Common	24,310,000	6.22%
Brian Platt	Common	1,000,000	* %
Jonathan Baumgart	Common	645,000	* %
Gope S. Kundnani (2)	Common	200,000,000	51.21%
FRH Group Corporation (3)	Common	26,372,413	6.75%
Officers and Directors as a group (4 persons)	Common	255,178,105	65.60%

* Less than 1%

In the fiscal year ending December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders, in consideration of services rendered to the Company. Further, the Company agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders, in consideration of services rendered to the Company.

(1) The addresses for all officers and directors are 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

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

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	500,000	11.11%
Gope S. Kundnani (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

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

On November 30, 2023, the Company issued 2,500,000 Series A Preferred Stock to Kundnani, valued at $2,500,000. The Company will receive $2,500,000 in direct investment from Alchemy Prime Holdings Shareholder for Series A Preferred, valued at $1.00 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

Series B Preferred Stock

The percentages below are calculated based on 2,361,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
Alchemy Prime Holdings Ltd.	Series B Preferred	1,800,000	76.21%
Gope S. Kundnani	Series B Preferred	191,844	6.35%
Mitchell M. Eaglstein	Series B Preferred	150,000	6.35%
Imran Firoz	Series B Preferred	150,000	6.35%
FRH Group	Series B Preferred	50,000	2.12%
William B. Barnett	Series B Preferred	10,000	0.42%
Susan E. Eaglstein	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	97.04%

(6) The Series B Preferred Stock are non-dilutive and are not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 2,361,844 Series B Preferred Stock represent a 0.38% voting percentage on a fully diluted vote per share basis.

On November 30, 2023, the Company issued 1,800,000 Series B Preferred Stock to Kundnani, valued at $2,538,000 for the purchase of 49.90% of AML and 100% of APL.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Mitchell M. Eaglstein, CEO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Imran Firoz, CFO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

On March 4, 2024, the Company, based on the decision of its board of directors, approved the engagement of Fortune CPA Inc., Orange, California (“FCPA”) to serve as the Company’s independent registered public accounting firm, commencing March 4, 2024. On July 2, 2024, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, FCPA, effective as of July 2, 2024. FCPA was only retained by the Company for less than a year, and no reports were filed with the SEC. During the period that FCPA was the Company’s auditor through July 2, 2024, there were no disagreements with FCPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of FCPA, would have caused FCPA to refer to the matter in its reports on the Company’s financial statements for such periods.

On July 2, 2024, the Company, based on the decision of its board of directors, approved the engagement of Olayinka Oyebola & Co. (“Olayinka”) to serve as the Company’s independent registered public accounting firm, commencing July 2, 2024. Olayinka is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States and a member of the Canadian Public Accountability Board (CPAB) in Canada.

Audit Fees

For the fiscal year ending December 31, 2024, the Company paid $139,750 to Olayinka and $75,000 to FCPA. The fees include auditing our annual financial statements for the fiscal year ending December 31, 2023, and 2022 and reviewing Forms 10-Q for 2023 or services generally provided by the accountant concerning statutory and regulatory filings for the fiscal year.

For the fiscal year ending December 31, 2023, the Company paid $64,800 to BF Borgers and $15,000 to Bolko.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal year 2024, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such members must report any pre-approval to our Board of Directors at the next meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2024 for professional services rendered by Olayinka, FCPA, FHH, BF Borgers, or Bolko, for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2024 for professional services rendered by Olayinka, FCPA, FHH, BF Borgers, or Bolko for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no other fees or expenses in 2024 for any other products or professional services rendered by Olayinka, FCPA, FHH, BF Borgers, or Bolko, other than as described above.

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

FDCTECH, INC.

Date:	March 31, 2025	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:	March 31, 2025	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Imran Firoz

FDCTECH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FDCTECH, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTECH, INC (the ‘Company’) as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $2,563,620. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(PCAOB ID 5968)

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 31, 2025

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$24,781,389	$31,316,461
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $175,640, respectively	25,000	1,029,000
Prepaid expenses – current	156,335	403,191
Subscription receivable	8,200,000	8,200,000
Loan receivable	2,414,825	-
Total Current assets	35,577,549	40,948,652
Capitalized software, net	1,163,309	1,087,543
Investment through subsidiary	36,062	36,062
Accrued income	2,073,193	1,035,619
Acquired intangible assets	1,317,108	1,305,493
Related party guarantee	-	1,353,170
Tax receivable	167,907	177,206
Fair value of trading positions for the firm, profit	607,157	1,396,066
Right of use (lease)	711,928	39,683
Fixed assets, net	185,195	163,572
Total assets	$41,839,408	$47,543,066
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$229,316	$179,979
Line of credit	115,337	60,742
Accrued expenses, related party	519,500	534,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	5,661	20,652
Related party advances	1,011,388	793,339
Customer funds	18,600,990	30,220,270
Fair value of trading positions for the firm, loss	-	520,808
Operating lease liability, current	319,656	36,419
Other current liabilities	5,328,110	770,984
Total Current liabilities	26,479,958	33,487,693
Deferred tax liabilities	333,418	846,581
SBA loan – non-current	114,184	122,689
Operating lease liability, non-current	392,272	3,264
Accrued interest – non-current	70,493	33,062
Total liabilities	27,390,325	34,493,289
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 6,500,000 issued and outstanding, as of December 31, 2024, and December 31, 2023	450	650
Series B Preferred Stock, par value $0.0001, 3,500,000 shares authorized, 2,361,844 and 1,800,000 issued and outstanding, as of December 31, 2024, and December 31, 2023	236	180
Common stock, par value $0.0001, 500,000,000 shares authorized; 390,584,729 and 388,584,729 shares issued and outstanding, as of December 31, 2024, and December 31, 2023	39,058	38,858
Additional paid-in capital, Common Series A, Series B	17,009,409	15,389,569
Accumulated other comprehensive income	(53,270)	225,228
Accumulated deficit	(2,563,620)	(2,643,647)
Total FDCTech, Inc. stockholders’ equity (deficit)	14,432,263	13,010,838
Noncontrolling interest	16,820	38,939
Total liabilities and stockholders’ equity (deficit)	$41,839,408	$47,543,066

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2024	December 31, 2023
Revenues
Technology & software	1,642,130	1,811,423
Wealth management	6,498,404	5,927,424
Investment and Brokerage	18,803,184	5,016,053
Total revenue	$26,943,718	$12,754,900
Cost of sales
Technology & software	173,708	22,503
Wealth management	5,925,652	5,338,510
Investment and Brokerage	8,802,990	1,146,029
Total cost of sales	14,902,350	6,507,042
Gross Profit	$12,041,368	6,247,858
Operating expenses:
General and administrative	11,191,357	2,943,913
Sales and marketing	1,466,616	1,512,790
Depreciation	186,350	213,910
Total operating expenses	12,844,323	4,670,613
Operating loss	(802,955)	1,577,245)
Other income (expense):
Other interest expense	(638,483)	(6,848)
Other income (expense)	1,510,507	(2,570)
Total other income (expense)	872,024	(9,418)
Income (loss) before provision for income taxes	69,069	1,567,827
Provision for income taxes	-	-
Net income (loss)	$69,069	$1,567,827
Less: Net (income) loss attributable to noncontrolling interest	(10,958)	(5,349)
Net income attributable to FDCTech’s shareholders	80,027	1,573,176
Net loss per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding basic and diluted	389,877,880	329,492,915
Other comprehensive income (loss):
Change in foreign currency translation	$53,270	$207,684
Total other comprehensive income (loss)	53,270	207,684
Total comprehensive income (loss)	122,339	1,775,511
Comprehensive income (loss) attributable to noncontrolling interests	(43,178)	17,972
Comprehensive income (loss) attributable to FDCTech stockholders	$165,517	$1,757,539

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance, December 31, 2022	4,000,000	$400	211,275,550	$21,127	$5,725,530	$17,544	$(4,216,823)	$1,547,778
Common shares issued for financing cost at $0.0114 per share	-	-	5,309,179	531.0	59,994	-	-	60,525
Common shares issued for cash valued at $0.0048 per share	-	-	115,000,000	11,500	538,500	-	-	550,000
Common shares issued for services at $0.013 per share	-	-	2,000,000	200	25,800	-	-	26,000
Common shares issued for cash valued at $0.11 per share	-	-	50,000,000	5,000	5,495,000	-	-	5,500,000
Common shares issued for warrant settlement valued at $0.018 per share	-	-	5,000,000	500	89,500	-	-	90,000
Series A Preferred Stock issued for cash valued at $1.00 per share	2,500,000	250	-	-	2,499,750	-	-	2,500,000
Series B Preferred Stock issued for acquisition valued at $1.41 per share	1,800,000	180	-	-	2,537,820	-	-	2,538,000
Changes in APIC due to acquisition of APL & AML	-	-	-	-	(1,582,325)		-	1,510,906
Intercompany guarantee	-	-	-	-	-	-	-	-
Forex gain (loss) on consolidation	-	-	-	-	-	207,684	-	207,684
Net loss	-	-	-	-	-	-	1,573,176	1,573,176
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-		792,144	-	-	792,200
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	8,900
Change in APIC due to common control	-	-	-	-	798,996	-	-	798,996
FX gain (loss)	-	-	-	-	-	(278,498)	-	(278,498)
Net income (loss)	-	-	-	-	-	-	80,027	80,027
Balance, December 31, 2024	6,861,844	$686	390,584,729	$39,058	$17,009,409	$(53,270)	$(2,563,620)	$14,432,263

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2024	December 31, 2023
Net income (loss)	$80,027	$1,573,176
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	-	22,503
Depreciation	186,350	213,910
Common stock issued for services		26,000
Series B stock issued for services	792,200	-
Accounts receivable allowance	22,382	21,526
Subscription receivable	-	(8,000,000)
Fixed assets, net	(207,973)	(373,448)
Acquired intangible assets	(11,615)	(12,238)
Change in assets and liabilities:
Gross accounts receivable	981,618	(984,943)
Prepaid	246,856	(176,597)
OID Promissory Note	-	55,000
Loan receivable	(2,414,825)	9,219
Accounts payable	49,337	126,750
Other current liabilities	4,557,126	730,715
Accrued interest	37,431	18,359
Customer funds	(11,619,280)	30,220,270
Fair value of trading position, net	268,101	(875,258)
Operating lease	672,245	39,683
Deferred taxes	(513,163)	846,581
Related party guarantee	1,353,170	(1,353,170)
Tax receivable by subsidiaries	9,299	(177,206)
Accrued income	(1,037,574)	(1,035,619)
Right of use of assets (lease)	(672,245)	(39,683)
Accrued expenses, related party	(15,000)	105,000
Net cash used in operating activities	$(7,235,533)	$20,980,530
Investing Activities:
Capitalized software	(75,766)	(348,404)
Effect of exchange rates	(278,498)	207,684
Business acquisition seller’s note	-	350,000
Changes in paid-in capital	798,996	(1,582,325)
Purchase price of acquisitions	-	2,538,000
Net cash used in investing activities	$444,732	$1,164,955
Financing Activities:
Borrowing from (payments to) line of credit	54,595	13,373
Promissory Note	-	(550,000)
Net proceeds from CARES Act - paycheck protection program	(14,991)	(19,487)
Net proceeds from SBA loan	(8,505)	(8,505)
Related party advances	218,049	787,351
Stock issued for financing	-	150,525
Common stock issued for cash	20,000	6,050,000
Common stock issued at a discount	8,900	-
Series A for cash and cancelation	(200)	2,500,000
Noncontrolling interest	(22,119)	(17,110)
Net cash provided by financing activities	$255,729	$8,906,147
Net increase in cash	(6,535,072)	31,051,632
Cash at beginning of the period	31,316,461	264,829
Cash at end of the period	$24,781,389	$31,316,461
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for financing & warrant settlement	$-	150,525
Series B Preferred Stock for acquisition	$-	2,538,000

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

The Company is a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. The company provides a range of proprietary and third-party technology solutions, including its flagship Condor Trading Technology, which supports multi-asset trading, risk management, and pricing for forex, equities, commodities, and digital assets.

FDCTech follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms. Through its recent acquisitions, the company has expanded its global footprint in wealth management, brokerage, and financial advisory services.

Key subsidiaries include:

●	AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm managing over $530 million in client assets with a network of 28 financial advisors.

●	Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

●	Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

●	AlchemyTech Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

FDCTech continues to drive innovation by developing next-generation trading platforms, such as the Condor Pro Multi-Asset Trading Platform, and expanding its market reach. The company remains committed to leveraging proprietary technology and regulatory expertise to enhance operational efficiencies and client engagement across global financial markets.

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to – forex, stocks, ETFs, commodities, social/copy trading, and other high-growth fintech markets.

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

The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act requirement for the change of ownership, the company amended the Agreement in June 30, 2023. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

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

Mr. Gope S. Kundnani (“Kundnani”) is the sole controlling shareholder, holding one hundred percent (100%) shareholding in APHL.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company shall pay the community bank a sum of $100,000 in six equal installments of $15,000 and one final payment of $10,000 from April 2024 to November 2024.

AlchemyTech Ltd.

On March 19, 2024, the Company established Alchemytech Ltd. (ATECH), a Cypriot company. ATECH provides the Company’s subsidiaries and affiliate companies with information technology, sales, and marketing services.

(1)	Investment and Brokerage

Margin Brokerage (Europe) – Alchemy Markets Ltd.

AML is an investment firm regulated by the Malta Financial Services Authority (MFSA). The MFSA authorizes AML to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden.

During the third quarter of the fiscal year ending December 31, 2024, AML acquired approximately 2,631 clients from Next Markets, transferring €5.6 million in client equity. The newly acquired clients are primarily German retail investors trading Contracts for Difference (CFDs) and equities through the Gettex exchange. This acquisition marks the Company’s official entry into the German retail market.

AML acquired 35 clients from a Cypriot-based brokerage, transferring over $800,000 in client equity. Most of these clients are French, helping the Company establish its foothold in the French market.

AML has also secured authorization in terms of Article 6 of the Investment Services Act, Chapter 370 of the Laws of Malta, to offer equities and money market securities, enabling the Company to provide stocks and interest-yielding products. This authorization positions the Company to grow its asset base on deposits and expand its product portfolio.

AML’s consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $4,874,820 and $4,351,474, respectively. For the fiscal year ending December 31, 2023, the Company consolidated revenue of AML from December 1, 2023, to December 31, 2023, compared to the full year for fiscal 2024.

Margin Brokerage (UK) – Alchemy Prime Ltd.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as an agent and principal, safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets, and is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

APL’s consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $13,928,364 and $664,579, respectively. For the fiscal year ending December 31, 2023, the Company consolidated revenue of APL from December 1, 2023, to December 31, 2023, compared to the full year for fiscal 2024.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

(2)	Wealth Management – AD Advisory Services Pty Ltd.

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

ADS’ consolidated revenues for the fiscal year ending December 31, 2024, and 2023 were $6,498,404 and $5,927,424, respectively.

(3)	Technology & Software Development – Condor Trading Technology

The Company provides technology and software development for digital assets. In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to trading platforms (desktop, web, mobile), back office, and CRM and banking integration technology.

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

The Company’s Condor Pro Multi-Asset Trading Platform is a regulatory-grade trading platform targeted at day traders and retail investors. The industry characterized such platforms by their ease of use and helpful features, such as the simplified front-end (user interface/user experience), back-end (reporting system), news feeds, and charting system. The Condor Pro Multi-Asset Trading Platform includes risk management (dealing desk, alert system, margin calls, etc.), a pricing engine (best bid/ask), and connectivity to multiple liquidity providers or market makers. We have tailored the Condor Pro Multi-Asset Trading Platform to markets such as forex, stocks, commodities, digital assets, and other financial products.

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year ending December 31, 2019. The Company has also developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office. The Company’s upgraded Condor Back Office (Risk Management) meets various jurisdictions’ regulatory requirements. Condor Back Office meets the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation by the European Securities and Market Authority (ESMA) implemented across the European Union on January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2025.

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

The Company does not mine any digital assets or trade or act as a counterparty in digital assets in the United States. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including but not limited to obtaining a money service business or money transmitter license with the Financial Crimes Enforcement Network (FinCEN) and respective State’s money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer since the Company is not a broker-dealer, nor does it intend to become a broker-dealer. Customers sometimes compensate us in Bitcoin through our custodian, Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to cybersecurity audits conducted by the New York Department of Financial Services.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers a binding contract with the customer or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract. The material terms of customer contracts depend on the nature of services and solutions. Each contract is specific to the customer and clearly defines each party’s fee schedule, duties and responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

The Company has fourteen (14) licensing agreements for its Condor Pro Multi-Asset Trading Platform during the fiscal year ending December 31, 2024. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the fiscal year ending December 31, 2024, and 2023 were $1,642,130 and $1,811,423, respectively.

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

The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from the U.S. Small Business Administration (SBA) or the Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

2022 Promissory Note

On January 27, 2022, the Company issued a $550,000 promissory note to AJB Capital Investments, LLC, maturing on July 27, 2022, with a 10% coupon. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 shares of common stock at $0.07 per share and 1,000,000 three-year warrants at $0.30 each. The Warrants and the Shares, collectively known as the Incentive Fee, are issued upon execution of the agreement.

Related Party Investments from 2022 to 2024

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000 to Kundnani, considered a related party.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000 to Kundnani, considered a related party.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released $180,000 to increase cash on hand.

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

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Board of Directors

At present, the Company has four members of the Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the company’s executive directors and officers. Gope S. Kundnani is considered an executive director by owning at least 10% of the Company’s stock. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

Micthell M. Eaglstein and Imran Firoz have been Executive Directors of the Company since January 21, 2016.

On June 15, 2021, the Company appointed Jonathan Baumgart as the Director of the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On December 31, 2024, and 2023, the Company had $24,781,389 and $31,316,461 cash and cash equivalent held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable mainly represent amounts owed by four (4) technology customers. In some cases, the customer receivables are due immediately on demand; however, in most cases, the Company offers net 30 terms or n/30, where the payment is due in full 30 days after the invoice’s date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At December 31, 2024, and 2023, the Management determined that the allowance for doubtful accounts was $22,382 and $175,640, respectively. The fiscal year’s bad debt expense ended December 31, 2024, and 2023 was $0 and $51,653, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $1,466,616 and $1,512,790 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ending December 31, 2024, and 2023, respectively. The sales and marketing costs are mainly due to expenses related to investment and brokerage business. The sales, marketing, and advertising expenses represented 5.44% and 11.86% of the sales for the fiscal year ending December 31, 2024, and 2023, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementing guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward the complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, nonrefundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when it and the customer (parties) have approved the agreement and are committed to fulfilling their obligations. Each party can identify its rights, obligations, and payment terms; the contract has commercial substance. The Company will probably collect all of the consideration. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

The Company considers the change in scope, price, or both as contract modifications. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumed a contract modification by oral agreement or implied by the customer’s customary business practice when agreed in writing. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modification in various forms –partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in goods/services promised.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Since January 21, 2016 (Inception’), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based on the considerations outlined in an arrangement or contract with a customer.

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

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters a contract with a customer with an original term of one year and expects the customer to renew it for a second year, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the company first identifies the fixed consideration, including non-refundable upfront payment amounts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

To allocate the transaction price, the Company gives the amount that best represents the consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relatively standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services into the contract. The Company considers the “transfers” the promised goods or services when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when it can directly use and substantially obtain all the remaining benefits from an asset. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will provide more than one year into the future as a non-current liability.

According to the contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month as equal to the invoice amount.

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

For ADS, a contract is an agreement between ADS and a client that creates enforceable rights and obligations, encompassing advisory services, insurance product commissions, and other financial planning activities. Contracts may be written, oral, or implied by customary business practices and are identified when both parties approve the agreement; each party can identify rights regarding the goods or services to be transferred and establish payment terms, the contract has commercial substance, and collection of payment is probable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Brokerage

Alchemy Markets Ltd (AML) and Alchemy Prime Ltd (APL) offer trading services and solutions, specializing in OTC and exchange-traded markets in Europe. Malta Financial Services Authority (MFSA) regulates AML with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. The Financial Conduct Authority (FCA) regulates APL with authorized countries such as England, Scotland, Wales, and Northern Ireland.

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

We recognize Investment and Brokerage revenues through the principal model following the guidance outlined in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Trading Revenues. The Trading revenue is the Company’s largest source of revenue. Trading revenue comprises trading revenue from the retail OTC business and advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

We realize gains or losses when we liquidate customer transactions. We revalue unrealized gains or losses on trading positions at prevailing market rates at the date of the balance sheet. We include them in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. We record changes in net unrealized gains or losses in Trading Revenue on the Consolidated Statements of Operations and Comprehensive (Loss)//Income. We record Trading Revenue on a trade date basis.

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company serves as an agent for clearing trades and as a principal for fees paid to introducing brokers. The Company does not assume any market-making risk concerning customer trades in this business.

Net interest revenue consists primarily of the revenue generated by the Company’s cash and customer cash held at banks, as well as funds on deposit as collateral with the Company’s liquidity providers, less interest paid to the Company’s customers.

We record interest revenue and interest expense when they are earned and incurred, respectively.

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. As of December 31, 2024, most of the cash was held with non-FDIC financial institutions in Malta, the UK, and other countries. On December 31, 2024, and 2023, the Company had $24,781,389 and $31,316,461 cash and cash equivalent held at the financial institution.

Revenues

For the fiscal year ending December 31, 2024, and 2023, the Company generated $26,943,718 and $12,754,900 in revenues, an increase of over 111.24% from the previous year. It is comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

At December 31, 2024, the account receivable of $25,000 was mainly due to four (4) technology customers.

At December 31, 2024, and 2023, the Management determined that the allowance for doubtful accounts was $22,382 and $175,640, respectively. The bad debt expense for the fiscal years ending December 31, 2024, and 2023 was $0 and $51,653, respectively.

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

The SEC staff’s conclusions expressed during the deliberations in EITF 02-5 that common control exists between (or among) separate entities in the following situations: An individual or enterprise holds more than 50% of the voting ownership interest of each entity. A group of shareholders has over 50% voting ownership in each entity and a written agreement to vote the majority of shares together. Kundnani meets these criteria.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We have recognized Target’s assets and liabilities as their carrying amounts in the combined financial statements of the controlling party, the Company, immediately before the Acquisition. This approach does not necessitate a fair value adjustment or a recognition of goodwill that would typically follow a standard business combination. Therefore, we have recorded assets and liabilities at book value.

The transaction’s equity structure involves the issuance of Series B preferred convertible stock valued at $2,538,000, which is reflected in the Company’s equity.

The post-acquisition consolidation process eliminates any existing intercompany transactions or balances between the Company and Target(s). Although the initial recognition does not adjust assets and liabilities to fair value, the Company evaluates intangible assets in Target’s financial statements on December 31, 2023.

AML Purchase Price Allocation

AML’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents (1)	3,215,638
Prepaid	5,277
Financial Assets through profit and less (2)	1,070,795
Related party guarantee (3)	1,340,432
Accrued income	1,545,557
Tax receivable (4)	175,538
Capitalized software, net	295,391
Fixed assets (5)	2,391
Total assets:	$7,651,019
Liabilities:
Accounts Payable (6)	173,060
Financial liability at fair value through profit and loss (7)	515,906
Customer funds(8)	2,773,824
Deferred tax liabilities(9)	348,570
Total liabilities	$3,811,360
Net assets, (A)	3,839,660
Accumulated other comprehensive income (loss), (B)	53,605
Purchase Price, 833,621 Series B Preferred Stock valued at $1.41, (C)	1,175,406
Increase in APIC (A) – (B) – (C)	$2,610,648

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

APL Purchase Price Allocation

APL’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents, including cash at liquidity provider (1)	28,562,337
Fixed assets (2)	157,520
Prepaid	405,702
Total assets:	$29,125,559
Liabilities:
Deferred Tax(9)	430,142
Current liabilities - Creditors (10)	874,636
Customer funds (8)	26,239,126
Related party advances	2,500,619
Total liabilities	$30,044,523
Net assets (A)	(918,964)
Accumulated other comprehensive income (loss), (B)	(5,539)
Purchase Price, 966,379 Series B Preferred Stock valued at $1.41, (C)	1,362,594
Increase in APIC (A) – (B) – (C)	$(2,276,019)

(1)	We recognize cash and cash equivalents held by AML and APL and deposits in bank accounts and liquidity providers that can be accessed on demand or within 90 days.

(2)	Financial assets at fair values for AML through profit and loss are derivative contracts in favor of AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(3)	Guarantee provided by Alchemy BVI as a parent to AML for any shortfall in the net capital.

(4)	Estimated overpaid tax to Commissioner Tax Revenue, Malta.

(5)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of November 30, 2023. Historical cost includes expenditures directly attributable to the Acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(6)	Trade and other payables comprise obligations to pay for goods or services acquired from suppliers in the ordinary course of business. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

(7)	Financial liabilities at fair values for AML through profit and loss are derivative contracts against AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial liabilities at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

(8)	Customer net trading deposits funds placed with the Company by clients intended to trade FX, securities, or other investment activities.

(9)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of November 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized or the deferred tax liability is settled.

(10)	Short-term borrowings are primarily composed of lines of credit and short-term loans from financial institutions.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain and cannot capitalize on the R and D expenditure. The GAAP accounting standards require us to expend all research and development expenditures as incurred. For the fiscal year ending December 31, 2024, and 2023, the Company incurred $0 and $0, R and D costs. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

The Company is currently not involved in any other litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal year ending December 31, 2024, and 2023.

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

Amortization expenses were $0 and $22,503 for the fiscal year ending December 31, 2024, and 2023, respectively.

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing on the costs associated with the development. The R and D costs in the period ending September 30, 2022, were due to evaluating the technological feasibility costs of the Robo Advice Platform. The R and D costs in the period ending December 31, 2022, were due to evaluating the technological feasibility costs of the Condor Investing and Trading App. There were no R and D costs for the fiscal year ending December 31, 2024, and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2020, the conversion features of conventional FRH Group convertible notes dated February 22, 2016; May 16, 2016; November 17, 2016; and April 24, 2017 (See Note 8) provide for a rate of conversion where the conversion price is below the market value. As a result, the conversion feature on all FRH Group convertible notes has a beneficial conversion feature (“BCF”) to the extent of the price difference.

As the Company and FRH Group extended the maturity date of the four (4) tranches of convertible notes to June 30, 2021, Management analyzed the fair value of the BCF on these tranches. The Company noted that the value of the BCF for each note was insignificant; thus, it did not record debt discounts as of December 31, 2020.

For FRH Group’s convertible note dated April 24, 2017, the stock’s value at the issuance date was above the floor conversion price; this feature is characterized as a beneficial conversion feature (“BCF”). The Company records a BCF as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” As a result, the convertible debt is recorded net of the discount related to the BCF. As of December 31, 2017, the Company has amortized the discount of $97,996 to interest expense at the issuance date because the debt is convertible.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pund (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	December 31, 2024	December 31, 2023
USD: AUD	$1.6168	1.4680
USD: EUR	$0.9662	0.9155
USD: GBP	$0.7990	0.7895

Average exchange rate for the period:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024
USD: AUD	$1.5208	1.4965	1.4839	1.5137
USD: EUR	$0.9210	0.9289	0.9095	0.9379
USD: GBP	$0.7885	0.7926	0.7687	0.7809

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2024, and 2023, the Company had 389,877,880 and 329,492,915 weighted average basic and dilutive shares issued and outstanding, respectively.

During the period ending December 31, 2024, and 2023, common stock equivalents were dilutive due to net income. Hence, they are not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. At December 31, 2024, and 2023, the accumulated deficit was $2,563,620 and $2,643,647, respectively. At December 31, 2024, and 2023, the working capital surplus and the deficit were $9,417,247 and $7,460,959, respectively. The increase in the working capital surplus was mainly due to the acquisition of AML and APL, resulting in the increase of current assets over current liabilities as of December 31, 2024.

Since its inception till the fiscal year ending December 31, 2022, the Company had sustained recurring losses and negative cash flows from operations. During the fiscal year ending December 31, 2024, and 2023, the Company incurred a net profit of $80,027 and $1,573,176.

As of December 31, 2023, the Company had a cash balance of $24,781,389, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

While the Company has adequate liquidity to sustain its existing business activities, its strategic growth initiatives, particularly in the development of financial technologies, may require additional capital investment. To accelerate expansion and enhance its technological offerings, the Company may seek external financing through private equity, public markets, or credit facilities. However, the availability and terms of such financing cannot be guaranteed.

Management remains focused on strengthening the Company’s financial position by expanding its global customer base, increasing revenue from its diversified portfolio of technological solutions, and working toward positive cash flow. To support long-term growth, the Company also plans to invest in long-lived assets that will drive economic benefits beyond the fiscal year 2024. Additionally, Management may explore revolving loan agreements with financial institutions or other funding options, as needed, to complement its organic growth strategy.

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its customer base globally, it intends to acquire long-lived assets that will provide a future economic benefit beyond the fiscal year 2024.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the fiscal year ending December 31, 2024, and 2023, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2024, and 2023, the unamortized balance of capitalized software for the Company, including software of subsidiaries, was $1,163,309 and $1,087,543.

At December 31, 2024 and 2023, the unamortized balance of capitalized software for the Company, excluding software of subsidiaries, was $1,008,299 and $799,699.

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

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

In September 2022, the Company issued 30 million common stock for $300,000 to Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000 common stock, valued at $60,000. Mr. Kundnani is the director and owner of APL.

In January 2023, the Company sold 115,000,000 common shares to its director, Kundnani, for $550,000.

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

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024.

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

On January 4, 2024, the Company issued 150,000 Series B preferred stock to Imran Firoz, CFO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

NOTE 6. LINE OF CREDIT

Since June 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases at the close of business on December 31, 2024, and cash is drawn at 12% and 25%, respectively. Since October 2024, the Company obtained an additional unsecured revolving line of credit with no preset spending limit, which means the spending limit is flexible. The pay over time limit is $45,000.00. The credit line has an average purchase interest rate of 28% as of December 31, 2024.

As of December 31, 2024, the Company complies with the credit line’s terms and conditions. At December 31, 2024, and 2023, the outstanding balance was $115,337 and $60,742, respectively.

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

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of $50,632 from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”), receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note outstanding balance is $5,661 as of December 31, 2024.

SBA Loan

On May 22, 2020, the Company received hundred and forty-four thousand nine hundred and 00/100 Dollars ($144,900). The installment payments will include the principal and interest of $707 monthly and begin Twelve (12) months from the promissory note date. The principal and interest balance will be payable Thirty (30) years from the promissory Note date. Interest will accrue at 3.75% per annum and only on $144,900 funds advanced from May 22, 2020, the advance date. The SBA loan outstanding balance is $114,184 as of December 31, 2024.

AJB Note

On January 27, 2022, the Company signed a promissory note (AJB Note) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US $155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at $0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. The Company paid off the loan in February 2023.

On December 27, 2023, the Company redeemed the Warrants on the following terms:

i)	the Company shall pay $100,000 to the Purchaser concurrently with its execution and delivery of this letter agreement (this “Letter Agreement”);

ii)	the Company shall pay $100,000 to the Purchaser on or before January 26, 2024 (the “Second Repayment”); and

iii)	the Company shall issue to the Purchaser 5,000,000 restricted shares of the Company’s Common Stock (the “Shares”) on January 2, 2024 (the “Share Issuance”).

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Irvine Lease, California, USA (Company’s Headquarter)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month compared to the previous rent payment or membership fee for the New York Office of $890 per month as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, the Company leased office space at Level 38/71 Eagle St, Brisbane City QLD 4000, Australia. This lease will continue on a month-to-month basis. ADS may terminate this Agreement by delivering to the lessor at least one (1) whole calendar month before the month in which ADS intends to terminate the lease. ADS is entitled to use the office and conference space if needed. The new rent payment or membership fee for the ADS Office is around $125 per month and is included as the General and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased a bigger office space in the Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company leased office space for its CEO. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months before the term ends in June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, ATECH has entered into a Sublease Agreement, for office premises located on the ground floor at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus. The sublease is between Aldeon Property Partners Ltd (the “Sublessor”) and AlchemyTech Ltd (the “Sublessee”), with FDCTech, Inc. acting as the Guarantor. The leased premises are designated strictly for office use, and any other usage is explicitly prohibited under the terms of the agreement. The lease term is for twenty-four (24) months, commencing on October 1, 2024, and expiring on September 30, 2026. The lease agreement includes an option to extend the tenancy for up to two additional two-year terms. The rent is subject to a 5% increase for each renewal period. Under the agreement, the Sublessee is obligated to pay a total rent of €192,000 over the lease term, which is payable in monthly installments of €8,000 (or $8,600) plus VAT. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leased office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta. As per the lease, this agreement shall continue on a month-to-month basis (any term after the term, also known as “Renewal Term”). The term and all subsequent renewal terms shall constitute the “Term.” AML may terminate this agreement by delivering to Regus Malta at least one (1) whole calendar month before the month in which AML intends to terminate this lease. AML is entitled to use the office and conference space if needed. The rent payment or membership fee for the AML Office is €1,659 per. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML has entered into a service agreement with Mindspace Ltd. for the use of office space and related services at Menachem Begin 11, Ramat Gan, Israel. The agreement provides access to designated office space, common areas, and various business services, including internet connectivity, printing, and conference room usage. The agreement operates on a monthly, automatically renewing basis with a total monthly fee of $4,500 (including VAT). Additionally, an advance deposit of $6,300 was paid as security for the Company’s obligations under the agreement. Under the terms of the agreement, Mindspace retains full discretion over space allocation and may relocate the Company to a different office within the premises with prior notice. AML does not have exclusive control over a specific office unit, and Mindspace provides shared services across its facilities. The agreement does not create a lease under ASC 842 – Leases and is accounted for as a service contract. As a result, payments under this agreement are classified as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located at Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V BAR. The lease is with Agop Tanielian and Hourig Mercedes Tanielian as landlords and the Company, through its subsidiary Alchemy Prime Limited, as the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or $12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month prior written notice is given. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

Terminated Leases

Limassol, Cyprus Lease, Europe (Ecastica)

From October 2023 to January 2024, the Company leased office space in the Limassol District, Cyprus, for a specific purpose. This space was intended for our subsidiary, Alchemytech Ltd, to be established in Cyprus in March 2024. The monthly rent payment for this office was approximately $1,000, and the down payment for the lease was approximately $6,300. These expenses were included in the general and administrative expenses. The lease was terminated in August 2024.

Chelyabinsk, Russia

From February 2020, this agreement continues every year upon written request by the Company. The Company uses the office for sales and marketing in Europe and Asia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, from an unrelated party for an eleven (11) month term. The office’s rent payment is $500 per month, and the Company has included it in the General and administrative expenses. From March 2020, this agreement continues on a month-to-month basis until the Company, or the lessor, chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. Effective August 2022, the Company closed its offices in Russia and relocated its team to Turkey. In April 2023, we relocated our personnel to Kazakhstan.

Rental expenses are included in General and Administrative costs.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying a monthly compensation of $5,000 per month to its CEO and CFO, respectively, with increases each succeeding year should the agreement be approved annually. Effective October 1, 2020, the Company paid $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company paid $15,000 monthly to its CEO and CFO.

Accrued Interest

At December 31, 2024, and December 31, 2023, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $70,493 and $33,062, respectively.

Pending Litigation

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

Management is unaware of any other actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

From inception to date, the Company’s officers are paid as independent contractors; as a result, as of December 31, 2024, the Company believes payroll tax liabilities are not estimated. The Company’s federal taxes are compliant with the Internal Revenue Service regulations.

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

On February 10, 2022, the Board approved the Corporate Actions. To implement the actions, the Company opted to obtain written consent from a majority of its voting power, as per Sections 228 and 242 of the Delaware General Corporation Law (DGCL) and our bylaws. On February 10, 2022, the Approving Stockholders gave their approval. On February 10, 2022, the Approving Stockholders approved the Corporate Actions by written consent. The Approving Stockholders (common stock only) own 96,778,105 shares, representing 64.62% of the Company’s total issued and outstanding voting power.

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

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

As both the Board and the majority of shareholders have voted in favor, all necessary steps to authorize the Corporate Actions have been completed. We expect that each of the Corporate Actions will become effective on or about the 20th calendar day after the date on which this Information Statement and the accompanying notice are mailed to our stockholders. Our Board may abandon either or both Corporate Actions for any reason before their effective date.

As of December 31, 2024, and 2023, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of December 31, 2024, and December 31, 2023, the Company had 390,584,729 and 388,584,729, respectively, common shares issued and outstanding.

As of December 31, 2024, and 2023, the Company had 4,500,000 and 6,500,000 Series A Preferred stock issued and outstanding.

As of December 31, 2024, and 2023, the Company had 2,361,844 and 1,800,000 Series B Preferred Stock issued and outstanding.

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	500,000	11.11%
Gope S. Kundnani (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

(4)	Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and Felix R. Hong, respectively, as the founders, in consideration of services rendered to the Company. As of December 31, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

(5)	In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the Director of the Company. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

On November 30, 2023, the Company issued 2,500,000 Series A Preferred Stock to Kundnani, valued at $2,500,000. The Company will receive $2,500,000 in direct investment from Alchemy Prime Holdings Shareholder for Series A Preferred, valued at $1.00 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

Series B Preferred Stock

The percentages below are calculated based on 2,361,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
Alchemy Prime Holdings Ltd.	Series B Preferred	1,800,000	76.21%
Gope S. Kundnani	Series B Preferred	191,844	6.35%
Mitchell M. Eaglstein	Series B Preferred	150,000	6.35%
Imran Firoz	Series B Preferred	150,000	6.35%
FRH Group	Series B Preferred	50,000	2.12%
William B. Barnett	Series B Preferred	10,000	0.42%
Susan E. Eaglstein	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	97.04%

(6)	The Series B Preferred Stock are non-dilutive and are not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 2,361,844 Series B Preferred Stock represent a 0.38% voting percentage on a fully diluted vote per share basis.

On November 30, 2023, the Company issued 1,800,000 Series B Preferred Stock to Kundnani, valued at $2,538,000, for the purchase of 49.90% of AML and 100% of APL.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq., for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

Common Stock

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders, in consideration of services rendered to the Company.

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

NOTE 9. STOCKHOLDERS’ DEFICIT (continued)

Effective June 3, 2020, the Company issued 2,745,053 shares of common stock to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advisory to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement following a regular straight-line amortization schedule over the contract’s life, which is for twelve months—when Kingswood Capital Markets presumably will produce benefits for the Company. On August 25, 2020, the Company and Broker-Dealers terminated all obligations other than maintaining confidentiality, with no fees due by the Company to the Broker-Dealers. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

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

On June 02, 2021, the Company issued 1,750,000 restricted common shares for the Genesis Agreement to a consultant valued at $437,500. As the Genesis Agreement did not materialize, the Consultant returned the shares to the treasury.

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

On January 27, 2022, the Company entered into a promissory note agreement (AJB Note) with AJB Capital Investments, LLC (AJB Capital). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (AJB Warrants) priced at $0.30 as consideration fees for the AJB Note. The AJB Warrants and Shares, together called the ‘Incentive Fee,’ are issued when the agreement is signed. As of September 30, 2022, all AJB Warrants are out-of-money and not exercised.

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

On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB for the redemption of warrants valued at $90,000.

On May 9, 2024, the Company issued 2,000,000 shares for a cash value of $20,000.

NOTE 10. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) consists of foreign currency translation adjustments from those subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in AOCI by component for 2024 and 2023:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2022	$17,544
Other comprehensive income (loss), attributed to ADS	25,761
Other comprehensive income (loss), attributed to AML	208,618
Other comprehensive income (loss), attributed to APL	(26,695)
Total other comprehensive income (loss)	207,684
Balance as of December 31, 2023	$225,228
Other comprehensive income (loss), attributed to ADS	(65,755)
Other comprehensive income (loss), attributed to AML	126,865
Other comprehensive income (loss), attributed to APL	920
Other comprehensive income/(loss), ATECH	(8,760)
Total other comprehensive income/(loss)	53,270
Balance as of December 31, 2024	$278,498

NOTE 11. WARRANTS

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for the AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB Capital for the redemption of warrants valued at $90,000. In addition, the Company paid $100,000 to AJB Capital, with the remaining $100,000 to be paid on or before January 26, 2024.

NOTE 12. INCOME TAXES

Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions, namely Malta, the United Kingdom, and Australia. Significant judgments and estimates are required to determine the consolidated income tax expense. The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

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

The income tax provision for FDCTech as a standalone is summarized as follows:

Income Tax	Deferred Tax Assets/Liability
	December 31, 2024		December 31, 2023
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(675,339)	(141,821)	230,010	48,302
Stock/options issued for services	792,200	166,362	176,525	37,070
Depreciation and amortization	186,350	39,134	236,413	49,647
Tax income (loss)	303,211	63,674	642,948	135,019

Prior Year NOL (exclude effect of state tax)	(752,927)	(158,115)	(1,395,876)	(293,134)
Cumulative NOL	(449,716)	(94,440)	(752,928)	(158,115)

	December 31, 2024	December 31, 2023
Net operating loss carry forwards.	94,440	158,115
Stock/options issued for services	166,362	37,070
Depreciation and amortization	39,134	49,647
Valuation allowance	(299,936)	(244,832)
Total	-	-

Tax at statutory rate (21%)	(141,821)	48,302
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	141,821	(48,302
Total	-	-

In 2024 and 2023, the Company as a standalone, excluding its subsidiaries, had pre-tax income of $303,211 and $642,948, respectively. As of December 31, 2024, we had approximately $449,716 in net deferred tax assets (DTAs) expiring in 2037 for the federal and 2037 for the state. These DTAs include approximately $449,716 related to net operating loss carryforwards that can be used to offset taxable income for the fiscal year ending December 31, 2024, and future periods and reduce our income taxes payable in those future periods.

Note 12. Income Taxes (continued)

The benefit from certain state NOL carryforwards is unlikely to be realized. If we realize NOL carryforwards for the fiscal year ending December 31, 2024, our taxable pre-tax income of $303,211 will be a loss of $449,716. If our assumptions change and we determine that we will be able to realize these NOLs, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024, will be accounted for as follows: approximately $752,927 will be recognized as a reduction of income tax expense and $752,927 will be recorded as an increase in equity.

If we are unable to realize the benefits of NOL carry forwards, in recognition of this risk, we have provided a valuation allowance of $299,936 on the deferred tax assets related to these state NOL carryforwards.

For the years ended December 31, 2024, and 2023, the Company analyzed its ASC 740 position and had not identified any uncertain tax positions defined under ASC 740. Should such a position be identified in the future, and if the Company owes interest and penalties, these would be recognized as interest expenses and other expenses, respectively, in the consolidated financial statements.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The Company has submitted and received acceptance of the United States Federal return for 2023 and 2022. The Company was not subject to tax examination by authorities in the United States before 2016. The State Franchise Tax return for 2023 and 2022 has been submitted and accepted by the Delaware State Franchise Tax Board. Currently, the Company does not have any ongoing tax examinations.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

In January 2025, the Company announced the signing of a Letter of Intent (LOI) to acquire Alchemy Global Ltd. (“Alchemy Global”), a Seychelles-registered securities dealer authorized by the Financial Services Authority (FSA) under license number SD136. The acquisition is a strategic move aimed at establishing a significant presence in the Middle Eastern and Asian markets, with the deal expected to close by the third quarter of 2025, subject to customary closing conditions and regulatory approvals.

In January 2025, the Company issued 32,000,000 restricted common stock to three personnel who work at its subsidiaries for services valued at $35,200.

The Company had evaluated subsequent events through March 31, 2025, when these financial statements were available to be issued.

EXHIBIT INDEX

Exhibit	Item

3.1	Articles of Incorporation

3.2	Bylaws

19.1	FDCTech, Inc. Insider Trading Policy

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

