Form 10-Q
period 2025-03-31
FDCTECH, INC.
filed 2025-05-13
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on May 13, 2025, was 422,584,729.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend to and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$26,996,932	$24,781,389
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	41,320	25,000
Prepaid expenses – current	342,784	156,335
Subscription receivable	8,200,000	8,200,000
Loan receivable	3,860,923	2,414,825
Total Current assets	39,441,959	35,577,549
Capitalized software, net	1,217,543	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	2,323,509	2,073,193
Acquired intangible assets	1,342,016	1,317,108
Tax receivable	175,519	167,907
Fair value of trading positions for the firm, profit	524,625	607,157
Right of use (lease)	668,215	711,928
Fixed assets, net	120,938	185,195
Total assets	$45,850,386	$41,839,408
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$464,539	$229,316
Line of credit	225,800	115,337
Accrued expenses, related party	527,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	2,389	5,661
Related party advances	1,944,320	1,011,388
Customer funds	24,527,483	18,600,990
Fair value of trading positions for the firm, loss	60,632	-
Operating lease liability, current	363,370	319,656
Other current liabilities	893,681	5,328,110
Total Current liabilities	29,359,214	26,479,958
Deferred tax liabilities	348,532	333,418
SBA loan – non-current	112,057	114,184
Operating lease liability, non-current	304,845	392,272
Accrued interest – non-current	70,560	70,493
Total liabilities	30,195,208	27,390,325
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of March 31, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,500,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of March 31, 2025, and December 31, 2024	237	236

Common stock, par value $0.0001, 500,000,000 shares authorized; 422,584,729 and 390,584,729 shares issued and outstanding, as of March 31, 2025, and December 31, 2024	42,258	39,058
Additional paid-in capital, Common Series A, Series B	17,741,825	17,009,409
Accumulated other comprehensive income	140,137	(53,270)
Accumulated deficit	(2,283,928)	(2,563,620)
Total FDCTech, Inc. stockholders’ equity (deficit)	15,640,979	14,432,263
Noncontrolling interest	14,199	16,820
Total liabilities and stockholders’ equity (deficit)	$45,850,386	$41,839,408

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2025		March 31, 2024
Revenues
Technology & software		813,747	255,944
Wealth management		1,534,852	1,513,425
Brokerage (Trading)		7,763,769	4,606,966
Total revenue		$10,112,368	$6,376,335
Cost of sales
Technology & software		184,284	-
Wealth management		1,349,827	1,362,169
Brokerage (Trading)		3,394,633	2,672,065
Total cost of sales		4,928,744	4,034,234
Gross Profit		$5,183,624	2,342,101
Operating expenses:
General and administrative		4,520,014	2,299,134
Sales and marketing		276,204	46,925
Depreciation		57,746	40,288
Total operating expenses		4,853,964	2,386,347
Operating income (loss)		329,660	(44,246)
Other income (expense):
Other interest expense		50,369	53,766
Other income (expense)		(79,027)	823,925
Total other income (expense)		(28,658)	877,691
Income (loss) before provision for income taxes		301,002	833,445
Provision for income taxes		-	-
Net income (loss)		$301,002	$833,445)
Net loss per common share, basic and diluted	$		$0.00
Weighted average number of common shares outstanding basic and diluted		422,229,173	388,584,729
Other comprehensive income (loss):
Change in foreign currency translation		$(140,137)	$(242,516)
Total other comprehensive income (loss)		(140,137)	(242,516)
Total comprehensive income (loss)		160,865	590,929
Comprehensive income (loss) attributable to noncontrolling interests		(13,498)	(1,368)
Comprehensive income (loss) attributable to FDCTech stockholders		$174,363	$592,297

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock			Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’ Equity
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	(Deficit)
Three months ended March 31, 2024
Balance, December 31, 2023	8,300,000	$830		388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838

Series A Preferred canceled	(2,000,000)	(200)		-	-	-	-	-	(200)

Series B issuances at $1.41 per share	561,844	56		-	-	792,144	-	-	792,200

Change in APIC due to common control	-	-		-	-	623,626	-	-	623,626

FX gain (loss)	-	-		-	-	-	(242,516)	-	(242,516)
Net (income) loss attributable to noncontrolling interest	-	-		-	-	-	-	(4,705)	(4,705)
Net loss	-	-		-	-	-	-	833,445	833,445
Balance, March 31, 2024	6,861,844	$686		388,584,729	$38,858	$16,805,339	$(17,228)	$(1,814,907)	$15,012,688

Three months ended March 31, 2025

Balance, December 31, 2024	6,861,844	$686		390,584,729	$39,058	$17,009,409	$(53,270)	$(2,563,620)	$14,432,263

Common stock issued for services	-		-	32,000	3,200	32,000	-	-	35,200

Series B issuances at $1.41 per share	10,000	1		-	-	14,099	-	-	14,100

Change in APIC due to common control	-	-		-	-	686,317	-	-	686,317

FX gain (loss)	-	-		-	-	-	193,407	-	193,407
Net (income) loss attributable to noncontrolling interest	-	-		-	-	-	-	(21,310)	(21,310)
Net loss	-	-		-	-	-	-	301,002	301,002
Balance, March 31, 2025	6,871,844	$687		422,584,729	$42,258	$17,741,825	$140,137	$(2,283,928)	$15,640,979

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$301,002	$833,445
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	-	22,503
Depreciation	57,746	40,288
Common stock issued for services	49,299	-
Series B Preferred issued for services	1	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	6,511	(322,363)
Acquired intangible assets	(24,908)	(2,698)
Change in assets and liabilities:
Gross accounts receivable	(16,320)	97,618
Prepaid	(186,449)	9,783
Loan receivable	(1,446,098)	(339,883)
Accounts payable	235,223	(82,494)
Other current liabilities	(4,434,429)	(479,834)
Accrued interest	67	1,317
Customer funds	5,926,493	7,220,426
Fair value of trading position, net	143,164	(72,799)
Operating lease	(43,713)	(39,683)
Deferred taxes	15,114	(430,178)
Related party guarantee	-	16,931
Tax receivable by subsidiaries	(7,612)	2,217
Accrued income	(250,316)	54,522
Right of use of assets (lease)	43,713	39,683
Accrued expenses, related party	7,500	403,763
Net cash used in operating activities	$375,988	$7,787,146
Investing Activities:
Capitalized software	(54,234)	205,241
Effect of exchange rates	193,407	(242,516)
Changes in paid-in capital	686,317	623,626
Net cash used in investing activities	$825,490	$586,351
Financing Activities:
Borrowing from (payments to) line of credit	110,463	(59,227)
Net proceeds from cares act - paycheck protection program	(3,272)	(2,998)
Net proceeds from SBA loan	(2,127)	(2,126)
Related party advances	932,932	(677,693)
Series A Preferred cancelation	-	(200)
Noncontrolling interest	(23,931)	(2,591)
Net cash provided by financing activities	$1,014,065	$(744,835)
Net increase in cash	2,215,543	7,628,662
Cash at beginning of the period	24,781,389	31,316,461
Cash at end of the period	$26,996,932	$38,945,123
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Under Delaware laws, the founders incorporated the Company as Forex Development Corporation on January 21, 2016. On February 27, 2018, the Company changed its name to FDCTech, Inc. The name change reflects the Company’s commitment to expanding its products and services in the FX and financial markets for OTC brokers. The Company provides innovative and cost-efficient financial technology (‘fintech’) and business solutions to online OTC brokerages (“customers”).

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

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to forex, stocks, ETFs, commodities, social/copy trading, and other high-growth fintech markets.

Completed Acquisitions

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd, ACN 628 331 117, of Level 38, 71 Eagle Street, Brisbane, Queensland, Australia 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is 51% the owner of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

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

The Company will assume a business acquisition loan liability of $350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act’s requirement for a change of ownership, the company amended the Agreement as of June 30, 2023. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

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

Investment and Brokerage consolidated revenues for the three months ended March 31, 2025, and 2024 were $7,763,769 and $4,606,966, respectively.

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

Wealth Management consolidated revenues for the three months ended March 31, 2025, and 2024 were $1,534,852 and $1,513,425, respectively.

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

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year ending December 31, 2019. The Company has also developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office. The Company’s upgraded Condor Back Office (Risk Management) meets the regulatory requirements of various jurisdictions. Condor Back Office complies with the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation implemented by the European Securities and Markets Authority (ESMA) across the European Union as of January 3, 2018.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The Company does not hold any patents or trademarks on its proprietary technology solutions.

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the digital assets and blockchain space. The Company expects to generate additional revenue from its digital asset-related solutions. Such solutions include revenues from the development of a custom digital assets exchange platform for customers, the sale of the non-exclusive source code of the digital assets exchange platform to third parties, white-label fees of digital assets exchange platforms, and the sale of aggregated digital assets data price feed from various digital assets exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the digital assets exchange platform for its customers. The initial capital required to produce such technologies is provided by our customers, as the Company undertakes design-build software development projects for them. The Company develops these projects to meet the customer’s design criteria and performance requirements.

The Company does not mine any digital assets, trade, or act as a counterparty in digital assets within the United States. Consequently, the Company does not intend to register as a custodian with state or federal regulators, including, but not limited to, obtaining a money service business or money transmitter license from the Financial Crimes Enforcement Network (FinCEN) and respective states’ money transmission laws. The Company also does not need to register under the Securities Exchange Act of 1934, as amended, as a national securities exchange, an alternative trading system, or a broker-dealer, since the Company is not a broker-dealer and does not intend to become one. Customers sometimes compensate us in Bitcoin through our custodian, Gemini Trust Company, LLC (“Gemini”). Gemini is a licensed New York trust company that undergoes regular bank exams and is subject to cybersecurity audits conducted by the New York Department of Financial Services.

The Company secures and earns revenues by signing an agreement with its customers. The Company considers a signed agreement with its customers a binding contract with the customer or other similar documentation reflecting the terms and conditions under which the Company will provide products or services as persuasive evidence of an arrangement. Each agreement is tailored to the customer and clearly defines the fee schedule, duties, responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for a contract of this nature. The material terms of customer contracts depend on the nature of services and solutions. Each contract is tailored to the customer and clearly defines the fee schedule, duties, responsibilities, renewal and termination terms, confidentiality agreement, dispute resolution, and other clauses necessary for such a contract.

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of the fiscal year ending March 31, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the three months ended March 31, 2025, and 2024, were $813,747 and $255,944, respectively.

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

On November 30, 2023, Kundnani, a related party, purchased 2,500,000 shares of Series A Preferred stock of the Company for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 shares of the Company’s common stock for $5.5 million. The Company has issued the common stock to Kundnani. The Company expects to receive funds by the end of April 2024.

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

Description of Company’s Securities to be Registered

Effective September 03, 2021, the Company’s description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333- 221726), as initially filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company has made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

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

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could impact the reported amounts of assets and liabilities, as well as the related disclosures, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of March 31, 2025, and December 31, 2024, the Company had $26,996,932 and $24,781,389 in cash and cash equivalents held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represent the amount from four (4) technology customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 30 terms, where payment is due in full 30 days after the invoice date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the accounts receivable balances’ age, and economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

At March 31, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended March 31, 2025, and December 31, 2024, was $0 and $0, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $276,204 and $46,925 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to the increase in promotional marketing costs for the three months ended March 31, 2024.

The sales, marketing, and advertising expenses represented 2.73% and 0.74% of the sales for the three months ended March 31, 2025, and 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementing guidance on warranties, customer options, licensing, and other topics. The Company considers revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, non-refundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when the Company and the customer (‘parties’) have approved of the contract and are committed to performing their respective obligations. Each party can identify its rights, obligations, and payment terms; the contract has commercial substance. The Company will collect all of the considerations. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are net 30 days and, in some cases, due upon receipt of the invoice.

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

The Company’s standard performance obligations include the following:

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

We evaluate these services to determine if they are distinct, considering whether the Customer can benefit from the service on its own or with other readily available resources, and if the promise to transfer the service is separately identifiable from other promises in the contract.

The transaction price is the amount of consideration ADS expects to receive in exchange for transferring the promised goods or services to the Customer. These services include fixed fees, commissions from insurance products, and variable consideration for performance-based fees. ADS estimates the amount of variable consideration to which it will be entitled in a manner that reflects the likelihood and magnitude of a revenue reversal.

If a contract includes more than one performance obligation, ADS allocates the transaction price to each performance obligation based on its standalone selling price. When standalone selling prices are not directly observable, ADS estimates them using methods that may include cost-plus margin, market assessment, or residual approach, considering the Customer’s perceived value of each service.

ADS recognizes revenue when (or as) a performance obligation is satisfied, i.e., when the control of the promised good or service is transferred to the Customer. For ongoing services, revenue is recognized over time, reflecting the continuous transfer of services. For services performed at a specific point in time, revenue is recognized upon completion of the service. The pattern of revenue recognition is determined based on when the Customer obtains control of the promised good or service, which for advisory services is typically throughout the contract, and for transaction-based services (like insurance commissions or fees for specific planning activities), is at the point in time when the transaction is executed, or the service is rendered. If we receive payments before services, we defer and recognize them as revenue when we are satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Margin Brokerage Business

Alchemy Markets Ltd (Alchemy Malta) and Alchemy Prime Ltd (Alchemy UK) are providers of trading services and solutions specializing in over-the-counter (“OTC”) and exchange-traded markets for European markets. Malta Financial Services Authority (MFSA) regulates Alchemy Malta with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. The Financial Conduct Authority (FCA) regulates Alchemy UK in authorized countries, including England, Scotland, Wales, and Northern Ireland.

The Company operates its brokerage business in two segments: retail and institutional (“clients” or “customers”). Through its retail and institutional segment, the Company provides its customers (individuals) around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference (“CFDs”) on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products, as well as OTC options. The FCA defines a retail customer as a client who is not a professional or an eligible counterparty. A professional client is an entity that must be authorized or regulated to operate in the financial markets. According to the MFSA, a retail client is a client who is not a professional client or an eligible counterparty. A professional client possesses the knowledge, experience, and expertise to assess risks and make informed investment decisions.

We recognize Brokerage (Trading) revenue through the principal model following the guidance outlined in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Brokerage (Trading) Revenues. The Brokerage (Trading) revenue is the Company’s largest source of revenue. Brokerage (Trading) revenue comprises revenue from the retail OTC business and the advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

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

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company acts as an agent concerning clearing trades but is the principal on fees paid to introducing brokers. The Company does not assume any market-making risk related to customer trades in this business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On March 31, 2025, and December 31, 2024, the Company had $26,996,932 and $24,781,389 cash and cash equivalents held at the financial institution.

Revenues

For the three months ended March 31, 2024, the Company generated $10,112,368 and $6,376,335 in revenues, representing an increase of over 58.59% from the previous period. It is comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

Accounts Receivable

Accounts Receivable primarily represent the amount from four (4) technology customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 30 terms, where payment is due in full 30 days after the invoice date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, and economic conditions that may affect a customer’s ability to pay and the expected default frequency rates. Trade receivables are written off when they are considered uncollectible.

As of March 31, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended March 31, 2025, and December 31, 2024, was $0 and $0, respectively.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended March 31, 2025, and 2024, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of March 31, 2025, and December 31, 2024.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, exceeding 50%, that is likely to be realized upon ultimate settlement. The Company considers various factors when evaluating and estimating its tax positions and benefits, which necessitate periodic adjustments that may not accurately predict actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of its operations. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs

According to ASC 985-20, Software development costs, including expenses incurred to develop software sold, leased, or otherwise marketed, are capitalized after establishing technological feasibility, if significant. The Company amortizes the capitalized software development costs using the straight-line method over the estimated useful life of the application software. By the end of February 2016, the Company completed the technical feasibility of the Condor FX Back Office, Condor Pro Multi-Asset Trading Platform Version, and Condor Pricing Engine. The Company established the technical feasibility of the Digital Assets Web Trader Platform in February 2018. The Company completed the technical feasibility of the Condor Investing and Trading App in January 2021.

The Company estimates the useful life of the software to be three (3) years.

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing on the costs associated with the development. The R and D costs in the period ending September 30, 2022, were incurred in evaluating the technological feasibility of the Robo Advice Platform. The R and D costs in the period ending December 31, 2022, were incurred while evaluating the technological feasibility of the Condor Investing and Trading App. There were no R and D costs for the three months ending March 31, 2025, and 2024.

The Company capitalizes major costs incurred during the application development stage for internal-use software.

Convertible Debentures

The cash conversion guidance in ASC 470-20, Debt with Conversion and Other Options, is considered when evaluating the accounting for convertible debt instruments, including certain convertible preferred stock classified as a liability, to determine whether the conversion feature should be recognized as a separate component of equity. The cash conversion guidance applies to all convertible debt instruments that, upon conversion, may be settled entirely or partially in cash or other assets where the conversion option is not bifurcated and separately accounted for pursuant to ASC 815.

If the conversion features of conventional convertible debt provide a conversion rate below market value, this feature is characterized as a beneficial conversion feature (“BCF”). The Company records BCF as a debt discount in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. In such circumstances, the convertible debt is recorded net of the discount related to the Black-Scholes formula. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations into US dollars in accordance with ASC 830, “Foreign Currency Matters.” Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in the Company’s stockholders’ equity and noncontrolling interests. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Income, within “Other (income) expense, net”, in the year in which the change occurs.

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	March 31, 2025	December 31, 2024
USD: AUD	$1.6018	1.6168
USD: EUR	$0.9243	0.9662
USD: GBP	$0.7740	0.7990

Average exchange rate for the period:

Q1 2025
USD: AUD	$1.5939
USD: EUR	$0.9507
USD: GBP	$0.7944

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

Income Approach – The income approach utilizes estimated future cash flows or earnings, adjusted by a discount rate that reflects the time value of money and the risk of not achieving the cash flows, to derive a discounted present value.

Cost Approach – The cost approach uses the estimated cost to replace an asset, adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (the best) to Level 3 (the worst). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit, based on the sales, EBITDA, or net income of comparable companies.	Level 3 is an unobservable input. It may include the company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2025, and 2024, the Company had weighted 422,229,173 and 388,584,729 basic and dilutive shares issued and outstanding.

During the period ended March 31, 2025, common stock equivalents were dilutive due to net income. Hence, they were considered in the computation.

During the period ended March 31, 2024, common stock equivalents were dilutive due to net income. Hence, they were considered in the computation.

Reclassifications

We have reclassified certain amounts from the prior period to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process; an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method, applying it to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported in accordance with legacy GAAP. Refer to Note 2, Revenue from Major Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At March 31, 2025, and December 31, 2024, the accumulated deficit was $2,283,928 and $2,563,620, respectively. At March 31, 2025, and December 31, 2024, the working capital surplus was $10,082,745 and $9,417,247, respectively.

Since its inception till the fiscal year ending December 31, 2022, the Company had sustained recurring losses and negative cash flows from operations. During the three months ended March 31, 2025, and 2024, the Company incurred net profits of $301,002 and $833,445, respectively.

As of March 31, 2025, the Company had a cash balance of $26,996,932, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

Management remains focused on strengthening the company’s financial position by expanding its global customer base, increasing revenue from its diversified portfolio of technological solutions, and working toward achieving a positive cash flow. To support long-term growth, the Company also plans to invest in long-lived assets that will drive economic benefits beyond the fiscal year 2025. Additionally, Management may explore revolving loan agreements with financial institutions or other funding options, as needed, to complement its organic growth strategy.

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its global customer base, it intends to acquire long-lived assets that will provide future economic benefits beyond fiscal year 2025.

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2025, and 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At March 31, 2025, and December 31, 2024, the unamortized balance of capitalized software for the Company, including software of subsidiaries, was $1,217,543 and $1,163,309.

The Company has estimated aggregate amortization expense for each of the five succeeding fiscal years, based on the estimated lifespan of the software asset of three years.

NOTE 5. RELATED PARTY TRANSACTIONS

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances; however, in no event will the conversion price be less than $0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at $0.05 per share, a cumulative cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the Company’s CEO and director.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for issuing 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

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

In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Kundnani, the Company’s director. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

On September 30, 2023, the Company signed a definitive agreement with Alchemy Group, pursuant to which the Company acquired 100% of Alchemy Markets DMCC (Alchemy UAE), 100% of APL, and 49.90% of AML. The Company terminated the acquisition of Alchemy UAE in October 2023.

On November 30, 2023, the Company purchased 499 shares of Alchemy Markets Holdings Ltd. (Alchemy BVI) from Alchemy Prime Holdings Ltd. (APHL) in exchange for 833,621 shares of Series B Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Preferred stock to APHL. Kundnani, a related party, is the sole shareholder of APHL, a related party. As a result, the Company now owns one hundred percent (100.00%) of AML, an operating entity of Alchemy BVI.

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

Kundnani, a related party, purchased 50,000,000 shares of the Company’s common stock for $5.5 million. FDCTech has issued the Common stock to Kundnani.

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

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for services valued at $1.41 per share.

NOTE 6. LINE OF CREDIT

Since June 2016, the Company has obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases, effective as of the close of business on December 31, 2024. The interest rates for cash drawn are 12% and 25%, respectively. Since October 2024, the Company has obtained an additional unsecured revolving line of credit with a flexible spending limit, meaning there is no preset spending limit. The overtime pay limit is $45,000.00. The credit line has an average purchase interest rate of 28% as of March 31, 2025.

As of March 31, 2025, the Company is in compliance with the credit line’s terms and conditions. As of March 31, 2025, and December 31, 2024, the outstanding balances were $225,800 and $115,337, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”) and receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The outstanding balance of the PPP loan, including accrued interest at 1.00%, is approximately $2,389 as of March 31, 2025.

SBA Loan

On May 22, 2020, the Company received $144,900. The installment payments will include both principal and interest of $707 per month and begin twelve (12) months from the date of the promissory note. The principal and interest balance will be payable thirty (30) years from the date of the promissory note. Interest will accrue at 3.75% per annum and only on funds advanced from May 22, 2020, the advance date, in the amount of $144,900. The outstanding balance of the SBA loan, including accrued interest, is $112,057 as of March 31, 2025.

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

Economic Injury Disaster Loan (EIDL)

The Small Business Administration offers the Economic Injury Disaster Loan program. The CARES Act modified the program to offer an emergency grant of up to $10,000 per business, which is forgivable, similar to the PPP Loan. The Company doesn’t have to repay the grant. On May 14, 2020, the Company received $4,000 in EIDL grants. The Company has recorded it as other income since the EIDL grant is forgivable.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Irvine, California, USA (Company’s Headquarters)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month , compared to the previous rent payment or membership fee for the New York Office of $890 per month, which covers general and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, the Company has leased office space at Level 38, 71 Eagle Street, Brisbane City, QLD 4000, Australia. This lease will continue on a month-to-month basis. ADS may terminate this Agreement by delivering to the lessor at least one (1) whole calendar month before the month in which ADS intends to terminate the lease. ADS is entitled to use the office and conference space if needed. The new rent payment or membership fee for the ADS Office is approximately $125 per month and is included as a general and administrative expense. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased a larger office space in the Limassol District, Cyprus, from an unrelated party for a one-year term. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased office space for its Chief Executive Officer. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months prior to the term’s end of June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, ATECH has entered into a Sublease Agreement for office premises located on the ground floor at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus. The sublease is between Aldeon Property Partners Ltd (the “Sublessor”) and AlchemyTech Ltd (the “Sublessee”), with FDCTech, Inc. acting as the Guarantor. The leased premises are designated strictly for office use, and any other usage is explicitly prohibited under the terms of the agreement. The lease term is for twenty-four (24) months, commencing on October 1, 2024, and expiring on September 30, 2026. The lease agreement includes an option to extend the tenancy for up to two additional two-year terms. The rent is subject to a 5% increase for each renewal period. Under the agreement, the Sublessee is obligated to pay a total rent of €192,000 over the lease term, payable in monthly installments of €8,000 (or approximately $8,600) plus VAT. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML has entered into a service agreement with Mindspace Ltd. for the use of office space and related services at Menachem Begin 11, Ramat Gan, Israel. The agreement provides access to designated office space, common areas, and various business services, including internet connectivity, printing, and access to conference rooms. The agreement operates on a monthly, automatically renewing basis with a total monthly fee of $4,500 (including VAT). Additionally, an advance deposit of $6,300 was paid as security for the Company’s obligations under the agreement. Under the terms of the agreement, Mindspace retains full discretion over space allocation and may relocate the Company to a different office within the premises, provided that it gives prior notice. AML does not have exclusive control over a specific office unit, and Mindspace provides shared services across its facilities. The agreement does not create a lease under ASC 842 – Leases and is accounted for as a service contract. As a result, payments under this agreement are classified as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located on the fifth floor at 142 Central Street, Clerkenwell, London, EC1V BAR. The lease is held by Agop Tanielian and Hourig Mercedes Tanielian as landlords, and the Company, through its subsidiary Alchemy Prime Limited, is the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or $12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month written notice is given prior. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company will pay its CEO and CFO a monthly compensation of $5,000, with increases each succeeding year, should the agreement be approved annually. Effective October 1, 2020, the Company is expensing $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company is expensing $15,000 monthly to its CEO and CFO.

Accrued Interest

At March 31, 2025, and December 31, 2024, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $70,560 and $70,493, respectively.

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

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As a result, as of March 31, 2025, the Company believes that its payroll tax liabilities are not yet estimated. The Company’s federal taxes are acceptable to Internal Revenue Services.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Delaware to change the authorized shares. As per the Amendment, the Company shall have the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

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

As of March 31, 2025, and December 31, 2024, the Company had 422,584,729 and 390,584,729 common shares issued and outstanding, respectively.

As of March 31, 2025, and December 31, 2024, the Company had 4,500,000 and 4,500,000 Series A Preferred stock issued and outstanding.

As of March 31, 2025, and December 31, 2024, the Company had 2,371,844 and 2,361,844 Series B Preferred Stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year ending December 31, 2024.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Series A Preferred	500,000	11.11%
Gope S. Kundnani (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

(4)	Series A Preferred stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action. On December 12, 2016, the Board agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and Felix R. Hong, respectively, as the founders, in consideration of services rendered to the Company. As of December 31, 2022, the Company had 4,000,000 preferred shares issued and outstanding.

(5)	In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares to Gope S. Kundnani, the company’s director. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

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

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ending March 31, 2025.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
Alchemy Prime Holdings Ltd.	Series B Preferred	1,800,000	75.89%
Gope S. Kundnani	Series B Preferred	191,844	8.09%
Mitchell M. Eaglstein	Series B Preferred	150,000	6.32%
Imran Firoz	Series B Preferred	150,000	6.32%
FRH Group	Series B Preferred	50,000	2.11%
William B. Barnett	Series B Preferred	10,000	0.42%
Susan E. Eaglstein	Series B Preferred	10,000	0.42%
Nick G. Kundnani	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	96.63%

(6)	The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 2,361,844 Series B Preferred Stock represents a 0.38% voting percentage on a fully diluted vote per share basis.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq., for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for cash valued at $1.41 per share.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Effective June 3, 2020, the Company issued 2,745,053 shares of common stock to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) at $0.25 per share for a total value of $686,263. The Broker-Dealer is retained to provide general financial advice to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement, following a regular straight-line amortization schedule over the contract’s life, which is twelve months, during which Kingswood Capital Markets is expected to produce benefits for the Company. On August 25, 2020, the Company and the Broker-Dealers terminated all obligations, except for maintaining confidentiality, with no fees due by the Company to the Broker-Dealers. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

On October 1, 2020, the Company issued 250,000 restricted common shares to a digital marketing consultant valued at $30,000. The Company issued the securities with a restrictive legend.

On January 31, 2021, the Company issued 2,300,000 restricted common shares in exchange for professional services to two consultants, valued at $621,000.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

On May 19, 2021, the Company issued 1,750,000 restricted common shares in exchange for professional services to a consultant, valued at $350,000.

On June 2, 2021, the Company issued 1,750,000 restricted common shares under the Genesis Agreement to a consultant, valued at $437,500. As the Genesis Agreement did not materialize, the Consultant returned the shares to the treasury.

On June 15, 2021, the Company issued 100,000 restricted common shares to a board member for services to a consultant valued at $21,000.

On July 6, 2021, the Company issued 100,000 restricted common shares to a board member in exchange for services rendered by a consultant, valued at $22,000.

On July 20, 2021, the Company issued 545,852 restricted common shares in exchange for professional services to a consultant, valued at $98,253.

On October 04, 2021, the Company filed a prospectus related to the resale of shares to White Lion and AD Securities America, LLC. The Company issued 2,000,000 shares to AD Securities America, LLC for $200,000. The Company has not received the cash as of the date of the report. The Company issued 670,000 registered shares to White Lion as consideration shares valued at $80,400.

On October 5, 2021, the Company issued 1,500,000 restricted common shares in exchange for professional services to a consultant, valued at $164,250.

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

On January 4, 2022, the Company issued 1,500,000 restricted common shares in exchange for professional services to a consultant, valued at $93,750.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

On July 31, 2022, the Company issued 250,000 restricted common shares in exchange for professional services to a consultant, valued at $9,475.

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

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB as compensation for consideration shares related to the AJB Note, valued at $60,525.

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

On November 30, 2023, the Company issued 50,000,000 restricted shares for cash valued at $5,500,000 to Kundnani. Kundnani, a director and controlling shareholder of the Company, is an officer and controlling shareholder.

On December 27, 2023, the Company issued 5,000,000 restricted common shares to AJB in exchange for redeeming warrants valued at $90,000.

On May 9, 2024, the Company issued 2,000,000 shares for a cash value of $20,000.

On January 1, 2025, the Company issued 32,000,000 shares to various employees of its subsidiaries valued at 35,200.

NOTE 10. WARRANTS

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at $0.30 as consideration fees for the AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB Capital to redeem warrants valued at $90,000. Additionally, the Company paid $100,000 to AJB Capital, with the remaining $100,000 paid in January 2024.

NOTE 11. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) comprises foreign currency translation adjustments from subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in AOCI by component for the three months ending March 31, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	6,810
Other comprehensive income/(loss), AML	(230,864)
Other comprehensive income/(loss), APL	(18,462)
Total other comprehensive income/(loss)	(242,516)
Balance as of March 31, 2024	$(17,288)
Balance as of December 31, 2024	$278,498
Other comprehensive income/(loss), ADS	(71,036)
Other comprehensive income/(loss), AML	(95,752)
Other comprehensive income/(loss), APL	35,782
Other comprehensive income/(loss), ATECH	(9,131)
Total other comprehensive income/(loss)	(140,137)
Balance as of March 31, 2025	$138,361

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 13. SUBSEQUENT EVENTS

On April 3, 2025, the board of directors of FDCTech, Inc. (the “Company”) approved the dismissal of Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm due to recent changes in Olayinka’s status by OTC Markets Group as a Prohibited Service Provider.

On April 3, 2025, the Company, based on the decision of its board of directors, approved the engagement of Lao Professionals (“LAO”) to serve as the Company’s independent registered public accounting firm, commencing April 3, 2025. LAO is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States.

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that no events would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward looking statements include, but are not limited to, financial and operational information, the volatility of our stock price, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions . The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

From December 2021 onwards, the Company has been growing through its acquisition strategy, specializing in the purchase and integration of small to mid-sized legacy financial services companies. The Company intends to build a diversified global software-driven financial services company. The Company continues to acquire, integrate, transform, and scale legacy financial service companies. The Company replaces conventional legacy software infrastructure of target companies with its proprietary, regulatory-grade Condor trading technologies, aiming to enhance the end-user experience, increase client retention, and achieve cost synergies.

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

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

Investment and Brokerage (Europe and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the Malta Financial Services Authority (MFSA), receive and transmit orders for retail and professional clients, hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized countries to do business include Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO and COO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as an agent and principal, and safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets. It is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Three months ended March 31, 2025 (Unaudited)	Three months ended March 31, 2024 (Unaudited)
Revenue	$7,763,769	4,606,966
Cost of sales	$3,394,633	2,672,065
Gross Profit (loss)	$4,369,136	1,934,901
Gross Margins	56.28%	42.00%

Wealth Management Business

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd, ACN 628 331 117, of Level 38, 71 Eagle Street, Brisbane, Queensland, Australia 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired 51% of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. ADFP owns one hundred percent (100%) equity interest in AD Advisory Services Pty Ltd (“ADS”). As a result, the Company is a 51% owner of ADS. Our wealth management business, AD Advisory Services (ADS), is subject to enhanced regulatory scrutiny and is regulated by multiple Australian regulators. The Australian Securities and Investments Commission (ASIC) administers a licensing regime for financial services providers. ADS holds an Australian Financial Services License (AFSL) and meets various compliance, conduct, and disclosure obligations.

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 advisors and $530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners various licensing, compliance, and education solutions to meet the specific needs of their practice.

Wealth Management Revenue & Gross Margins:

	Three months ended March 31, 2025 (Unaudited)	Three months ended March 31, 2024 (Unaudited)
Revenue	$1,534,852	1,513,425
Cost of sales	$1,349,827	1,362,169
Gross profit (loss)	$185,025	151,256
Gross margins	12.05%	9.99%

Technology & Software Development Business

For the three months ended March 31, 2025, and 2024, the Company had seven and nine licensing agreements, respectively, for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The Company is developing the Condor Investing & Trading App, a simplified trading platform designed for traders with varying levels of experience in trading stocks, ETFs, and other financial markets, accessible from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the 2025 fiscal year.

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

Technology & Software Development Revenue & Gross Margins:

	Three months ended March 31, 2025 (Unaudited)	Three months ended March 31, 2024 (Unaudited)
Revenue	$813,747	255,944
Cost of sales	$184,284	-
Gross profit (loss)	$629,463	255,944
Gross Margins	77.35%	100.00%

CIM Acquisition Termination

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company believed that this would cause further delays in the approval process. Our board has mandated that the management team focus on expanding and developing our core non-US foreign exchange business to maximize shareholder value.

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company paid the community bank a sum of $100,000 in six equal installments of $15,000, plus one final payment of $10,000, from April 2024 to November 2024.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the three months ended March 31, 2025, and 2024, the Company generated $10,112,368 and $6,376,335 in revenues, an increase of over 58.59%.

At March 31, 2025, the Company had a cash balance of $26,996,932 and an accumulated deficit of $2,283,928.

At December 31, 2024, the Company had a cash balance of $24,781,389 and an accumulated deficit of $2,563,620.

Financial Condition as of March 31, 2025

On March 31, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,283,928, $26,996,932, and $10,082,745, respectively.

Financial Condition at December 31, 2024

As of December 31, 2024, the accumulated deficit, cash balance, and working capital surplus were $2,563,620, $24,781,389, and $ 9,417,769, respectively.

Although we believe our cash balance is sufficient to fund our operations and growth, the Company plans to raise additional capital, as disclosed in Subsequent Events. The Company intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. As the Company increases its global customer base, it intends to acquire long-lived assets that will provide future economic benefits beyond fiscal 2025.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025, compared with Three Months Ended March 31, 2024

The consolidated revenues for the three months ended March 31, 2025, and 2024 were $10,112,368 and $6,376,335, respectively. During the three months ended March 31, 2025, and 2024, the Company reported net income of $301,002 and $833,445, respectively.

The total revenue breakdown for the three months ended March 31, 2025, and 2024 is below:

Three Months Ended	March 31, 2025	March 31, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	8.05%	4.01%
Wealth Management	15.18%	23.74%
Brokerage	76.77%	72.25%
Total	100.00%	100.00%

During the three months ended March 31, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $4,520,014 and $2,299,134, respectively (excluding amortization expenses). The increase in G&A for the three months ended March 31, 2025, is due to the inclusion of general and administrative costs of all subsidiaries. The G&A costs were 44.70% and 36.06% of the revenue for the three months ended March 31, 2025, and 2024, respectively.

The rental expense was $61,150 and $49,162 for the three months ended March 31, 2025, and 2024, respectively.

The Company incurred $276,204 and $46,925 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2025, and 2024. The sales and marketing costs mainly included travel costs for trade shows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 2.73% and 0.74% of the sales for the fiscal year ending March 31, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, and December 31, 2024, we had cash balances of $26,996,932 and $24,781,389, respectively. At March 31, 2025, and December 31, 2024, the working capital surplus was $10,082,745 and $9,097,591, respectively. The increase in working capital surplus was primarily due to the acquisition of AML and APL, resulting in an increase in current assets over current liabilities as of March 31, 2025.

We generate a substantial portion of our operating income outside the United States, which is indefinitely reinvested in foreign jurisdictions. Consequently, as outlined under “Cash and Cash Equivalent,” the majority of our cash and short-term investments are held by our foreign subsidiaries. At present, we do not intend to repatriate these funds and do not foresee a need to do so.

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

Management believes that existing cash reserves, combined with expected revenue growth and potential financing opportunities, will provide sufficient liquidity to meet both operational and strategic needs. However, external market conditions, regulatory changes, and acquisition-related expenditures could impact future liquidity requirements.

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

If additional capital is required, the company may consider restructuring or refinancing existing debt, securing financing from financial institutions, or raising funds through private equity or debt issuance. FDCTech remains committed to expanding its operations while exploring strategic funding opportunities to support long-term growth.

PPP and SBA Funding in 2020

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding balance of the PPP loan, including accrued interest at 1.00%, is approximately $2,389 as of March 31, 2025.

On May 22, 2020, the Company received proceeds of $144,900. The outstanding balance of the SBA loan, including accrued interest, is $112,057 as of March 31, 2025.

Related Party Investments and Acquisitions in 2023

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB as compensation for consideration shares related to the AJB Note, valued at $60,525.

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

On November 30, 2023, Kundnani, a related party, purchased 2,500,000 shares of the Company’s Series A Preferred stock for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 shares of the Company’s common stock for $5.5 million. The Company has issued the Common stock to Kundnani. The Company expects to receive funds by the end of June 2025.

GOING CONCERN CONSIDERATION

We generated revenues of $10,112,368 and $6,376,335 for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the accumulated deficit was $2,283,928 and $2,563,620. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods.

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2023, filed with the SEC on October 15, 2024. We continually evaluate our critical accounting estimates and judgments, as required by our policies, and update them as necessary based on changing conditions.

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

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for applicability and impact on its consolidated financial statements.

We have adopted ASC 606, Revenue from Contracts with Customers, and ASC 842 (formerly ASU 2016-02, Leases) as of March 31, 2020. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted and consistent with SEC guidance; we implemented these standards as required. The adoption of these standards did not have a material impact on our consolidated financial statements.

The Company has reviewed recently issued ASUs that are not yet effective and expects no significant impact on its financial statements or disclosures upon adoption. As a smaller reporting company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards, as permitted by the JOBS Act and SEC rules applicable to emerging growth companies.

For a more detailed description of our significant and critical accounting policies, please refer to Note 2 in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to enhance our internal controls, addressing inadequate segregation of duties within account processes, limited personnel resources, and insufficient written policies and procedures for accounting, IT, financial reporting, and record-keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report from our independent registered public accounting firm, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended March 31, 2025, and 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2025, the Company issued 32,000,000 common shares to various employees of its subsidiaries for a cash value of $35,200.

In February 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for a cash value of $14,100.

The issuance of the aforementioned securities relied on the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation S promulgated thereunder. Such offers and sales were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Purchaser in connection with the issuance by the Company of the securities.

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

FDCTECH, INC.

Date: May 13, 2025	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: May 13, 2025	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

