Form 10-Q/A
period 2025-03-31
FDCTECH, INC.
filed 2025-08-11
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 11, 2025, was 422,584,729.

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of FDCTech, Inc. (the “Company”) for the three months ended March 31, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2025, is being filed to address certain revisions and corrections of errors.

This Amendment does not reflect events occurring after the Original Filing and does not modify or update any other disclosures except as specifically noted above. Accordingly, this Amendment should be read together with the Original Filing and the Company’s subsequent filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

3

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

4

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Restated)	December 31, 2024
Assets
Current assets:
Cash	$26,996,932	$24,781,389
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	41,320	25,000
Prepaid expenses – current	342,784	156,335
Subscription receivable	8,200,000	8,200,000
Loan receivable	3,860,923	2,414,825
Total Current assets	39,441,959	35,577,549
Capitalized software, net	1,217,543	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	2,323,509	2,073,193
Acquired intangible assets	1,342,016	1,317,108
Tax receivable	175,519	167,907
Fair value of trading positions for the firm, profit	524,625	607,157
Right of use (lease)	668,215	711,928
Fixed assets, net	120,938	185,195
Total assets	$45,850,386	$41,839,408
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$464,539	$229,316
Line of credit	225,800	115,337
Accrued expenses, related party	527,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	2,389	5,661
Related party advances	1,944,320	1,011,388
Customer funds	24,527,483	18,600,990
Fair value of trading positions for the firm, loss	60,632	-
Operating lease liability, current	363,370	319,656
Other current liabilities	893,681	5,328,110
Total Current liabilities	29,359,214	26,479,958
Deferred tax liabilities	348,532	333,418
SBA loan – non-current	112,057	114,184
Operating lease liability, non-current	304,845	392,272
Accrued interest – non-current	70,560	70,493
Total liabilities	30,195,208	27,390,325
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of March 31, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,500,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of March 31, 2025, and December 31, 2024	237	236

Common stock, par value $0.0001, 500,000,000 shares authorized; 422,584,729 and 390,584,729 shares issued and outstanding, as of March 31, 2025, and December 31, 2024	42,258	39,058
Additional paid-in capital, Common Series A, Series B	17,938,279	17,009,409
Accumulated other comprehensive income	140,137	(53,270)
Accumulated deficit	(2,480,382)	(2,563,620)
Total FDCTech, Inc. stockholders’ equity (deficit)	15,640,979	14,432,263
Noncontrolling interest	14,199	16,820
Total liabilities and stockholders’ equity (deficit)	$45,850,386	$41,839,408

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2025 (Restated)		March 31, 2024
Revenues
Technology & software		813,747	255,944
Wealth management		1,534,852	1,513,425
Brokerage (Trading)		3,628,349	4,606,966
Total revenue		$5,976,948	$6,376,335
Cost of sales
Technology & software		184,284	-
Wealth management		1,349,827	1,362,169
Brokerage (Trading)		1,583,278	2,672,065
Total cost of sales		3,117,389	4,034,234
Gross Profit		$2,859,559	2,342,101
Operating expenses:
General and administrative		2,140,270	2,299,134
Sales and marketing		276,204	46,925
Depreciation		38,832	40,288
Total operating expenses		2,455,306	2,386,347
Operating income (loss)		404,253	(44,246)
Other income (expense):
Other interest expense		4,483	53,766
Other income (expense)		(304,188)	823,925
Total other income (expense)		(299,705)	877,691
Income (loss) before provision for income taxes		104,548	833,445
Provision for income taxes		-	-
Net income (loss)		$104,548	$833,445
Net loss per common share, basic and diluted	$		$0.00
Weighted average number of common shares outstanding basic and diluted		422,229,173	388,584,729
Other comprehensive income (loss):
Change in foreign currency translation		$(140,137)	$(242,516)
Total other comprehensive income (loss)		(140,137)	(242,516)
Total comprehensive income (loss)		(35,589)	590,929
Comprehensive income (loss) attributable to noncontrolling interests		(13,498)	(1,368)
Comprehensive income (loss) attributable to FDCTech stockholders		$(22,091)	$592,297

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock			Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’ Equity
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	(Deficit)
Three months ended March 31, 2024
Balance, December 31, 2023	8,300,000	$830		388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838

Series A Preferred canceled	(2,000,000)	(200)		-	-	-	-	-	(200)

Series B issuances at $1.41 per share	561,844	56		-	-	792,144	-	-	792,200

Change in APIC due to common control	-	-		-	-	623,626	-	-	623,626

FX gain (loss)	-	-		-	-	-	(242,516)	-	(242,516)
Net (income) loss attributable to noncontrolling interest	-	-		-	-	-	-	(4,705)	(4,705)
Net loss	-	-		-	-	-	-	833,445	833,445
Balance, March 31, 2024	6,861,844	$686		388,584,729	$38,858	$16,805,339	$(17,228)	$(1,814,907)	$15,012,688

Three months ended March 31, 2025 (Restated)

Balance, December 31, 2024	6,861,844	$686		390,584,729	$39,058	$17,009,409	$(53,270)	$(2,563,620)	$14,432,263

Common stock issued for services	-		-	32,000	3,200	32,000	-	-	35,200

Series B issuances at $1.41 per share	10,000	1		-	-	14,099	-	-	14,100

Change in APIC due to common control	-	-		-	-	882,771	-	-	882,771

FX gain (loss)	-	-		-	-	-	193,407	-	193,407
Net (income) loss attributable to noncontrolling interest	-	-		-	-	-	-	(21,310)	(21,310)
Net loss	-	-		-	-	-	-	104,548	104,548
Balance, March 31, 2025	6,871,844	$687		422,584,729	$42,258	$17,938,279	$140,137	$(2,480,382)	$15,640,979

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2025 (Restated)	March 31, 2024
Net income (loss)	$104,548	$833,445
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	-	22,503
Depreciation	38,832	40,288
Common stock issued for services	49,299	-
Series B Preferred issued for services	1	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	25,425	(322,363)
Acquired intangible assets	(24,908)	(2,698)
Change in assets and liabilities:
Gross accounts receivable	(16,320)	97,618
Prepaid	(186,449)	9,783
Loan receivable	(1,446,098)	(339,883)
Accounts payable	235,223	(82,494)
Other current liabilities	(4,434,429)	(479,834)
Accrued interest	67	1,317
Customer funds	5,926,493	7,220,426
Fair value of trading position, net	143,164	(72,799)
Operating lease	(43,713)	(39,683)
Deferred taxes	15,114	(430,178)
Related party guarantee	-	16,931
Tax receivable by subsidiaries	(7,612)	2,217
Accrued income	(250,316)	54,522
Right of use of assets (lease)	43,713	39,683
Accrued expenses, related party	7,500	403,763
Net cash used in operating activities	$179,534	$7,787,146
Investing Activities:
Capitalized software	(54,234)	205,241
Effect of exchange rates	193,407	(242,516)
Changes in paid-in capital	882,771	623,626
Net cash used in investing activities	$1,021,944	$586,351
Financing Activities:
Borrowing from (payments to) line of credit	110,463	(59,227)
Net proceeds from cares act - paycheck protection program	(3,272)	(2,998)
Net proceeds from SBA loan	(2,127)	(2,126)
Related party advances	932,932	(677,693)
Series A Preferred cancelation	-	(200)
Noncontrolling interest	(23,931)	(2,591)
Net cash provided by financing activities	$1,014,065	$(744,835)
Net increase in cash	2,215,543	7,628,662
Cash at beginning of the period	24,781,389	31,316,461
Cash at end of the period	$26,996,932	$38,945,123
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

Investment and Brokerage consolidated revenues for the three months ended March 31, 2025, and 2024 were $3,628,349 and $4,606,966, respectively.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Board of Directors

At present, the Company has four members of the Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the company’s executive directors and officers. Gope S. Kundnani is considered an executive director by owning at least 10% of the Company’s stock. Jonathan Baumgart is an independent director under the NYSE and NASDAQ listing standards.

Mitchell M. Eaglstein and Imran Firoz have been Executive Directors of the Company since January 21, 2016.

On June 15, 2021, the Company appointed Jonathan Baumgart as the Director of the Company.

On September 30, 2022, the Company appointed Gope S. Kundnani as the Director of the Company.

Changes in Registrant’s Certifying Accountant

On July 2, 2021, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm. The reports of FHH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020, and 2019 did not contain an adverse opinion or a disclaimer of opinion. It was not qualified or modified for the uncertainty audit scope or accounting principles.

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

Restatement of Previously Issued Financial Statements

On August 5, 2025, the Company identified an error in the preparation of its condensed consolidated financial statements for the three months ended March 31, 2025. Specifically, the Company erroneously included the results of operations of its subsidiary, APL, for a prior period rather than for the current quarter. As a result, revenue, cost of sales, and certain operating expenses were overstated, and other related line items in the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity, and statements of cash flows were misstated.

Nature of the Correction

The Company has restated the affected financial statements to reflect the correct results of APL for the three months ended March 31, 2025. The restatement had no impact on the Company’s cash position, total assets, or total liabilities as of March 31, 2025, except as presented below.

Impact of the Restatement

The following tables present the effect of the restatement on the Company’s previously issued condensed consolidated financial statements:

	As Previously Reported (A)	As Restated (B)	Difference (B) - (A)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2025
Additional paid-in capital	$17,741,825	$14,594,216	(3,147,609)
Accumulated deficit	(2,283,928)	(2,480,382)	(196,454)

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2025
Technology & software	813,747	813,747	-
Wealth management	1,534,852	1,534,852	-
Brokerage (Trading)	7,763,769	3,628,349	(4,135,420)
Total revenue	10,112,368	5,976,948	(4,135,420)
Technology & software	184,284	184,284	-
Wealth management	1,349,827	1,349,827	-
Brokerage (Trading)	3,394,633	1,583,278	(1,811,355)
Total cost of sales	4,928,744	3,117,389	(1,811,355)
Gross Profit	5,183,624	2,859,559	(2,324,065)
General and administrative	4,520,014	2,140,270	(2,379,744)
Sales and marketing	276,204	276,204	-
Depreciation	57,746	38,832	(18,914)
Total operating expenses	4,853,964	2,455,306	(2,398,658)
Operating income (loss)	329,660	404,253	74,593
Other income (expense):
Other interest expense	50,369	4,483	(45,886)
Other income (expense)	(79,027)	(304,188)	(225,161)
Total other income (expense)	(28,658)	(299,705)	(271,047)
Income (loss) before provision for income taxes	301,002	104,548	(196,454)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended March 31, 2025
Change in APIC due to common control	623,626	882,771	259,154

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2025
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,746	38,832	(18,914)
Fixed assets, net	6,511	25,425	18,914
Change in assets and liabilities
Net cash provided by (used in) operating activities	375,988	179,534
Investing Activities:
Changes in paid-in capital	686,317	882,771	196,454
Net cash used in investing activities	825,490	1,021,944	196,454

The restatement did not impact the Company’s total cash and cash equivalents as of March 31, 2025, but did affect certain components of stockholders’ equity and operating results for the quarter. Management has reviewed and enhanced its consolidation and reporting controls to prevent similar errors in the future.

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

The sales, marketing, and advertising expenses represented 4.62% and 0.74% of the sales for the three months ended March 31, 2025, and 2024.

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

The Company assumes that the goods or services promised in the existing contract will be transferred to the customer to determine the transaction price. The Company believes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, suppose the Company enters a contract with a customer with an original term of one year and expects the customer to renew it for a second year. In that case, the Company will determine the transaction price based on the initial one-year period. When choosing the transaction price, the company first identifies the fixed consideration, including non-refundable upfront payment amounts.

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

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company acts as an agent concerning clearing trades, but is the principal on fees paid to introducing brokers. The Company does not assume any market-making risk related to customer trades in this business.

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

Revenues

For the three months ended March 31, 2025 and 2024, the Company generated $5,976,948 and $6,376,335 in revenues, representing a decrease of over 6.26% from the previous period. It is comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

Accounts Receivable

Accounts Receivable primarily represent the amount from four (4) technology customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 30 terms, where payment is due in full 30 days after the invoice date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, and economic conditions that may affect a customer’s ability to pay, and the expected default frequency rates. Trade receivables are written off when they are considered uncollectible.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At March 31, 2025, and December 31, 2024, the accumulated deficit was $2,480,382 and $2,563,620, respectively. At March 31, 2025, and December 31, 2024, the working capital surplus was $10,082,745 and $9,097,591, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the three months ended March 31, 2025, and 2024, the Company incurred net profits of $104,548 and $833,445, respectively.

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

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of March 31, 2025, the Company believes its payroll tax liabilities are not yet estimated. The Company’s federal taxes are acceptable to the Internal Revenue Service.

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

On May 27, 2025, FDCTech, Inc. (the “Company”) formed a new wholly owned subsidiary, Prime Intermarket Group Eurasia (“PIG Eurasia”), incorporated in the Republic of Mauritius. PIG Eurasia is structured as a Private Company limited by shares and is regulated by the Financial Services Commission of Mauritius under the Companies Act. The subsidiary will operate under a SEC-2.1B Investment Dealer License (Full-Service Dealer, excluding Underwriting).

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

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Three months ended March 31, 2025 (Unaudited)	Three months ended March 31, 2024 (Unaudited)
Revenue	$3,628,349	4,606,966
Cost of sales	$1,583,278	2,672,065
Gross Profit (loss)	$2,045,071	1,934,901
Gross Margins	56.36%	42.00%

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

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the three months ended March 31, 2025, and 2024, the Company generated $5,976,948 and $6,376,335 in revenues.

At March 31, 2025, the Company had a cash balance of $26,996,932 and an accumulated deficit of $2,480,382.

At December 31, 2024, the Company had a cash balance of $24,781,389 and an accumulated deficit of $2,563,620.

Financial Condition as of March 31, 2025

On March 31, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,480,382, $26,996,932, and $10,082,745, respectively.

Financial Condition at December 31, 2024

As of December 31, 2024, the accumulated deficit, cash balance, and working capital surplus were $2,563,620, $24,781,389, and $9,097,591, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025, compared with Three Months Ended March 31, 2024

The consolidated revenues for the three months ended March 31, 2025, and 2024 were $5,976,948 and $6,376,335, respectively. During the three months ended March 31, 2025, and 2024, the Company reported net income of $104,548 and $833,445, respectively.

The total revenue breakdown for the three months ended March 31, 2025, and 2024 is below:

Three Months Ended	March 31, 2025	March 31, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	13.61%	4.01%
Wealth Management	25.68%	23.74%
Brokerage	60.71%	72.25%
Total	100.00%	100.00%

During the three months ended March 31, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $2,140,270 and $2,299,134, respectively (excluding amortization expenses). The increase in G&A for the three months ended March 31, 2025, is due to the inclusion of general and administrative costs of all subsidiaries. The G&A costs were 35.81% and 36.06% of the revenue for the three months ended March 31, 2025, and 2024, respectively.

The rental expense was $61,150 and $49,162 for the three months ended March 31, 2025, and 2024, respectively.

The Company incurred $276,204 and $46,925 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2025, and 2024. The sales and marketing costs mainly included travel costs for trade shows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 4.62% and 0.74% of the sales for the fiscal year ending March 31, 2025, and 2024, respectively.

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

GOING CONCERN CONSIDERATION

We generated revenues of $5,976,948 and $6,376,335 for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the accumulated deficit was $2,480,382 and $2,563,620. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

FDCTECH, INC.

Date: August 11, 2025	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:August 11, 2025	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

