Form 10-Q
period 2025-06-30
FDCTECH, INC.
filed 2025-08-13
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 13, 2025, was 422,584,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$26,195,817	$24,781,389
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	90,820	25,000
Prepaid expenses – current	520,730	156,335
Subscription receivable	8,200,000	8,200,000
Loan receivable	7,656,255	2,414,825
Total Current assets	42,663,622	35,577,549
Capitalized software, net	1,291,296	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	543,292	2,073,193
Acquired intangible assets	1,326,465	1,317,108
Tax receivable	191,221	167,907
Fair value of trading positions for the firm, profit	666,875	607,157
Right of use (lease)	623,399	711,928
Fixed assets, net	177,808	185,195
Total assets	$47,520,040	$41,839,408
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$520,594	$229,316
Line of credit	260,238	115,337
Accrued expenses, related party	527,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	890	5,661
Related party advances	3,517,941	1,011,388
Customer funds	23,820,951	18,600,990
Operating lease liability, current	408,186	319,656
Other current liabilities	1,055,787	5,328,110
Total Current liabilities	30,461,587	26,479,958
Deferred tax liabilities	379,712	333,418
SBA loan – non-current	109,931	114,184
Operating lease liability, non-current	215,213	392,272
Accrued interest – non-current	110,105	70,493
Total liabilities	31,276,548	27,390,325
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of June 30, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,500,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of June 30, 2025, and December 31, 2024	237	236

Common stock, par value $0.0001, 500,000,000 shares authorized; 422,584,729 and 390,584,729 shares issued and outstanding, as of June 30, 2025, and December 31, 2024	42,258	39,058
Additional paid-in capital, Common Series A, Series B	18,791,420	17,009,409
Accumulated other comprehensive income	284,165	(53,270)
Accumulated deficit	(2,916,646)	(2,563,620)
Total FDCTech, Inc. stockholders’ equity (deficit)	16,201,884	14,432,263
Noncontrolling interest	41,608	16,820
Total liabilities and stockholders’ equity (deficit)	$47,520,040	$41,839,408

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$1,193,827	$298,815	$2,007,574	$554,759
Wealth management	1,653,670	1,739,451	3,188,522	3,252,876
Brokerage (Trading)	2,587,906	4,091,255	6,216,255	8,698,221
Total revenue	5,435,403	6,129,521	11,412,351	12,505,856
Cost of sales
Technology & software	310,884	26,167	495,168	26,167
Wealth management	1,483,771	1,571,194	2,833,598	2,933,363
Brokerage (Trading)	1,319,438	2,300,788	2,902,716	4,972,853
Total cost of sales	3,114,093	3,898,149	6,231,482	7,932,383
Gross Profit	2,321,310	2,231,372	5,180,869	4,573,473
Operating expenses:
General and administrative	2,144,328	2,522,394	4,284,598	4,821,528
Sales and marketing	298,592	781,022	574,796	827,947
Depreciation	43,276	46,490	82,108	86,778
Total operating expenses	2,486,196	3,349,906	4,941,502	5,736,253
Operating income (loss)	(164,886)	(1,118,534)	239,367	(1,162,780)
Other income (expense):
Other interest expense	10,985	(762,515)	15,468	(708,749)
Other income (expense)	(269,896)	835,774	(574,084)	1,659,699
Total other income (expense)	(258,911)	73,259	(558,616)	950,950
Income (loss) before provision for income taxes	(423,797)	(1,045,275)	(319,249)	(211,830)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(423,797)	(1,045,275)	(319,249)	(211,830)
Net income (loss) per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding basic and diluted	422,584,729	389,740,285	422,584,729	389,159,315
Other comprehensive income (loss):
Change in foreign currency translation	(284,165)	(2,424)	(424,302)	(244,940)
Total other comprehensive income (loss)	(284,165)	(2,424)	(424,302)	(244,940)
Total comprehensive income (loss)	(707,962)	(1,047,699)	(743,551)	(456,770)
Comprehensive income (loss) attributable to noncontrolling interests	(25,141)	28,626	(38,639)	27,258
Comprehensive income (loss) attributable to FDCTech stockholders	(682,821)	(1,076,325)	(704,912)	(484,028)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance, March 31, 2024	6,861,844	$686	388,584,729	$38,858	$16,805,339	$(17,288)	$(1,814,907)	$15,012,688
Three months ended June 30, 2024
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	8,900
Change in APIC due to common control	-	-	-	-	130,195	-	-	130,195
FX gain (loss)	-	-	-	-	-	(2,424)	-	(2,424)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	25,543	25,543
Net loss	-	-	-	-	-	-	(1,045,275)	(1,045,275)
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627

Three months ended June 30, 2025
Balance, March 31, 2025	6,871,844	$687	422,584,729	$42,258	$17,938,279	$140,137	$(2,480,382)	$15,640,979
Three months ended June 30, 2025
Change in APIC due to common control	-	-	-	-	853,141	-	-	853,141
FX gain (loss)	-	-	-	-	-	144,028	-	144,028
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(12,467)	(12,467)
Net loss	-	-	-	-	-	-	(423,797)	(423,797)
Balance, June 30, 2025	6,871,844	$687	422,584,729	$42,258	$18,791,420	$284,165	$(2,916,646)	$16,201,884

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Six months ended June 30, 2024
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838
Six months ended June 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	792,200
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	8,900
Change in APIC due to common control	-	-	-	-	753,821	-	-	753,821
FX gain (loss)	-	-	-	-	-	(244,940)	-	(244,940)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	20,838	20,838
Net income (loss)	-	-	-	-	-	-	(211,830)	(211,830)
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627

Six months ended June 30, 2025
Balance, December 31, 2024	6,861,844	$686	390,584,729	$39,058	$17,009,409	$(53,270)	$(2,563,620)	$14,432,263
Three months ended June 30, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	14,100
Change in APIC due to common control	-	-	-	-	1,735,912	-	-	1,735,912
FX gain (loss)	-	-	-	-	-	337,435	-	337,435
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(33,777)	(33,777)
Net loss	-	-	-	-	-	-	(319,249)	(319,249)
Balance, June 30, 2025	6,871,844	$687	422,584,729	$42,258	$18,791,420	$284,165	$(2,916,646)	$16,201,884

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2025	June 30, 2024
Net income (loss)	$(319,249)	$(211,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	-	26,167
Depreciation	82,108	86,778
Common stock issued for services	49,299	-
Series B Preferred issued for services	1	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	(74,721)	(334,308)
Accrued expenses, non-related party	-	545,904
Acquired intangible assets	(9,357)	(5,939)
Change in assets and liabilities:
Gross accounts receivable	(65,820)	980,618
Prepaid	(364,395)	243,250
Loan receivable	(5,241,430)	(1,220,158)
Accounts payable	291,278	86,045
Other current liabilities	(4,272,323)	(524,077)
Accrued interest	39,612	38,691
Customer funds	5,219,961	(364,578)
Fair value of trading position, net	(59,718)	553,879
Operating lease	(88,529)	(39,683)
Deferred taxes	46,294	(500,743)
Related party guarantee	-	23,243
Tax receivable by subsidiaries	(23,314)	3,044
Accrued income	1,529,901	212,800
Right of use of assets (lease)	88,529	39,683
Accrued expenses, related party	7,500	(15,000)
Net cash used in operating activities	$(3,164,373)	$438,368
Investing Activities:
Capitalized software	(127,987)	136,477
Effect of exchange rates	337,435	(244,940)
Business acquisition loan	-	55,000
Changes in paid-in capital	1,735,912	753,821
Net cash used in investing activities	$1,945,360	$700,358
Financing Activities:
Borrowing from (payments to) line of credit	144,901	(33,166)
Promissory Note	-	-
Net proceeds from cares act - paycheck protection program	(4,771)	(7,495)
Net proceeds from SBA loan	(4,253)	(4,253)
Related party advances	2,506,553	(626,410)
Common stock issued for cash	-	20,000
Common stock issued for financing cost	-	8,900
Series A Preferred cancelation	-	(200)
Noncontrolling interest	(8,989)	(5,706)
Net cash provided by financing activities	$2,633,441	$(648,330)
Net increase in cash	1,414,428	490,396
Cash at beginning of the period	24,781,389	31,316,461
Cash at end of the period	$26,195,817	$31,806,857
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

Margin Brokerage (Mauritius) – Prime Intermarket Group Eurasia

On May 27, 2025, FDCTech, Inc. (the “Company”) formed a new wholly owned subsidiary, Prime Intermarket Group Eurasia (“PIG Eurasia”), incorporated in the Republic of Mauritius. PIG Eurasia is structured as a Private Company limited by shares and is regulated by the Financial Services Commission of Mauritius under the Companies Act. The subsidiary will operate under a SEC-2.1B Investment Dealer License (Full-Service Dealer, excluding Underwriting). At present, there PIG Eurasia has no operations.

Investment and Brokerage consolidated revenues for the six months ended June 30, 2025, and 2024 were $6,216,255 and $8,698,221, respectively.

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

Wealth Management consolidated revenues for the six months ended June 30, 2025, and 2024 were $3,188,522 and $3,252,876, respectively.

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

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of the fiscal year ending June 30, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the six months ended June 30, 2025, and 2024, were $2,007,574 and $554,759, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of June 30, 2025, and December 31, 2024, the Company had $26,195,817 and $24,781,389 in cash and cash equivalents held at the financial institution.

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

At June 30, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended June 30, 2025, and December 31, 2024, was $0 and $0, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $574,796 and $827,947 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to the increase in promotional marketing costs for the three months ended June 30, 2024.

The sales, marketing, and advertising expenses represented 5.49% and 12.74% of the sales for the six months ended June 30, 2025, and 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On June 30, 2025, and December 31, 2024, the Company had $26,195,817 and $24,781,389 cash and cash equivalents held at the financial institution.

Revenues

For the six months ended June 30, 2025 and 2024, the Company generated $11,412,351 and $12,505,856 in revenues, representing a decrease of over 11.32% from the previous period. It is comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

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

As of June 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended June 30, 2025, and December 31, 2024, was $0 and $0, respectively.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended June 30, 2025, and 2024, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of June 30, 2025, and December 31, 2024.

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

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing on the costs associated with the development. The R and D costs in the period ending September 30, 2022, were incurred in evaluating the technological feasibility of the Robo Advice Platform. The R and D costs in the period ending December 31, 2022, were incurred while evaluating the technological feasibility of the Condor Investing and Trading App. There were no R and D costs for the three months ending June 30, 2025, and 2024.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	June 30, 2025	December 31, 2024
USD: AUD	$$1.5193	1.6168
USD: EUR	$0.8484	0.9662
USD: GBP	$0.7282	0.7990

Average exchange rate for the period:

Average exchange rate for the period:

	Q1 2025	Q2 2025
USD: AUD	$1.5939	1.5605
USD:EUR	$0.9507	0.8814
USD: GBP	$0.7944	0.7489

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2025, and 2024, the Company had weighted 422,584,729 and 389,159,315 basic and dilutive shares issued and outstanding.

During the period ended June 30, 2025, common stock equivalents were dilutive due to net income. Hence, they were considered in the computation.

During the period ended June 30, 2024, common stock equivalents were dilutive due to net income. Hence, they were considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At June 30, 2025, and December 31, 2024, the accumulated deficit was $2,916,646 and $2,563,620, respectively. At June 30, 2025, and December 31, 2024, the working capital surplus was $12,202,035 and $9,097,591, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the six months ended June 30, 2025, and 2024, the Company incurred net loss of $319,249 and $211,830, respectively.

As of June 30, 2025, the Company had a cash balance of $26,195,817, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended June 30, 2025, and 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At June 30, 2025, and December 31, 2024, the unamortized balance of capitalized software for the Company, including software of subsidiaries, was $1,291,296 and $1,163,309.

The Company has estimated aggregate amortization expenses for each of the five succeeding fiscal years, based on the estimated lifespan of the software asset of three years.

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

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for services valued at $1.41 per share.

NOTE 6. LINE OF CREDIT

Since June 2016, the Company has obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases, effective as of the close of business on December 31, 2024. The interest rates for cash drawn are 12% and 25%, respectively. Since October 2024, the Company has obtained an additional unsecured revolving line of credit with a flexible spending limit, meaning there is no preset spending limit. The overtime pay limit is $45,000.00. The credit line has an average purchase interest rate of 28% as of June 30, 2025.

As of June 30, 2025, the Company is in compliance with the credit line’s terms and conditions. As of June 30, 2025, and December 31, 2024, the outstanding balances were $260,238 and $115,337, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”) and receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The outstanding balance of the PPP loan, including accrued interest at 1.00%, is approximately $890 as of June 30, 2025.

SBA Loan

On May 22, 2020, the Company received $144,900. The installment payments will include both principal and interest of $707 per month and begin twelve (12) months from the date of the promissory note. The principal and interest balance will be payable thirty (30) years from the date of the promissory note. Interest will accrue at 3.75% per annum and only on funds advanced from May 22, 2020, the advance date, in the amount of $144,900. The outstanding balance of the SBA loan, including accrued interest, is $109,931 as of June 30, 2025.

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

Accrued Interest

At June 30, 2025, and December 31, 2024, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $70,560 and $70,493, respectively.

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

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of June 30, 2025, the Company believes its payroll tax liabilities are not yet estimated. The Company’s federal taxes are acceptable to the Internal Revenue Service.

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

As of June 30, 2025, and December 31, 2024, the Company had 422,584,729 and 390,584,729 common shares issued and outstanding, respectively.

As of June 30, 2025, and December 31, 2024, the Company had 4,500,000 and 4,500,000 Series A Preferred stock issued and outstanding.

As of June 30, 2025, and December 31, 2024, the Company had 2,371,844 and 2,361,844 Series B Preferred Stock issued and outstanding.

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

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ending June 30, 2025.

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

The following table shows the changes in AOCI by component for the three months ending June 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of March 31, 2024	$(17,288)
Other comprehensive income/(loss), ADS	6,292
Other comprehensive income/(loss), AML	(14,073)
Other comprehensive income/(loss), APL	5,209
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(2,424)
Balance as of June 30, 2024	$(19,712)

Balance as of March 31, 2025	$138,361
Other comprehensive income/(loss), ADS	(76,751)
Other comprehensive income/(loss), AML	(226,016)
Other comprehensive income/(loss), APL	13,891
Other comprehensive income/(loss), ATECH	4,711
Total other comprehensive income/(loss)	(284,165)
Balance as of June 30, 2024	$(145,804)

The following table shows the changes in AOCI by component for the six months ending June 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	13,102
Other comprehensive income/(loss), AML	(244,937)
Other comprehensive income/(loss), APL	(13,253)
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(244,940)
Balance as of June 30, 2024	$(19,712)

Balance as of December 31, 2024	$278,498
Other comprehensive income/(loss), ADS	(147,787)
Other comprehensive income/(loss), AML	(321,768)
Other comprehensive income/(loss), APL	49,673
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(424,302)
Balance as of June 30, 2025	$(145,804)

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

Margin Brokerage (Mauritius) – Prime Intermarket Group Eurasia

On May 27, 2025, FDCTech, Inc. (the “Company”) formed a new wholly owned subsidiary, Prime Intermarket Group Eurasia (“PIG Eurasia”), incorporated in the Republic of Mauritius. PIG Eurasia is structured as a Private Company limited by shares and is regulated by the Financial Services Commission of Mauritius under the Companies Act. The subsidiary will operate under a SEC-2.1B Investment Dealer License (Full-Service Dealer, excluding Underwriting). At present, there PIG Eurasia has no operations.

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Six months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2024 (Unaudited)
Revenue	$6,216,255	8,698,221
Cost of sales	$2,902,716	4,972,853
Gross Profit (loss)	$3,313,539	3,725,368
Gross Margins	53.30%	42.83%

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

Wealth Management Revenue & Gross Margins:

	Six months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2024 (Unaudited)
Revenue	$3,188,522	3,252,876
Cost of sales	$2,833,598	2,933,363
Gross profit (loss)	$354,924	319,513
Gross margins	11.13%	9.82%

Technology & Software Development Business

For the three months ended June 30, 2025, and 2024, the Company had seven and nine licensing agreements, respectively, for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

Technology & Software Development Revenue & Gross Margins:

	Six months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2024 (Unaudited)
Revenue	$2,007,574	554,759
Cost of sales	$495,168	26,167
Gross profit (loss)	$1,512,406	528,592
Gross Margins	75.34%	95.28%

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

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the three months ended June 30, 2025, and 2024, the Company generated $11,412,351 and $12,505,856 in revenues.

At June 30, 2025, the Company had a cash balance of $26,195,817 and an accumulated deficit of $2,916,646.

At December 31, 2024, the Company had a cash balance of $24,781,389 and an accumulated deficit of $2,563,620.

Financial Condition as of June 30, 2025

On June 30, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,916,646, $26,195,817, and $12,202,035, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025, compared with Three Months Ended June 30, 2024

The consolidated revenues for the three months ended June 30, 2025, and 2024 were $5,435,403 and $6,129,521, respectively. During the three months ended June 30, 2025, and 2024, the Company reported net loss of $423,797 and $1,045,275, respectively.

The total revenue breakdown for the three months ended June 30, 2025, and 2024 is below:

Three Months Ended	June 30, 2025	June 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	21.96%	4.88%
Wealth Management	30.42%	28.38%
Brokerage	47.61%	66.75%
Total	100.00%	100.00%

During the three months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $2,144,328 and $2,522,394 (excluding amortization expenses), respectively. The G&A costs were 39.45% and 41.15% of the revenue for the three months ended June 30, 2025, and 2024, respectively. Amortization expenses were $310,884 and $26,167 for the three months ended June 30, 2025, and 2024, respectively, included in the Cost of sales.

The rental expense was $61,150 and $11,106 for the three months ended June 30, 2025, and 2024, respectively.

The Company incurred $298,592 and $781,022 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.49% and 12.74% of the sales for the fiscal year ending June 30, 2025, and 2024, respectively.

Six Months Ended June 30, 2025, compared with Six Months Ended June 30, 2024

The consolidated revenues for the six months ended June 30, 2025, and 2024 were $11,412,351 and $12,505,856, respectively. During the three months ended June 30, 2025, and 2024, the Company reported net loss of $319,249 and $211,830, respectively.

The total revenue breakdown for the three months ended June 30, 2025, and 2024 is below:

Six Months Ended	June 30, 2025	June 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	17.59%	4.44%
Wealth Management	27.94%	26.01%
Brokerage	54.47%	69.55%
Total	100.00%	100.00%

During the six months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $4,284,598 and $4,821,528 (excluding amortization expenses), respectively. The increase in G&A for the six months ended June 30, 2024, is due to the inclusion of G&A costs of all subsidiaries. The G&A costs were 37.54% and 38.55% of the revenue for the six months ended June 30, 2025, and 2024, respectively. Amortization expenses were $495,168 and $26,167 for the six months ended June 30, 2025, and 2024, respectively, included in the Cost of sales.

The rental expense was $122,300 and $38,056 for the six months ended June 30, 2025, and 2024, respectively.

The Company incurred $574,796 and $827,947 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.04% and 6.62% of the sales for the fiscal year ending June 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, and December 31, 2024, we had cash balances of $26,195,817 and $24,781,389, respectively. At June 30, 2025, and December 31, 2024, the working capital surplus was $12,202,035 and $9,097,591, respectively. The increase in working capital surplus was primarily due to the acquisition of AML and APL, resulting in an increase in current assets over current liabilities as of June 30, 2025.

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

PPP and SBA Funding in 2020

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding balance of the PPP loan, including accrued interest at 1.00%, is approximately $890 as of June 30, 2025.

On May 22, 2020, the Company received proceeds of $144,900. The outstanding balance of the SBA loan, including accrued interest, is $109,931 as of June 30, 2025.

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

GOING CONCERN CONSIDERATION

We generated revenues of $11,412,351 and $12,505,856 for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, and December 31, 2024, the accumulated deficit was $2,916,646 and $2,563,620. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

For a more detailed description of our significant and critical accounting policies, please refer to Note 2 in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 30, 2025.

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2025, and 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FDCTECH, INC.

Date: August 13, 2025	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO
(Principal Executive Officer)

Date: August 13, 2025	/s/ Imran Firoz
Imran Firoz, CFO
(Principal Accounting Officer)

