Form 10-Q
period 2025-09-30
FDCTECH, INC.
filed 2025-11-13
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on November 13, 2025, was 422,584,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$24,777,611	$24,781,389
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	305,872	25,000
Prepaid expenses – current	495,972	156,335
Subscription receivable	8,200,000	8,200,000
Loan receivable	6,443,484	2,414,825
Total Current assets	40,222,939	35,577,549
Capitalized software, net	1,387,486	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	2,758,908	2,073,193
Acquired intangible assets	1,363,388	1,317,108
Tax receivable	190,346	167,907
Fair value of trading positions for the firm, profit	1,195,378	607,157
Right of use (lease)	579,686	711,928
Fixed assets, net	193,886	185,195
Total assets	$47,928,079	$41,839,408
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$320,921	$229,316
Line of credit	179,374	115,337
Accrued expenses, related party	532,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	-	5,661
Related party advances	3,456,976	1,011,388
Customer funds	24,525,523	18,600,990
Operating lease liability, current	451,900	319,656
Other current liabilities	980,036	5,328,110
Total Current liabilities	30,796,730	26,479,958
Deferred tax liabilities	377,975	333,418
SBA loan – non-current	107,805	114,184
Operating lease liability, non-current	127,786	392,272
Accrued interest – non-current	45,379	70,493
Total liabilities	31,455,675	27,390,325
Commitments and Contingencies (Note 8)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of September 30, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,500,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of September 30, 2025, and December 31, 2024	237	236

Common stock, par value $0.0001, 500,000,000 shares authorized; 422,584,729 and 390,584,729 shares issued and outstanding, as of September 30, 2025, and December 31, 2024	42,258	39,058
Additional paid-in capital, Common Series A, Series B	18,541,251	17,009,409
Accumulated other comprehensive income	43,314	(53,270)
Accumulated deficit	(2,241,003)	(2,563,620)
Total FDCTech, Inc. stockholders’ equity (deficit)	16,386,507	14,432,263
Noncontrolling interest	85,897	16,820
Total liabilities and stockholders’ equity (deficit)	$47,928,079	$41,839,408

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Technology & software	$1,392,636	$532,085	$3,400,210	$1,086,844
Wealth management	1,788,079	1,669,675	4,976,601	4,922,551
Brokerage (Trading)	2,722,657	3,471,248	8,938,912	12,169,469
Total revenue	5,903,372	5,673,008	17,315,723	18,178,864
Cost of sales
Technology & software	-	93,541	-	119,708
Wealth management	1,576,991	1,528,308	4,410,589	4,461,671
Brokerage (Trading)	555,405	1,390,778	3,458,121	6,363,631
Total cost of sales	2,132,396	3,012,627	7,868,710	10,945,010
Gross Profit	3,770,976	2,660,381	9,447,013	7,233,854
Operating expenses:
General and administrative	2,743,574	2,754,088	7,523,340	7,575,616
Sales and marketing	323,634	383,777	898,430	1,211,724
Depreciation	44,992	45,768	127,100	132,546
Total operating expenses	3,112,200	3,183,633	8,548,870	8,919,886
Operating income (loss)	658,776	(523,252)	898,143	(1,686,032)
Other income (expense):
Other interest expense	(172,106)	25,542	(156,638)	(683,207)
Other income (expense)	268,738	(151,855)	(305,346)	1,507,844
Total other income (expense)	96,632	(126,313)	(461,984)	824,637
Income (loss) before provision for income taxes	755,408	(649,565)	436,159	(861,395)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	755,408	(649,565)	436,159	(861,395)
Net income (loss) per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding basic and diluted	422,584,729	389,740,285	422,584,729	389,639,674
Other comprehensive income (loss):
Change in foreign currency translation	(43,314)	159,304	(467,616)	(85,636)
Total other comprehensive income (loss)	(43,314)	159,304	(467,616)	(85,636)
Total comprehensive income (loss)	712,094	(490,261)	(31,457)	(947,031)
Comprehensive income (loss) attributable to noncontrolling interests	40,431	(1,758)	1,793	25,500
Comprehensive income (loss) attributable to FDCTech stockholders	671,663	(488,503)	(33,250)	(972,531)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance, June 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(2,834,639)	$14,149,627
Three months ended September 30, 2024
Change in APIC due to common control	-	-	-	-	12,828	-	-	12,828
FX gain (loss)	-	-	-	-	-	159,304	-	159,304
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(3,898)	(3,898)
Net income (loss)	-	-	-	-	-	-	(649,565)	(649,565)
Balance, September 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(3,488,102)	$13,668,296

Three months ended September 30, 2025
Balance, June 30, 2025	6,871,844	$687	422,584,729	$42,258	$18,791,420	$284,165	$(2,916,646)	$16,201,884
Three months ended September 30, 2025
Change in APIC due to common control	-	-	-	-	(250,169)	-	-	(250,169)
FX gain (loss)	-	-	-	-	-	(240,851)	-	(244,373)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(79,765)	(79,765)
Net income (loss)	-	-	-	-	-	-	755,408	755,408
Balance, September 30, 2025	6,871,844	$687	422,584,729	$42,258	$18,541,251	$43,314	$(2,241,003)	$16,386,507

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Nine months ended September 30, 2024
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(2,643,647)	$13,010,838
Nine months ended September 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	792,200
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	8,900
Change in APIC due to common control	-	-	-	-	766,649	-	-	766,649
FX gain (loss)	-	-	-	-	-	(85,636)	-	(85,636)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	16,940	16,940
Net income (loss)	-	-	-	-	-	-	(861,395)	(861,395)
Balance, September 30, 2024	6,861,844	$686	390,584,729	$39,058	$16,964,234	$(19,712)	$(3,488,102)	$13,668,296

Nine months ended September 30, 2025
Balance, December 31, 2024	6,861,844	$686	390,584,729	$39,058	$17,009,409	$(53,270)	$(2,563,620)	$14,432,263
Three months ended September 30, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	14,100
Change in APIC due to common control	-	-	-	-	1,485,743	-	-	1,485,743
FX gain (loss)	-	-	-	-	-	96,584	-	93,062
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	(113,542)	(113,542)
Net income (loss)	-	-	-	-	-	-	436,159	436,159)
Balance, September 30, 2025	6,871,844	$687	422,584,729	$42,258	$18,541,251	$43,314	$(2,241,003)	$16,386,507

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2025	September 30, 2024
Net income (loss)	$436,159	$(861,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Software amortization	-	26,167
Depreciation	82,108	132,546
Common stock issued for services	49,299	-
Series B Preferred issued for services	1	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	(90,799)	(347,214)
Accrued expenses, non-related party	-	-
Acquired intangible assets	(46,280)	(12,695)
Change in assets and liabilities:
Gross accounts receivable	(280,872)	977,118
Prepaid	(339,637)	224,437
Loan receivable	(4,028,659)	(1,187,686)
Accounts payable	91,605	143,274
Other current liabilities	(4,348,074)	4,699,893
Accrued interest	(25,114)	42,164
Customer funds	5,924,533	(8,643,333)
Fair value of trading position, net	(588,221)	814,652
Operating lease	(132,242)	(39,683)
Deferred taxes	44,557	(487,642)
Related party guarantee	-	(27,139)
Tax receivable by subsidiaries	(22,439)	(3,554)
Accrued income	(685,715)	154,709
Right of use of assets (lease)	132,242	39,683
Accrued expenses, related party	12,500	(15,000)
Net cash used in operating activities	$(3,815,048)	$(3,556,116)
Investing Activities:
Capitalized software	(224,177)	89,077
Effect of exchange rates	96,584	(85,636)
Business acquisition loan	-	25,000
Changes in paid-in capital	1,485,743	766,649
Net cash used in investing activities	$1,358,150	$795,090
Financing Activities:
Borrowing from (payments to) line of credit	64,037	(29,987)
Promissory Note	-	-
Net proceeds from cares act - paycheck protection program	(5,661)	(10,494)
Net proceeds from SBA loan	(6,379)	(6,379)
Related party advances	2,445,588	(535,660)
Common stock issued for cash	-	20,000
Common stock issued for financing cost	-	8,900
Series A Preferred cancelation	-	(200)
Noncontrolling interest	(44,465)	(12,198)
Net cash provided by financing activities	$2,453,120	$(566,018)
Net increase in cash	(3,778)	(3,327,044)
Cash at beginning of the period	24,781,389	31,316,461
Cash at end of the period	$24,777,611	$27,989,417
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

The Company is building a diversified global financial services company driven by proprietary Condor trading technologies, complementary regulatory licenses, and a proven executive team. The Company plans to acquire, integrate, transform, and scale legacy financial service companies. The Company believes its proprietary technology and software development capabilities allow legacy financial services companies immediate exposure to forex, stocks, ETFs, commodities, social/copy trading, and other high growth fintech markets.

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

Investment and Brokerage consolidated revenues for the nine months ended September 30, 2025, and 2024 were $8,938,912 and $12,169,469, respectively.

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

Wealth Management consolidated revenues for the nine months ended September 30, 2025, and 2024 were $4,976,601 and $4,922,551, respectively.

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

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of the fiscal year ending September 30, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the nine months ended September 30, 2025, and 2024, were $3,400,210 and $1,086,844, respectively.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Description of Company’s Securities to be Registered

Effective September 03, 2021, the Company’s description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333- 221726), as initially filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement was filed, the Company has made all required filings under Section 15(d) and has continued to file all reports voluntarily.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals and Blocked Persons list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. If we cannot relocate our technical and development operations to a safer zone, it may impact our software development capabilities and negatively impact the Company’s business plans.

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

Financial Statement Preparation and Use of Estimates

The Company prepared consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. This could impact the reported amounts of assets and liabilities, as well as the related disclosures, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including those arising from the current economic environment related to the coronavirus (“COVID-19”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of September 30, 2025, and December 31, 2024, the Company had $24,777,611 and $24,781,389 in cash and cash equivalents held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts Receivable primarily represent the amount from four (4) technology customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 30 terms, where payment is due in full 30 days after the invoice date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, and economic conditions that may affect a customer’s ability to pay, and the expected default frequency. Trade receivables are written off when they are considered uncollectible.

At September 30, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended September 30, 2025, and December 31, 2024, was $0 and $0, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $898,430 and $1,211,724 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2025 and 2024, respectively. The sales and marketing costs primarily included travel for trade shows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is mainly due to higher promotional marketing costs for the three months ended September 30, 2024.

The sales, marketing, and advertising expenses represented 5.19% and 6.67% of sales for the nine months ended September 30, 2025, and 2024, respectively.

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

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract or contracts, and any subsequent amendments, with the customer.
●	Identify all performance obligations under the contract and any subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the contract’s performance obligations.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

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

The Company accounts for a contract when the Company and the customer (‘parties’) have approved it and are committed to performing their respective obligations. Each party can identify its rights, obligations, and payment terms; the contract has commercial substance. The Company will collect all of the considerations. Revenue is recognized when performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are net 30 days and, in some cases, due upon receipt of the invoice.

The Company considers changes in scope, price, or both to be contract modifications. The parties describe contract modifications as changes, variations, or amendments. A contract modification exists when the parties approve a modification that either creates new or changes existing enforceable rights and obligations. The Company assumes a contract modification by oral agreement or by implication from the customer’s customary business practice, provided the modification is agreed in writing. If the parties to the contract have not approved a contract modification, the Company continues to apply the existing contract’s guidance until the contract modification is approved. The Company recognizes contract modifications in various forms— partial termination, an extension of the contract term with a corresponding price increase, adding new goods or services to the contract, with or without a corresponding price change, and reducing the contract price without a change in the goods/services promised.

At contract inception, the Company assesses the solutions, services, or bundles of solutions and services obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluates whether the performance obligations are capable of being distinct within the context of the agreement. Solutions and services that are not capable of being distinct and distinct within the contract context are combined and treated as a single performance obligation for the purposes of allocating and recognizing revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception, taking into account these multiple elements.

Since January 21, 2016 (‘Inception’), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control of a product to a customer or by delivering a service to a customer. We measure revenue based on the consideration outlined in an arrangement or contract with a customer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s standard performance obligations include the following:

Performance Obligation	Types of Deliverables	When Performance Obligation is Typically Satisfied
Consulting Services	Consulting related to Start-Your-Own-Brokerage (“SYOB”), Start-Your-Own-Prime Brokerage (“SYOPB”), Start-Your-Own-Crypto Exchange (“SYOC”), FX/OTC liquidity solutions, and lead generations.	The Company recognizes consulting revenue when the customer receives services over the contract period. If the customer pays the Company in advance for these services, the Company records the payment as deferred revenue until the services are completed.

Technology Services	Licensing of Condor Risk Management Back Office (“Condor Risk Management”), Condor FX Pro Trading Terminal, Condor Pricing Engine, Crypto Trading Platform (“Crypto Web Trader Platform”), and other cryptocurrency-related solutions.	The Company recognizes ratably over the contractual period during which the services are delivered, beginning on the date such services are made available to the customer. Licensing agreements are typically one year in length, with an option to cancel upon notice; customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Licensing agreements do not provide customers with the right to take possession of the software. The Company charges the customers a set-up fee for installing the platform, and implementation activities are insignificant and not subject to a separate fee.

Software Development	Design and build software development projects for customers, where the Company develops the project to meet the design criteria and performance requirements specified in the contract.	The Company recognizes the software development revenues when the Customer obtains control of the deliverables as stated in the Statement-of-Work contract.

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

To allocate the transaction price, the Company gives the amount that best represents the consideration that the entity expects to receive for transferring each promised good or service to the customer. The Company allocates the transaction price to each performance obligation identified in the contract on a relatively standalone selling price basis to meet the allocation objective. In determining the standalone selling price, the Company uses the best evidence of the price it charges similar customers in similar circumstances. The Company sometimes uses the adjusted market assessment approach to determine the standalone selling price. It evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when, or as, it transfers the promised goods or services to the contract. The Company considers the “transfers” of the promised goods or services to have occurred when the customer obtains control of the goods or services. The Company believes a customer “obtains control” of an asset when it can directly use and substantially benefit from all remaining benefits of the asset. The Company recognizes deferred revenue related to services it will deliver within one year as a current liability. The Company presents deferred revenue for services to be provided more than one year in the future as a non-current liability.

According to the contract’s terms and conditions, the Company invoices the customer at the beginning of the month for the month’s services. The invoice amount is due upon receipt. The Company recognizes the revenue at the end of each month, equal to the invoice amount.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Wealth Management

AD Advisory Services Pty (ADS), the Company’s wealth management revenue, primarily consists of advisory revenue, commission revenue from insurance products, fees for preparing the statement of advice, rebalancing portfolios, and other financial planning activities. ADS is authorized and regulated by the Australian Securities & Investments Commission (ASIC) to conduct licensing activities in Australia.

ASC 606 establishes a five-step model for revenue recognition to enhance comparability and transparency across entities, industries, and capital markets. The Company only recognizes revenue that reflects the transfer of promised goods or services to customers in exchange for the consideration to which the entity expects to be entitled.

For ADS, a contract is an agreement between ADS and a client that creates enforceable rights and obligations, encompassing advisory services, insurance product commissions, and other financial planning activities. Contracts may be written, oral, or implied by customary business practices and are identified when both parties approve the agreement; each party can identify rights regarding the goods or services to be transferred, establish payment terms, and confirm that the contract has commercial substance and that payment collection is probable.

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

If a contract includes more than one performance obligation, ADS allocates the transaction price to each performance obligation based on its standalone selling price. When standalone selling prices are not directly observable, ADS estimates them using methods such as cost-plus margin, market assessment, or a residual approach, while considering the Customer’s perceived value of each service.

ADS recognizes revenue when (or as) a performance obligation is satisfied, i.e., when the control of the promised good or service is transferred to the Customer. For ongoing services, revenue is recognized over time, reflecting the continuous transfer of services. For services performed at a specific point in time, revenue is recognized upon completion. The pattern of revenue recognition is determined based on when the Customer obtains control of the promised good or service, which, for advisory services, is typically throughout the contract, and for transaction-based services (like insurance commissions or fees for specific planning activities), is at the point in time when the transaction is executed, or the service is rendered. If we receive payments before services, we defer and recognize them as revenue when we are satisfied with our performance obligation. Advisory revenue includes fees charged to clients in advisory accounts for which we are the licensed investment advisor. We bill advisory fees weekly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Margin Brokerage Business

Alchemy Markets Ltd (Alchemy Malta) and Alchemy Prime Ltd (Alchemy UK) are providers of trading services and solutions specializing in over-the-counter (“OTC”) and exchange-traded markets in Europe. Malta Financial Services Authority (MFSA) regulates Alchemy Malta with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden. The Financial Conduct Authority (FCA) regulates Alchemy UK in authorized countries, including England, Scotland, Wales, and Northern Ireland.

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

We recognize Brokerage (Trading) revenue under the principal model, following the guidance in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Brokerage (Trading) Revenues. The Brokerage (Trading) revenue is the Company’s largest source of revenue. Brokerage (Trading) revenue comprises retail OTC and advisory business revenue. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

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

We also generate business through an agency model by earning commissions and spreads for executing customer trades. We book these revenues on a trade-date basis. The Company acts as an agent for clearing trades but is the principal for fees paid to introducing brokers. The Company does not assume any market-making risk related to customer trades in this business.

Net interest revenue consists primarily of revenue generated by the Company’s cash and customer cash held at banks, as well as funds on deposit with the Company’s liquidity providers as collateral, less interest paid to the Company’s customers.

We record interest revenue and interest expense when earned and incurred, respectively.

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On September 30, 2025, and December 31, 2024, the Company had $24,777,611 and $24,781,389 cash and cash equivalents held at the financial institution.

Revenues

For the nine months ended September 30, 2025, and 2024, the Company generated $17,315,723 and $18,178,864 in revenues, representing a decrease of over 4.75% from the previous period. It comprises three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

Accounts Receivable

Accounts Receivable primarily represent the amount from four (4) technology customers. In some cases, customer receivables are due immediately upon demand; however, in most cases, the Company offers net 30 terms, where payment is due in full 30 days after the invoice date. The Company has based the allowance for doubtful accounts on its assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering historical experience, credit quality, the age of accounts receivable balances, economic conditions that may affect a customer’s ability to pay, and expected default rates. Trade receivables are written off when they are considered uncollectible.

As of September 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $0 and $22,382, respectively. The fiscal year’s bad debt expense ended September 30, 2025, and December 31, 2024, was $0 and $0, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended September 30, 2025, and 2024, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

The Company and its subsidiaries are involved in the following legal proceedings:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330 as of December 9, 2024. The claimants are Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), a Malta-incorporated broker that FDCTech purchased in June 2023. Following completion of the acquisition, the Company discovered that in 2019, the target company had anti-money laundering deficiencies and was fined by the Financial Intelligence Analysis Unit.

An external audit also revealed that the previous shareholders had taken loans from the company that were never repaid, resulting in the net capital of the company being lower than disclosed during negotiations. Based on these findings, FDCTech withheld the final payment to the sellers.

The claimants are seeking approximately $1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which will be served shortly. A Costs and Case Management Conference has been scheduled for November 17, 2025, at which directions will be given to the trial.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

This action is pending in the Superior Court of California, County of Orange. FDCTech alleges that the defendants, through their websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com, published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations. The Company claims these statements have caused significant reputational and financial harm, including lost business opportunities. FDCTech further alleges that the defendants engaged in an extortion scheme by demanding payment for the removal of defamatory content.

The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of September 30, 2025. A hearing is scheduled for December 15, 2025, on the Company’s motion.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

This appeal is pending before the Court of Appeal (Inferior Jurisdiction) in Malta. On September 23, 2023, the Financial Intelligence Analysis Unit (FIAU) imposed an administrative penalty of €419,997 and a follow-up directive on Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, based on a compliance examination conducted between November 25, 2019, and December 5, 2019. The examination occurred approximately four years prior to the decision and under a different ownership and control of the subsidiary.

The Company filed this appeal on October 19, 2023, challenging the decision-making process that led to the imposition of the penalty as well as the law on which it was based, asserting that the penalty is arbitrary and excessive, and claiming that certain aspects of the decision are unfounded both by law and in fact. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. The case is in the evidentiary production stage pertaining to the Company as appellant. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court is expected to schedule an additional hearing for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

This constitutional challenge is pending before the First Hall Civil Court (Constitutional Jurisdiction) in Malta and relates to the same September 23, 2023, FIAU decision described above. The Company filed this application on April 2, 2024, challenging: (i) the composition of the FIAU and its enabling law; (ii) the decision-making processes which allegedly breach the Company’s fundamental human right to a fair hearing; and (iii) that given the penal nature of the penalty, in breach of the Constitution of Malta, the Company was not adjudged by an independent court. The Company requests the Constitutional Court to set aside the FIAU decision in its entirety.

A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties being imposed by the FIAU are more akin to a penal sanction and that, therefore, subject persons should be afforded the full rights afforded to an accused under criminal law and has consistently quashed FIAU decisions on this basis. While these judgments are, in most part, subject to further appeal before the Constitutional Court of Appeal and have, in two instances, been overturned by the Constitutional Court of Appeal, the Company considers that the principles underpinning such previous judgments are applicable to the Company. The case remains pending as of September 30, 2025.

The Company believes it has meritorious defenses and counterclaims in the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of September 30, 2025, and December 31, 2024.

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

The Company is developing the Condor Investing and Trading App. The Company is currently capitalizing on the costs associated with the development. The R and D costs in the period ending September 30, 2022, were incurred in evaluating the technological feasibility of the Robo Advice Platform. The R and D costs in the period ending December 31, 2022, were incurred while evaluating the technological feasibility of the Condor Investing and Trading App. There were no R and D costs for the three months ending September 30, 2025, and 2024.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	September 30, 2025	December 31, 2024
USD: AUD	$1.5122	1.6168
USD: EUR	$0.8523	0.9662
USD: GBP	$0.7439	0.7990

Average exchange rate for the period:

	Q1 2025	Q2 2025	Q3 2025
USD: AUD	$1.5939	1.5605	1.5282
USD: EUR	$0.9507	0.8814	0.8553
USD: GBP	$0.7944	0.7489	0.7417

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2025, and 2024, the Company had weighted 422,584,729 and 389,639,674 basic and dilutive shares issued and outstanding.

During the period ended September 30, 2025, common stock equivalents were dilutive due to net income. Hence, they were considered in the computation.

During the period ended September 30, 2024, common stock equivalents were anti-dilutive due to net loss. Hence, they were not considered in the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At September 30, 2025, and December 31, 2024, the accumulated deficit was $2,241,003 and $2,563,620, respectively. At September 30, 2025, and December 31, 2024, the working capital surplus was $9,426,209 and $9,097,591, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the nine months ended September 30, 2025, and 2024, the Company incurred net income of $436,159 and a net loss $861,395, respectively.

As of September 30, 2025, the Company had a cash balance of $24,777,611, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

NOTE 4. CAPITALIZED SOFTWARE COSTS

During the three months ended September 30, 2025, and 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At September 30, 2025, and December 31, 2024, the unamortized balance of capitalized software for the Company, including software of subsidiaries, was $1,387,486 and $1,163,309.

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

In September 2022, the Company issued 30,000,000 common stock for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As director’s compensation, the Company issued 5,000,000 shares, valued at $60,000. Mr. Kundnani is the director and owner of APL.

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

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

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

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for services valued at $1.41 per share.

NOTE 6. LINE OF CREDIT

Since June 2016, the Company has obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases, effective as of the close of business on December 31, 2024. The interest rates for cash drawn are 12% and 25%, respectively. Since October 2024, the Company has obtained an additional unsecured revolving line of credit with a flexible spending limit, meaning there is no preset spending limit. The overtime pay limit is $45,000.00. The credit line has an average purchase interest rate of 28% as of September 30, 2025.

As of September 30, 2025, the Company complies with the credit line’s terms and conditions. As of September 30, 2025, and December 31, 2024, the outstanding balances were $260,238 and $115,337, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”) and receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. The outstanding balance of the PPP loan, including accrued interest at 1.00%, is approximately $890 as of September 30, 2025.

SBA Loan

On May 22, 2020, the Company received $144,900. The installment payments will include both principal and interest of $707 per month and begin twelve (12) months from the date of the promissory note. The principal and interest balance will be payable thirty (30) years from the date of the promissory note. Interest will accrue at 3.75% per annum and only on funds advanced from May 22, 2020, the advance date, for $144,900. The outstanding balance of the SBA loan, including accrued interest, is $107,805 as of September 30, 2025.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Irvine, California, USA (Company’s Headquarters)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is $95 per month, compared to the previous rent payment or membership fee for the New York Office of $890 per month, which covers general and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

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

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased a larger office space in the Limassol District, Cyprus, from an unrelated party for a one-year term. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased office space for its Chief Executive Officer. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months prior to the term’s end in June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

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

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leased office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta. As per the lease, this agreement shall continue on a month-to-month basis (any term after the term, also known as “Renewal Term”). The term and all subsequent renewal terms shall constitute the “Term.” AML may terminate this agreement by delivering to Regus Malta at least one (1) whole calendar month before the month in which AML intends to terminate this lease. AML is entitled to use the office and conference space if needed. The rent payment or membership fee for the AML Office is €1,659 per month. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located on the fifth floor at 142 Central Street, Clerkenwell, London, EC1V BAR. Agop Tanielian and Hourig Mercedes Tanielian hold the lease as landlords, and the Company, through its subsidiary Alchemy Prime Limited, is the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or $12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance, rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month written notice is given prior. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

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

Accrued Interest

At September 30, 2025, and December 31, 2024, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $45,379 and $70,493, respectively.

Pending Litigation

The Company and its subsidiaries are involved in various legal proceedings arising in the ordinary course of business. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable.

As of September 30, 2025, the Company’s material legal proceedings include the following:

Asher Alkoby, et al. v. FDCTech

The Company is defending a claim in the London Circuit Commercial Court (Claim Number LM-2024-000330) on December 9, 2024, brought by former shareholders of Alchemy Markets Ltd. (AML) acquired by the Company in June 2023. The claimants seek approximately $1.02 million under the Share Sale Agreement. The Company has counterclaimed for approximately $915,000 based on alleged breaches of representations and warranties, including undisclosed anti-money laundering deficiencies and misrepresentations regarding net capital. The Company believes it has meritorious defenses and counterclaims. A case management conference is scheduled for November 17, 2025. As of September 30, 2025, the Company cannot reasonably estimate the possible loss, if any, related to this matter and has not recorded an accrual.

FDCTech, Inc. v. Intelligenceline.com, et al.

The Company filed a complaint in the Superior Court of California, County of Orange, alleging defamation, trade libel, and false light against operators of certain websites that published allegedly false and defamatory statements about the Company. The complaint seeks damages and injunctive relief. As of September 30, 2025, the complaint had not been served. The Company believes the likelihood of loss related to this matter is remote.

Alchemy Markets Ltd. FIAU Matters

In September 2023, the Financial Intelligence Analysis Unit (FIAU) of Malta imposed an administrative penalty of €419,997 on Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, relating to a 2019 compliance examination conducted before the Company acquired the subsidiary. The subsidiary has challenged this penalty through two proceedings in Malta: (1) an administrative appeal before the Court of Appeal (Inferior Jurisdiction); and (2) a constitutional challenge before the First Hall Civil Court. Both proceedings are in the evidentiary phase.

The Company cannot reasonably estimate the possible loss, if any, at this time. The outcome of these proceedings is uncertain and could differ materially from management’s estimates.

While the Company believes it has meritorious positions in the above matters, litigation is inherently uncertain, and unfavorable outcomes could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of September 30, 2025, the Company believes its payroll tax liabilities are not yet estimated. The Company’s federal taxes are acceptable to the Internal Revenue Service.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

An Information Statement is being made available by the Board of Directors of FDCTech, Inc., a Delaware corporation (the “Company”), to holders of record of the Company’s common stock at the close of business on September 4, 2025 (the “Record Date”). The purpose of this Information Statement is to inform the Company stockholders of the following actions taken by written consent of the holders of a majority of the Company’s voting stock, dated September 4, 2025:

1.	To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 (the “Authorized Share Increase”), and the number of Preferred Stock from 10,000,000 shares to 15,000,000 shares (the “Authorized Share Increase”).

2.	To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2026, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 100, to be determined by the Board of Directors.

On September 4, 2025, our Board unanimously approved the Corporate Actions. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the actions disclosed herein as quickly as possible in order to accomplish the purposes of our Company, we chose to obtain the written consent of a majority of the Company’s voting power to approve the actions described in this Information Statement in accordance with Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”) and our bylaws. On September 4, 2025, the Approving Stockholders approved, by written consent, the Corporate Actions. The Approving Stockholders (common stock and Series A Preferred) own 370,128,105 shares, representing 87.6% of the total issued and outstanding voting power of the Company.

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

Previously, on February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Delaware to change the authorized shares. As per the Amendment, the Company shall have the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $.0001 per share.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

As of December 31, 2024, and 2023, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share.

As of September 30, 2025, and December 31, 2024, the Company had 422,584,729 and 390,584,729 common shares issued and outstanding, respectively.

As of September 30, 2025, and December 31, 2024, the Company had 4,500,000 and 4,500,000 Series A Preferred stock issued and outstanding.

As of September 30, 2025, and December 31, 2024, the Company had 2,371,844 and 2,361,844 Series B Preferred Stock issued and outstanding.

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

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ending September 30, 2025.

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

On July 31, 2022, the Company issued 250,000 restricted common shares to a consultant in exchange for professional services, valued at $9,475.

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

The following table shows the changes in AOCI by component for the three months ending September 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of June 30, 2024	$(19,712)
Other comprehensive income/(loss), ADS	4,367
Other comprehensive income/(loss), AML	92,172
Other comprehensive income/(loss), APL	59,646
Other comprehensive income/(loss), ATECH	3,119
Total other comprehensive income/(loss)	159,304
Balance as of September 30, 2024	$139,592

Balance as of June 30, 2025	$(145,804)
Other comprehensive income/(loss), ADS	(80,273)
Other comprehensive income/(loss), AML	(248,201)
Other comprehensive income/(loss), APL	15,427
Other comprehensive income/(loss), ATECH	269,733
Total other comprehensive income/(loss)	(43,314)
Balance as of September 30, 2025	$(189,118)

NOTE 11. COMPREHENSIVE INCOME (continued)

The following table shows the changes in AOCI by component for the nine months ending September 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	17,469
Other comprehensive income/(loss), AML	(152,765)
Other comprehensive income/(loss), APL	46,393
Other comprehensive income/(loss), ATECH	3,267
Total other comprehensive income/(loss)	(85,636)
Balance as of September 30, 2024	$139,592

Balance as of December 31, 2024	$278,498
Other comprehensive income/(loss), ADS	(228,060)
Other comprehensive income/(loss), AML	(569,969)
Other comprehensive income/(loss), APL	65,100
Other comprehensive income/(loss), ATECH	265,313
Total other comprehensive income/(loss)	(467,616)
Balance as of September 30, 2025	$(189,118)

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 13. SUBSEQUENT EVENTS

Acquisition of Alchemy International Ltd. (“AIL”)

On November 11, 2025, announced it has finalized the acquisition of Alchemy International Ltd., a Seychelles-licensed securities dealer regulated under license number SD136 by the Financial Services Authority (FSA). The change of control was approved on October 29, 2025, by the FSA. Alchemy International becomes a key operational subsidiary within Company’s expanding global architecture, enabling the Company to serve a broader base of offshore brokerages, high-frequency traders, and institutional clients seeking regulated access to foreign exchange and multi-asset markets.

Available financial information: AIL reported audited IFRS revenue, net profit, and net assets of $3.74 million, $0.48 million, and $2.16 million for the fiscal year ended December 31, 2024 (Revonti Limited, auditors). For 2025 year-to-date through September 30, 2025 (unaudited management accounts dated November 5, 2025), AIL reported revenue, net profit, and net assets of $7.56 million, $3.91 million, and $6.07 million respectively.

As the acquisition closed after the reporting date, it is a non-recognized/non-adjusting subsequent event. No adjustments have been recorded to the accompanying historical financial statements. The transaction will be accounted for as a business combination under ASC 805 (U.S. GAAP) on the acquisition date, with identifiable assets acquired and liabilities assumed recognized at their acquisition-date fair values and any excess purchase consideration recognized as goodwill. The Company is performing a preliminary purchase price allocation; the measurement period will not exceed one year from the acquisition date. Given the nature of AIL’s operations, identifiable intangibles are expected to include customer relationships and technology; the assembled workforce will not be recognized as an intangible asset. Evaluation of any separately identifiable regulatory rights will be completed as part of the valuation analysis.

The Company will provide the required pro forma financial information and significance analyses in its SEC filings according to Rule 3-05 of Regulation S-X.

Xoala Asia — Mauritius PIS License

On November 6, 2025, Xoala Asia was granted a Payment Intermediary Services (“PIS”) license by the Financial Services Commission of Mauritius (the “FSC”) (license no. GB25204956) pursuant to Section 14 of the Financial Services Act 2007 (Mauritius) and the Financial Services Rules 2008. The PIS license authorizes Xoala Asia to operate as a payment intermediary in Mauritius and to build out the following activities consistent with its business plan:

●	facilitate payment transactions between payers and recipients, including initiation, processing, and settlement;

●	provide secure payment-gateway services for online and mobile card transactions;

●	acquire merchants and enable acceptance and processing across retail, e-commerce, and other channels;

●	facilitate cross-border payments and remittances for businesses and individuals; and

●	process credit and debit card payments, managing the full transaction lifecycle from authorization through settlement.

Management is in the process of implementing the compliance, technology, and operating framework required by the FSC (including AML/CFT, safeguarding of client funds where applicable, operational resilience, data protection, and reporting). Commencement of commercial operations will depend on the successful onboarding of merchants and partners and continuing adherence to FSC requirements.

The granting of the PIS license occurred after the [Balance Sheet Date] and does not provide additional evidence of conditions that existed at that date. Accordingly, under ASC 855 (U.S. GAAP), this is a non-recognized subsequent event (Type II). No adjustments have been made to the consolidated financial statements as of and for the period ended September 30, 2025. At the date these financial statements were issued, management cannot reasonably estimate the financial impact of this license on future periods.

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that no other events would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward looking statements include, but are not limited to, financial and operational information, the volatility of our stock price, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Nine months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2024 (Unaudited)
Revenue	$8,938,912	12,169,469
Cost of sales	$3,458,121	6,363,631
Gross Profit (loss)	$5,480,791	5,805,838
Gross Margins	61.31%	47.71%

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

Wealth Management Revenue & Gross Margins:

	Nine months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2024 (Unaudited)
Revenue	$4,976,601	4,922,551
Cost of sales	$4,410,589	4,461,671
Gross profit (loss)	$566,012	460,880
Gross margins	11.37%	9.36%

Technology & Software Development Business

For the three months ended September 30, 2025, and 2024, the Company had seven and nine licensing agreements, respectively, for its Condor Pro Multi-Asset Trading Platform. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

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

Technology & Software Development Revenue & Gross Margins:

	Nine months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2024 (Unaudited)
Revenue	$3,400,210	1,086,844
Cost of sales	$-	119,708
Gross profit (loss)	$3,400,210	967,136
Gross Margins	100.00%	88.99%

CIM Acquisition Termination

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company believed that this would cause further delays in the approval process. Our board has decided that the management team focus on expanding and developing our core non-US foreign exchange business to maximize shareholder value.

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company paid the community bank a sum of $100,000 in six equal installments of $15,000, plus one final payment of $10,000, from April 2024 to November 2024.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the nine months ended September 30, 2025, and 2024, the Company generated $17,315,723 and $18,178,864 in revenues, and a net profit of $436,159 and $861,395.

Financial Condition as of September 30, 2025

On September 30, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,241,003, $24,777,611, and $9,426,209, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025, compared with Three Months Ended September 30, 2024

The consolidated revenues for the three months ended September 30, 2025, and 2024 were $5,903,372 and $5,673,008, respectively. During the three months ended September 30, 2025, and 2024, the Company reported a net income and a net loss of $755,408 and $649,565, respectively.

The total revenue breakdown for the three months ended September 30, 2025, and 2024 is below:

Three Months Ended	September 30, 2025	September 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	23.59%	9.38%
Wealth Management	30.29%	29.43%
Brokerage	46.12%	61.19%
Total	100.00%	100.00%

During the three months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $2,743,574 and $2,754,088 (excluding amortization expenses), respectively. The G&A costs were 46.47% and 48.55% of the revenue for the three months ended September 30, 2025, and 2024, respectively. Amortization expenses were $0 and $93,541 for the three months ended September 30, 2025, and 2024, respectively, included in the Cost of sales.

The rental expense was $66,511 and $10,861 for the three months ended September 30, 2025, and 2024, respectively.

The Company incurred $323,634 and $383,777 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.48% and 6.76% of the sales for the fiscal year ending September 30, 2025, and 2024, respectively.

Nine months ended September 30, 2025, compared with Nine months ended September 30, 2024

The consolidated revenues for the nine months ended September 30, 2025, and 2024 were $17,315,723 and $18,178,864, respectively. During the three months ended September 30, 2025, and 2024, the Company reported net income and a net loss of $436,159 and $861,395, respectively.

The total revenue breakdown for the three months ended September 30, 2025, and 2024 is below:

Nine months ended	September 30, 2025	September 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	19.64%	5.98%
Wealth Management	28.74%	27.08%
Brokerage	51.62%	66.94%
Total	100.00%	100.00%

During the nine months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $7,523,340 and $7,575,616 (excluding amortization expenses), respectively. The G&A costs were 43.45% and 41.67% of the revenue for the nine months ended September 30, 2025, and 2024, respectively. Amortization expenses were $0 and $119,708 for the nine months ended September 30, 2025, and 2024, respectively, included in the Cost of sales.

The rental expense was $199,533 and $32,583 for the nine months ended September 30, 2025, and 2024, respectively.

The Company incurred $898,430 and $1,211,724 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.19% and 6.67% of the sales for the fiscal year ending September 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, and December 31, 2024, we had cash balances of $24,777,611 and $24,781,389, respectively. At September 30, 2025, and December 31, 2024, the working capital surplus was $9,426,209 and $9,097,591, respectively. The increase in working capital surplus was primarily due to the acquisition of AML and APL, resulting in an increase in current assets over current liabilities as of September 30, 2025.

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

PPP and SBA Funding in 2020

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two ($50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company paid off the PPP Note and all accrued interest as of September 30, 2025.

On May 22, 2020, the Company received proceeds of $144,900. The outstanding balance of the SBA loan, including accrued interest, is $107,805 as of September 30, 2025.

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

On November 30, 2023, Kundnani, a related party, purchased 2,500,000 shares of the Company’s Series A Preferred stock for $2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 shares of the Company’s common stock for $5.5 million. The Company has issued the Common stock to Kundnani. The Company has not received funds as of the date of the report.

GOING CONCERN CONSIDERATION

We generated revenues of $17,315,723 and $18,178,864 for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, and December 31, 2024, the accumulated deficit was $2,241,003 and $2,563,620. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

For a more detailed description of our significant and critical accounting policies, please refer to Note 2 in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on September 30, 2025.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2025, and 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows. The following proceedings are disclosed pursuant to Item 103 of Regulation S-K:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330 as of December 9, 2024. The claimants are former shareholders of a Malta-incorporated broker, Alchemy Markets Ltd. (“AML”), that the Company acquired in June 2023, pursuant to a share sale agreement (the “Share Sale Agreement”). Following the acquisition, the Company discovered undisclosed anti-money laundering deficiencies from 2019 and misrepresentations regarding AML’s net capital. The claimants are seeking approximately $1.02 million under in connection with the Share Sale Agreement. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. A case management conference is scheduled for November 17, 2025.

Alchemy Markets Ltd. FIAU Proceedings

Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, is involved in two related proceedings in Malta challenging an administrative penalty of €419,997 imposed by the Financial Intelligence Analysis Unit (FIAU) based on a 2019 compliance examination that occurred prior to the Company’s ownership. The first proceeding is an appeal before the Court of Appeal (Inferior Jurisdiction) challenging the penalty on administrative law grounds. The second is a constitutional challenge before the First Hall Civil Court, arguing the FIAU’s decision-making process violated the subsidiary’s constitutional rights. Both proceedings are in the evidentiary phase.

The Company believes it has meritorious defenses and counterclaims in the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

(a) On October 29, 2025, FDCTech, Inc., a Delaware corporation (“FDCT” or the ““Company”), completed the acquisition of Alchemy International Ltd., a Seychelles-licensed securities dealer regulated under license number SD136 by the Financial Services Authority (FSA) (the “Transaction”), pursuant to a Share Purchase Agreement, dated October 29, 2025 (the “Share Purchase Agreement”). The FSA approved the change of control on October 29, 2025.

Pursuant to the Share Purchase Agreement, the Company acquired 49,950 of 50,000 issued shares from Sync Capital Limited and Mr. Gope Shyamdas Kundnani, shareholders of Alchemy International Ltd., effectively assuming full operating control of Alchemy International Ltd. Mr. Kundnani is the sole beneficial owner of Alchemy International Ltd., holding his interest directly and indirectly through Sync Capital Limited. The consideration for the transaction is $2,000,000 (the “Purchase Price”), subject to adjustment based on the regulatory own funds capital at closing. The Purchase Price, payable in cash or in the form of the Company’s capital stock, is due by January 29, 2026.

As Mr. Gope Shyamdas Kundnani is a member of the Company’s board of directors, the transaction is considered a related party transaction for the purposes of Item 404(a) of Regulation S-K. The transaction was reviewed, voted upon, and approved by the disinterested board members prior to execution of the Share Purchase Agreement.

The foregoing description of the Share Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Share Purchase Agreement, a copy of which is furnished as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K .

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

10.1	Share Purchase Agreement date as of October 29, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date: November 13, 2025	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO
(Principal Executive Officer)

Date: November 13, 2025	/s/ Imran Firoz
Imran Firoz, CFO
(Principal Accounting Officer)

