Form 10-K
period 2025-12-31
FDCTECH, INC.
filed 2026-04-17
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2025, of $0.048 per share, the last business day of the registrant’s most recently completed second quarter, was approximately $20,284,067.

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of April 17, 2026, was 423,084,729.

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

Overview

FDCTech, Inc. (“FDCTech,” “Company,” “we,” “us,” or “our”) is a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. The Company provides a range of proprietary and third-party technology solutions, including its flagship Condor Trading Technology, which supports multi-asset trading, risk management, and pricing for forex, equities, commodities, and digital assets. FDCTech is a U.S.-based, fully reporting public company and currently trades under the symbol OTC: FDCT.

Founded in January 2016 as a back-office technology solution provider, FDCTech has transformed into a diversified global fintech platform through strategic acquisitions. Our growth trajectory includes the acquisitions of AD Advisory Services Pty Ltd. (2021), Alchemy Markets Ltd. (2022-2023), Alchemy Prime Limited (2023), and, most recently, Alchemy International Ltd. (2025), expanding our global footprint across Australia, Malta, the United Kingdom, Cyprus, Seychelles, and Mauritius.

FDCTech, Inc. is the parent holding company with the following wholly-owned and majority-owned subsidiaries:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets	Technology
AD Advisory Services Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl the United Kingdom)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
Alchemytech Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	100.00%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party

Our Business Segments

We operate through four complementary business segments:

Margin Brokerage: Through Alchemy Markets Ltd. (Malta, MFSA-regulated), Alchemy Prime Limited (UK, FCA-regulated), and Alchemy International Ltd. (Seychelles, FSA-regulated), we provide multi-asset trading services in forex, CFDs, equities, commodities, and digital assets to retail and institutional clients globally.

Wealth Management: Through AD Advisory Services Pty Ltd. (Australia, ASIC-regulated), we operate a wealth management business with 28 financial advisors managing and advising over $530 million in funds under advice under the aegis of our license, where we provide licensing solutions and financial planning services to these financial advisors.

Technology and Software Development: Through FDCTech and Alchemytech Ltd. (Cyprus), we develop and license our proprietary Condor Trading Technology suite, including the Condor Pro Multi-Asset Trading Platform and Condor Risk Management back-office system.

Payment Intermediary Services: Through Xoala Asia (Mauritius, FSC-licensed), we are developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement our brokerage and wealth management operations. This segment is in the early stages of development.

For a more detailed description of our business, subsidiaries, industry, and market opportunity, competition, and business strategy, see “Business” beginning on page 4.

Industry and Market Opportunity

We operate at the intersection of several large and growing global markets: (i) foreign exchange (“FX”), contracts for difference (“CFDs”) and multi-asset online trading; (ii) wealth management and financial advisory services; (iii) trading technology and infrastructure; and (iv) digital payments and cross-border transaction services. Through our subsidiaries, we provide margin brokerage services in Europe, the United Kingdom, Seychelles, and Mauritius; wealth management services in Australia; proprietary trading technology and connectivity; and, through Xoala Asia, we are building a regulated payment intermediary platform in Mauritius.

Global FX, CFD, and Online Trading Markets

The FX market is one of the largest and most liquid financial markets in the world. According to the Bank for International Settlements (“BIS”) 2025 triennial survey, average daily turnover in global FX markets reached approximately $9.6 trillion in April 2025, an increase of about 28% compared to April 2022(1). The BIS notes that its survey is the primary global source on the size and structure of OTC FX markets. This growth reflects the continued globalization of trade and capital flows, the increased use of electronic trading platforms, and rising participation from both institutional and retail traders.

Parallel to growth in underlying FX and derivatives volumes, the online trading platform market has expanded as investors migrate from traditional channels to mobile- and cloud-based brokerage solutions. Industry research from Grand View Research estimates that the global online trading platform market was approximately $9.6 billion in 2023 and is expected to reach $15.6 billion by 2030, representing a compound annual growth rate (“CAGR”) of approximately 7.3% from 2024 to 2030(2). Other industry analysts similarly forecast mid-single- to high-single-digit CAGRs(3) for online trading platforms over the next decade, driven by broader retail participation, declining trading fees, and increased product breadth, including derivatives and digital assets.

Within this broader online trading segment, CFD brokers represent a sizeable niche. DataIntelo(4) estimates that the global CFD broker market generated approximately $12.5 billion of revenue in 2023 and could reach $22.4 billion by 2032, implying a CAGR of approximately 6.7%. Industry publications note that publicly traded CFD and leveraged trading brokers such as IG Group, Plus500, CMC Markets, and XTB have reported robust revenue trends supported by strong client trading activity and increased active accounts.

We believe our margin brokerage businesses—Alchemy Markets Ltd. (“AML”) in Malta, Alchemy Prime Ltd. (“APL”) in the United Kingdom, and Alchemy International Ltd. (“AIL”) in Seychelles—are positioned to participate in these trends by offering leveraged FX, CFD and multi-asset trading solutions to retail and institutional clients across the European Union, the United Kingdom, selected offshore jurisdictions and other international markets. As regulatory reforms such as MiFID II in Europe and leverage caps in major markets have raised barriers to entry and increased compliance costs, we expect competitive differentiation to continue to shift toward technology, execution quality, and regulatory credibility, rather than purely marketing-led client acquisition.

Wealth Management and Financial Advisory Services

Our Australian subsidiary, AD Advisory Services Pty Ltd. (“ADS”), operates in the wealth management and financial advisory market, providing licensing solutions and financial planning services to a network of financial advisers and accountants, with more than $530 million in funds under advice as of December 31, 2024.

The global asset and wealth management industry is significant and growing. A 2025 report by PwC projects that global assets under management could increase from approximately $139 trillion in 2024 to about $200 trillion by 2030(5), with wealth management for affluent individuals highlighted as a major growth area. Structural trends such as aging populations, the shift from defined-benefit to defined-contribution retirement systems, and increasing household participation in capital markets are driving demand for professional financial advice and administration.

Within Australia, superannuation (retirement) assets and self-managed superannuation funds have created a large addressable base for licensed advisers, tax professionals, and integrated financial planning practices. ADS competes in this environment as a mid-sized licensee and adviser network and, we believe, benefits from the broader trend toward outsourcing compliance, technology, and practice management functions by independent advisers seeking scale and regulatory support.

Trading Technology and Multi-Asset Infrastructure

FDCT began as a technology company and continues to invest in proprietary trading infrastructure, particularly our Condor Pro Multi-Asset Trading Platform, Condor Risk Management back office, and related pricing and connectivity tools. We license these systems to third-party brokers and financial institutions and also use them to power our own brokerage operations.

Industry analysts estimate that the digital banking platform market was approximately $20.8 billion in 2021 and may grow to approximately $107.1 billion by 2030, at a projected CAGR of roughly 20.5%(6). The broader digital banking market — including platforms and services — is expected to grow from about $35.3 billion in 2024 to $79.4 billion by 2030, a CAGR of approximately 14.5%(7). In parallel, the global AI trading platform market is forecast to grow from approximately $11.2 billion in 2024 to $33.5 billion by 2030, reflecting a CAGR of about 20% as firms deploy AI for execution, analytics, and risk management(8).

We believe the same forces that are driving banks and large brokerages to refresh their digital platforms—cloud migration, open-API architectures, real-time risk and regulatory reporting, and the need to support multiple asset classes and geographies—also create demand for modular trading technology such as ours. Our platform is designed to support FX, CFDs, equities, commodities, and other products, integrate with third-party customer relationship management (“CRM”) and banking systems, and meet regulatory requirements in multiple jurisdictions.

Digital Payments and Cross-Border Transactions

Through Xoala Asia, we intend to build a payment intermediary services business that provides payment gateway, merchant acquiring, cross-border remittance, and card processing capabilities. The Financial Services Commission of Mauritius has granted Xoala Asia a Payment Intermediary Services license.

The global cross-border payments market is sizeable and expanding. Grand View Research estimates that the cross-border payments market generated approximately $212.6 billion in revenue in 2024 and could reach $320.7 billion by 2030, representing a projected CAGR of approximately 7.1% over the period(9). Juniper Research projects that global cross-border business-to-business (“B2B”) payment transactions will increase from about 16.3 billion in 2025 to 18.3 billion in 2030, driven by globalization and new payment technologies, including digital wallets and stablecoins(10).

At the same time, the overall payments landscape is undergoing digital transformation. J.P. Morgan has estimated that global payments flows could reach approximately $290 trillion by 2030, supported by e-commerce, real-time payment systems, and open banking initiatives(11). Within this ecosystem, providers such as PayPal, Wise, Western Union, Visa, and Mastercard are identified as major players in cross-border payments, leveraging global networks and multi-currency capabilities(12).

We intend for Xoala Asia to complement our brokerage and wealth management businesses by facilitating faster and more efficient client funding, withdrawals, and partner settlements, particularly in emerging markets where traditional banking access remains limited. There can be no assurance that we will successfully commercialize these services or capture a meaningful share of the cross-border payments market.

Competition

We operate in highly competitive markets across each of our business segments. Our ability to compete successfully depends on a number of factors, including our technology, regulatory capabilities, pricing, customer service, and brand recognition.

Margin Brokerage

Our margin brokerage subsidiaries—Alchemy Markets Ltd. (Malta), Alchemy Prime Limited (UK), and Alchemy International Ltd. (Seychelles)—compete in the global retail and institutional FX, CFD, and multi-asset trading markets. Competitors include:

● large global retail brokers and market makers such as IG Group, CMC Markets, Plus500, OANDA, and Saxo Bank, which have established brands, significant customer bases, and substantial financial resources;

● regional and offshore CFD and FX brokers operating in European, Asian, and emerging markets, many of which compete aggressively on spreads, leverage, and promotional incentives; and

● institutional prime-of-prime brokers and liquidity providers that serve professional traders, hedge funds, and smaller brokerages.

Competition in margin brokerage is driven by trading costs (spreads and commissions), execution quality and speed, range of tradable instruments, platform functionality and reliability, regulatory reputation and fund safety, customer service, and marketing reach. Many of our competitors have greater financial resources, broader product offerings, and more established brand recognition than we do.

Customers choose among FX/CFDs providers based on technology features (multi-asset support, latency, reliability, and risk tools), integration with CRM, compliance and banking systems, security and regulatory reporting capabilities, pricing and commercial terms, and quality of implementation and ongoing support. Our Condor Pro Multi-Asset Trading Platform and related technologies are designed to be regulatory-compliant, multi-jurisdictional, and modular, and we believe this approach allows us to address the needs of both our own brokerage operations and external B2B clients. Nevertheless, we compete against larger and better-capitalized technology providers with broader client bases and more extensive research and development resources.

Wealth Management

Our Australian subsidiary, AD Advisory Services Pty Ltd. (ADS), competes in the Australian wealth management and financial advisory market. Competitors include:

● large institutional wealth managers and dealer groups such as AMP, IOOF, and Insignia Financial, which operate extensive adviser networks and have significant assets under advice;

● mid-sized licensees and adviser networks, including self-licensed practices and boutique dealer groups that compete for advisers and clients; and

● emerging digital wealth platforms and robo-advisors that offer lower-cost, technology-driven financial planning solutions.

Competition in wealth management is driven by the quality and breadth of financial planning services, fee structures, compliance and regulatory support for advisers, technology platforms, investment product offerings, and brand trust. ADS competes as a mid-sized licensee and adviser network, and we believe it benefits from the broader trend toward outsourced compliance and licensing solutions following regulatory reforms in Australia.

Technology and Software Development

Through FDCTech and Alchemytech Ltd. (ATECH), we license our proprietary Condor Trading Technology suite to brokerages and financial institutions. Competitors include:

● established trading platform providers such as MetaQuotes (MetaTrader 4/5), Spotware (cTrader), and Devexperts (DXtrade), which dominate the retail FX and CFD platform market globally;

● enterprise trading technology vendors serving institutional clients, including Trading Technologies, FlexTrade, and Refinitiv, which offer sophisticated multi-asset trading and risk management solutions; and

● emerging fintech companies and white-label solution providers offering modular, cloud-based trading infrastructure and back-office systems.

Customers choose among these providers based on technology features (multi-asset support, latency, reliability, and risk tools), integration with CRM, compliance and banking systems, security and regulatory reporting capabilities, pricing and commercial terms, and quality of implementation and ongoing support. Our Condor Pro Multi-Asset Trading Platform competes as a newer entrant, and we seek to differentiate through customization, vertical integration with our brokerage operations, and flexible licensing arrangements.

Payments and Payment Intermediary Services

Once commercialized, Xoala Asia will operate in the competitive payments and cross-border remittance market. Competitors include:

●	global payment networks, digital wallets, and remittance providers such as PayPal, Wise, Western Union, MoneyGram, Visa, Mastercard, and others, which industry research identifies as major players in cross-border payments(13);

●	regional payment processors, merchant acquirers, and gateway providers that serve e-commerce, retail, and small-business customers in key markets; and

●	emerging fintech and blockchain-based payment solutions that aim to reduce friction and cost in cross-border transactions.

Competition in payments is driven by transaction pricing and foreign exchange spreads, speed and reliability of settlement, geographic coverage and currency pairs supported, quality of technology and integration (including APIs and SDKs), user experience, fraud prevention and compliance capabilities, and brand trust. As a new market entrant, we expect Xoala Asia to face significant competitive and regulatory challenges. There can be no assurance that we will be able to acquire and retain merchants and partners on attractive terms or achieve profitable scale in this segment.

(13)	“Cross-Border Payments Market Size & Share Report, 2030”, Grand View Research, July 2025

Business Strategy

Our strategy is to build an integrated, technology-driven financial services platform that solves the structural barriers faced by (i) existing FX/CFD and multi-asset brokerages and (ii) entrepreneurs who seek to launch new brokerage or proprietary trading businesses, while also improving outcomes for end-traders.

Solving Structural Problems for Existing Brokerages and New Entrants

We believe the current market structure is unfavorable to both average traders and smaller or emerging brokerages. The “current system” often features: (i) fragmented infrastructure from multiple vendors; (ii) slow and expensive client funding; (iii) opaque pricing and execution; (iv) high fixed costs and regulatory complexity; and (v) concerns around the safety of client assets and regulatory oversight. Entrepreneurs often never launch, and small brokerages rarely scale, due to the high cost of entry, technology barriers, liquidity and counterparty risks, and uncertainty about regulatory and banking relationships.

Our business strategy is to address these pain points by offering a full-stack solution that combines:

●	proprietary multi-asset trading technology;

●	regulated brokerage and wealth management licenses in key jurisdictions;

●	institutional liquidity and dealing capabilities; and

●	emerging digital payment and funding rails.

We seek to provide both existing brokerages and new entrants with a “plug-and-play” way to access technology, licensing, and liquidity that historically were available only to large institutions.

1. Deliver a Plug-and-Play Brokerage Stack for Entrepreneurs and New Firms

A core pillar of our strategy is to lower the cost, complexity, and time-to-market for entrepreneurs who want to start an FX/CFD brokerage, prime-of-prime broker, or proprietary trading firm.

Through FDCTech and our technology subsidiary, Alchemytech Ltd. (“ATECH”), we offer turnkey solutions such as Start-Your-Own Brokerage (“SYOB”), Start-Your-Own Prime Brokerage (“SYOPB”), and FX/OTC liquidity solutions. These turnkey offerings are built around our proprietary Condor suite, including:

Condor Pro Multi-Asset Trading Platform, supporting FX, CFDs, equities, commodities, and digital assets across desktop, web, and mobile;

Condor Risk Management Back Office, providing dealing desk tools, risk analytics, margin calls, alerts, and exposure monitoring; and

Condor Back Office APIs to integrate third-party CRM and banking systems.

We intend to position this stack as a “plug-and-play brokerage” for new entrants: entrepreneurs can leverage our technology, connectivity, and, where appropriate, our group’s regulated entities, rather than assembling their own technology, liquidity, compliance, and operational capabilities from scratch. Our goals for this segment include:

●	reducing the upfront capital expenditures and implementation risk for launching a brokerage or prop firm;

●	shortening the timeline from concept to live trading;

●	providing access to institutional-grade spreads and liquidity;

●	embedding risk management and regulatory-compliant reporting into the platform from day one; and

●	offering optional consulting, project management, and integration support for non-technology founders.

There can be no assurance that we will continue to attract new brokerage or prop firm clients at the pace we anticipate, or that these clients will achieve or maintain profitability.

2. Upgrade Existing Brokerages Through Technology, Liquidity, and Outsourcing

For existing brokerages and financial institutions already operating in FX/CFD or multi-asset markets, our strategy is to serve as a technology and liquidity partner that helps them modernize their infrastructure and scale efficiently.

In our Technology & Software Development segment, we generate revenues by licensing trading platforms, back-office systems, pricing engines, and integration technology to third-party brokers, prime brokers, prime-of-prime brokers, and banks. Through ATECH, we provide:

●	licensing of Condor trading and risk systems;

●	custom software development for clients with unique requirements; and

●	consulting services to design and implement end-to-end brokerage workflows.

We also intend to leverage our regulated brokerage entities—Alchemy Markets Ltd. (“AML”), Alchemy Prime Limited (“APL”), and Alchemy International Ltd. (“AIL”)—to support existing brokerages with institutional liquidity, prime-of-prime services, and white-label or “broker-under-our-umbrella” models, where permitted by local regulation.

For existing brokers, our strategy focuses on:

●	replacing or complementing legacy trading and risk systems with modern, multi-asset platforms;

●	consolidating multiple technology and liquidity vendors into a more integrated solution;

●	offering back-office and risk tools that support regulatory reporting and client money controls; and

●	allowing management teams to focus on distribution and customer relationships while we support underlying technology and infrastructure.

3. Leverage a Regulated Global Footprint to Provide Licensing and Regulatory “Umbrella” Options

We are building a multi-jurisdictional regulatory footprint spanning wealth management (ADS in Australia), investment services and securities dealing (AML in Malta, APL in the United Kingdom, AIL in Seychelles), and payment intermediary services (Xoala Asia in Mauritius).

Our strategy is to use this footprint to help solve a core problem for both existing and aspiring brokerages: regulatory complexity and access to reputable licenses. For appropriate counterparties and structures, we intend to:

●	offer “regulatory umbrella” arrangements where certain activities can be conducted under our licensed entities (subject to local law and regulator approval);

●	use EU, UK, and other licenses to support cross-border offerings where permissible; and

●	provide guidance, via our internal expertise and external advisors, on structuring businesses to meet local regulatory requirements.

While we do not present ourselves as a regulatory advisor or law firm, we believe our experience operating under ASIC, MFSA, FCA, FSA (Seychelles), and FSC (Mauritius) regimes enables us to design platforms and workflows that embed regulatory expectations such as client categorization, best execution, leverage limits, negative balance protection, and AML/CTF controls.

There can be no assurance that regulators will approve new products, cross-border arrangements, or licensing structures we may pursue, or that future regulatory changes will not increase our costs or restrict our business model.

4. Integrate Payments and Faster Funding to Address Funding and Trust Gaps

A recurring problem for both traders and brokerages is slow and expensive funding, including delays in deposits and withdrawals and difficulty accessing banking relationships, particularly in high-risk or emerging markets.

Through Xoala Asia, our Mauritian Payment Intermediary Services licensee, we intend to develop a payments and funding layer that can support:

●	faster onboarding and funding of client accounts through payment gateways and merchant acquisition;

●	cross-border remittance capabilities to move funds between clients, brokers and liquidity providers; and

●	improved reconciliation and reporting for brokerage and wealth management flows.

Our strategy is to make payments infrastructure a core part of the value proposition for both new and existing broker clients, addressing funding frictions that can otherwise undermine trading activity and customer trust. Over time, we may integrate these payment capabilities into the Condor Investing & Trading App and other front-end experiences, subject to regulatory constraints.

There can be no assurance that we will successfully commercialize Xoala Asia’s payment services or obtain the necessary banking and card network relationships to scale this business.

5. Continue to Invest in Product Innovation for Traders and Advisors

While our technology primarily targets B2B clients (brokers, financial institutions, advisors), our strategy also includes building front-end products for traders and wealth management clients to support our B2B2C model.

Key initiatives include:

Condor Investing & Trading App – a simplified, mobile-first platform designed for investors with varied levels of experience to trade stocks, ETFs, and other financial instruments. We expect this app to extend our technology directly to retail users and to be white-labelled by partner brokers and advisers.

Enhanced analytics, charting, and risk tools within Condor Pro, targeting professional day traders and active retail traders who demand institutional-grade functionality but are served by smaller or mid-sized brokers.

Digital tools for wealth advisers and accountants at ADS, including practice-management, reporting, and client-engagement features that can be integrated with our trading platforms and, where appropriate, payment solutions.

By improving the end-user experience for traders and wealth clients, we aim to make our platform more attractive to brokerages and advisers seeking to differentiate themselves in the market.

6. Pursue Disciplined Acquisitions to Expand Our Platform and Unlock Valuation Upside

Since 2021, we have executed an acquisition-driven growth strategy, adding ADS (wealth management), AML and APL (brokerage), and AIL (securities dealer), and establishing ATECH and Xoala Asia.

Our acquisition strategy is designed to:

●	expand our regulatory footprint (for example, electronic money institutions and additional securities dealer licenses);

●	add complementary capabilities (such as market making, digital wallets, or prop trading communities) that can be integrated into our technology and payments stack;

●	grow our revenue base and user count; and

●	capture potential “valuation arbitrage” between private acquisition multiples and public trading multiples for comparable businesses.

We intend to remain disciplined in our M&A strategy, focusing on targets that (i) are accretive to earnings over time, (ii) offer strategic synergies with our core platform, and (iii) can be integrated into our risk management and compliance framework. There can be no assurance that we will complete any of our contemplated transactions on favorable terms or at all, or that any acquisitions we complete will achieve the expected financial or strategic benefits.

7. Build a Diversified, Global, Multi-Revenue-Stream Platform

Finally, we aim to build a diversified global platform with multiple revenue streams—technology licensing, brokerage dealing and liquidity fees, advisory and administration fees, and, over time, payments and digital asset-related revenues.

Between 2021 and 2024, we transformed from a niche technology licensing business into a broader fintech platform with revenues from technology, wealth management, and brokerage trading, and we now serve more than 500,000 users worldwide. Our strategy is to continue to grow each of our segments while maintaining balance so that we are not overly dependent on any single product or geography.

We believe that, if executed successfully, this strategy will allow us to:

●	provide differentiated solutions to existing and aspiring brokerages;

●	deepen relationships with entrepreneurs and institutional partners;

●	improve outcomes for traders and wealth clients; and

●	enhance long-term shareholder value.

However, our ability to execute on our business strategy is subject to numerous risks and uncertainties, including competitive pressures, regulatory changes, integration risks related to acquisitions, our ability to raise capital, and broader macroeconomic conditions. See “Risk Factors—Risks Related to Our Business and Industry” and “Risks Related to Our Growth Strategy.”

Governmental Regulation

We operate in multiple jurisdictions and are subject to extensive regulation of our brokerage, wealth management, and payments activities. Our key regulated entities are AD Advisory Services Pty Ltd in Australia, Alchemy Markets Ltd in Malta, Alchemy Prime Limited in the United Kingdom, Alchemy International Ltd in Seychelles, and Xoala Asia in Mauritius. Failure by any of these entities to comply with applicable laws and regulations could result in fines, business restrictions, license conditions, or the suspension or loss of licenses.

Australia – Wealth Management (AD Advisory Services Pty Ltd)

Our wealth management business, AD Advisory Services Pty Ltd (“ADS”), is subject to enhanced regulatory scrutiny and is regulated by multiple authorities in Australia. ADS holds an Australian Financial Services License (“AFSL”) issued under the Corporations Act and is supervised by the Australian Securities and Investments Commission (“ASIC”). As an AFSL holder, ADS must provide financial services efficiently, honestly, and fairly; maintain adequate governance, risk management, and compliance systems; monitor its representatives; and meet disclosure and reporting obligations.

Where ADS or its authorized representatives provide personal advice to retail clients, they are subject to Australia’s “best interests” and related duties, as well as restrictions on conflicted remuneration. ADS must also maintain internal and external dispute resolution arrangements and participate in the Australian Financial Complaints Authority scheme. In addition, ADS is subject to Australia’s anti-money laundering and counter-terrorism financing regime and must maintain customer due diligence, transaction monitoring, and reporting controls.

Malta – Investment Services and CFDs (Alchemy Markets Ltd)

Alchemy Markets Ltd (“AML”) is authorized and regulated by the Malta Financial Services Authority (“MFSA”) under the Investment Services Act as an investment firm. Malta has implemented the European Union’s MiFID II/MiFIR framework, and AML is subject to MFSA investment services rules and conduct of business requirements, including client classification, best execution, conflicts of interest, safeguarding of client money and assets, capital adequacy, and systems and controls expectations.

AML offers, among other products, contracts for difference (“CFDs”) and rolling spot FX. These products are subject to European product intervention measures that impose leverage caps, margin close-out rules, negative balance protection, and restrictions on marketing to retail clients. These rules limit the leverage that may be offered and require prominent risk warnings, affecting trading volumes, revenues, and the cost of compliance.

United Kingdom – Investment Services and CFDs (Alchemy Prime Limited)

Alchemy Prime Limited (“APL”) is incorporated in the United Kingdom and is authorized and regulated by the Financial Conduct Authority (“FCA”) under the Financial Services and Markets Act. APL is subject to the FCA Handbook, including organizational and systems and controls requirements, and the Conduct of Business Sourcebook, which sets out detailed rules on client communications, best execution, product governance, client money, conflicts of interest, and financial promotions.

The FCA has adopted permanent product intervention rules for CFDs and similar products sold to retail clients, including leverage limits, margin close-out at a percentage of required margin, negative balance protection, and restrictions on incentives. APL is also subject to the FCA’s Consumer Duty, which requires firms to deliver good outcomes for retail customers and to demonstrate that products, pricing, and customer support are consistent with that standard. Supervisory focus on CFD providers has increased in recent years.

Seychelles – Securities Dealing (Alchemy International Ltd)

Alchemy International Ltd (“AIL”) is regulated by the Financial Services Authority (“FSA”) in Seychelles as a securities dealer under the Securities Act and related regulations. AIL’s license permits it to deal in securities (including derivatives) as principal and agent, subject to license conditions and conduct of business rules.

AIL must comply with minimum capital and financial reporting requirements, maintain appropriate governance and risk management systems, and comply with conduct of business rules, including client asset protection and disclosure obligations. Regulatory reforms in Seychelles have increased minimum capital requirements for securities dealers and introduced additional conduct requirements for leveraged and speculative products. AIL is also subject to Seychelles’ anti-money laundering and counter-terrorist financing framework.

Mauritius – Payment Intermediary Services (Xoala Asia)

Our payments business, Xoala Asia (“Xoala”), is regulated by the Financial Services Commission of Mauritius (“FSC”) under the Financial Services Act as a Payment Intermediary Services (“PIS”) provider. The PIS regime covers services such as acquiring and executing payment transactions, acting as a payment gateway or merchant aggregator, and facilitating cross-border remittances, generally for transactions conducted outside Mauritius.

As a PIS licensee, Xoala must comply with FSC requirements regarding capital, liquidity, governance, outsourcing, and operational resilience. It is also subject to Mauritius’ AML/CFT framework and FSC guidelines on customer due diligence, transaction monitoring, sanctions screening, and suspicious transaction reporting. Xoala must implement robust technology, security, and fraud-prevention controls in its payment systems.

Cross-Border Activities, Group-Wide Compliance and U.S. Securities Law

Because our brokerage and payments businesses serve clients across borders, we must also consider the rules of countries where clients are located, including restrictions on cross-border marketing of leveraged products and local investor protection and product intervention measures. All of our regulated entities are subject to anti-money laundering and counter-terrorist financing regimes that generally follow Financial Action Task Force standards.

As a U.S. public company, we are also subject to the U.S. federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and the rules and regulations of the Securities and Exchange Commission. These laws impose disclosure, reporting, internal control, and other obligations on us at the parent-company level, separate from the regulatory regimes applicable to our operating subsidiaries.

Recent Developments

Recent Corporate Actions

An Information Statement was made available by the Board of Directors of FDCTech, Inc., a Delaware corporation (the “Company”), to holders of record of the Company’s common stock at the close of business on September 4, 2025 (the “Record Date”). The purpose of this Information Statement was to inform our stockholders of the following actions taken by written consent of the holders of a majority of our voting stock, dated September 4, 2025:

On September 4, 2025, our Board unanimously approved corporate actions to:

1. To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 (the “Authorized Share Increase”), and the number of Preferred Stock from 10,000,000 shares to 15,000,000 shares (the “Authorized Share Increase”).

2. To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2026, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 100, to be determined by the Board of Directors. The prospectus assumes a reverse split ratio of 1 for 100.

In connection with the above corporate actions, on September 4, 2025, we obtained the written consent of a majority of the Company’s voting power.

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, we filed a Certificate of Amendment to the Certificate of Designation of our Series B Convertible Preferred Stock (the “Series B Amendment”) with the Secretary of State of the State of Delaware. The original Certificate of Designation for the Series B Convertible Preferred Stock, filed on December 4, 2023, designated 3,000 shares of our preferred stock, par value $0.0001 per share, as Series B Convertible Preferred Stock. The Series B Amendment did not change the number of authorized or issued shares of Series B Convertible Preferred Stock or any of the other rights, preferences, or privileges of the Series B Convertible Preferred Stock, except with respect to its conversion rights.

The Series B Amendment deleted and replaced Section 4(a) (Conversion Right) in its entirety. As amended, each share of Series B Convertible Preferred Stock is convertible, at the option of the holder and without payment of additional consideration, into shares of our Common Stock at any time, at an initial conversion rate of 100 shares of Common Stock for each one share of Series B Convertible Preferred for Stock, subject to adjustment as provided in the Certificate of Designation. In the event that we complete a public offering of $10,000,000 or more, which includes an uplisting of our Common Stock to The Nasdaq Stock Market or the New York Stock Exchange, the conversion rate for the Series B Convertible Preferred Stock in connection with such qualifying public offering will be determined by our Board of Directors within a range of between 100 and 10 shares of Common Stock for each one share of Series B Convertible Preferred Stock, subject to the adjustment provisions in the Certificate of Designation. We anticipate the conversion ratio for the Series B Convertible Preferred Stock to be 10 shares of Common Stock for 1 share of Series B Convertible Preferred Stock.

The Series B Amendment was approved by our Board of Directors by unanimous written consent and by the written consent of the holders of at least 51% of the stockholders required under Delaware General Corporation Law.

Acquisition of Alchemy International Ltd. (“AIL”)

On November 11, 2025, it announced it had finalized the acquisition of Alchemy International Ltd., a Seychelles-licensed securities dealer regulated under license number SD136 by the Financial Services Authority (FSA). The change of control was approved on October 29, 2025, by the FSA. Alchemy International becomes a key operational subsidiary within the Company’s expanding global architecture, enabling the Company to serve a broader base of offshore brokerages, high-frequency traders, and institutional clients seeking regulated access to foreign exchange and multi-asset markets.

Available financial information: AIL reported audited IFRS revenue, net profit, and net assets of $3.74 million, $0.48 million, and $2.16 million for the fiscal year ended December 31, 2024 (Revonti Limited, auditors).

Establishment of Xoala Asia

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

Board of Directors

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

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. By the end of August 2022, the Company closed its technical support and development office in Russia. We relocated our personnel to Turkey, which is currently considered a neutral zone. No individual associated with the Company is banned or under the Special Designated Nationals (SDN) and Blocked Persons list. If the military activities worsen and expand in Europe, we may relocate our office from Turkey to other neutral zones in Asia. If we cannot relocate our technical and development operations to a safer zone, it may impact our software development capabilities and negatively impact the Company’s business plans.

As of the date of this report, there has been no disruption in our operations.

U.S.-Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, targeting military, governmental, and nuclear-related sites. Iran subsequently responded with missile and drone attacks targeting Israel, U.S. military bases in the region, and Gulf state infrastructure, and has sought to restrict commercial shipping traffic through the Strait of Hormuz. As of the date of this Annual Report on Form 10-K, the conflict has entered its fourth week. Statements by the U.S. administration have indicated that a winding down of military operations is under consideration; however, the situation remains fluid and the ultimate scope, duration, and resolution of the conflict are uncertain.

The Company maintains a sales office in Tel Aviv, Israel. As of the date of this filing, the Tel Aviv office has not experienced any material disruption to its operations as a direct result of the conflict, and the safety of the Company’s personnel located there has not been compromised. The Company continues to actively monitor the situation and has contingency protocols in place for its personnel and operations in the region.

The conflict has contributed to significant volatility in global energy prices and financial markets. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. However, the broader geopolitical instability and elevated market volatility arising from the conflict may affect client trading volumes, foreign currency exchange rates, and the general business environment in which the Company operates. In particular, restrictions on shipping through the Strait of Hormuz, if sustained, may further amplify energy price volatility and affect global market conditions relevant to the Company’s brokerage businesses.

As of the date of this Annual Report, the Company has not experienced any material disruption to its business operations as a direct result of the conflict. Management is continuing to monitor the situation and its potential impact on the Company’s operations, liquidity, and financial condition. This event is classified as a Type II non-recognized subsequent event in accordance with ASC 855-10, as it does not relate to conditions that existed at the balance sheet date of December 31, 2025, and therefore does not result in an adjustment to the amounts recognized in the consolidated financial statements.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company has adopted a cybersecurity risk management framework designed to identify, assess, and manage material risks arising from cybersecurity threats to its information systems, client data, and financial technology infrastructure. Key elements of our framework include:

●	Threat identification and assessment. We conduct periodic assessments of our information systems to identify vulnerabilities, evaluate potential cybersecurity threats, and prioritize remediation efforts based on risk severity. These assessments incorporate threat intelligence from industry sources and regulatory guidance issued by the financial authorities that govern our subsidiaries, including the Malta Financial Services Authority (MFSA) and the UK Financial Conduct Authority (FCA).

●	Technical safeguards. We employ a combination of industry-standard security technologies including network access controls, data encryption, multi-factor authentication, intrusion detection systems, and endpoint protection tools across our global operations.

●	Incident response. We maintain written incident response procedures that establish protocols for detecting, containing, and remediating cybersecurity incidents, including escalation procedures to senior management and, where applicable, regulatory notification obligations.

●	Employee training. We provide cybersecurity awareness training to employees and contractors with access to our information systems, with emphasis on phishing, social engineering, and data handling practices.

●	Third-party risk management. We rely on certain third-party service providers for technology infrastructure, cloud computing, and payment processing. We assess the cybersecurity practices of material vendors as part of our onboarding and ongoing monitoring processes; however, we cannot guarantee that third parties will maintain adequate safeguards at all times.

●	Integration with enterprise risk management. Cybersecurity risk is considered as part of the Company’s overall enterprise risk management process. Material cybersecurity risks are reported to senior management and escalated to the Board of Directors as warranted.

The Company’s regulated subsidiaries are subject to cybersecurity and data protection requirements under applicable financial services regulations, including requirements imposed by the MFSA, FCA, and ASIC. Compliance with these frameworks is reviewed as part of each subsidiary’s ongoing regulatory supervision.

As of December 31, 2025, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. We recognize, however, that the threat landscape is continuously evolving, and there can be no assurance that our controls will prevent all future incidents. See “Item 1A — Risk Factors” for a discussion of cybersecurity-related risks.

Governance

Board Oversight. The Board of Directors is responsible for overseeing the Company’s cybersecurity risk management. Senior management provides the Board with periodic updates on the cybersecurity threat environment, the status of the Company’s security posture, significant vulnerabilities or incidents, regulatory developments, and the effectiveness of remediation efforts. The Board reviews and approves the Company’s overall risk management framework, within which cybersecurity risk is addressed, and engages with management on cybersecurity matters as circumstances warrant.

Management’s Role. Primary responsibility for cybersecurity risk management rests with the Company’s Chief Executive Officer, Mitchell M. Eaglstein, who also serves as the Company’s principal technology and operations executive and Chief Financial Officer, Imran Firoz, who serves as the Company’s principal finance and controller executive. Mr. Eaglstein and Mr. Firoz have over 20 years of experience each in financial technology and SEC-reporting companies, with extensive involvement in information systems, regulatory compliance, and operational risk management. Day-to-day cybersecurity activities are coordinated by our technology team across our operating subsidiaries, with support from external IT security consultants where specialized expertise is required. Management reports cybersecurity matters to the Board through regular updates and, for potentially material incidents, through immediate escalation.

ITEM 2.	OPERATING LEASES

Current Operating Leases

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

The claimants are seeking approximately $1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which was served May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025, at which directions will be given to the trial, which will take place in November 2026.

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

The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, at the Company’s motion. Following the hearing, the court instructed FDCTech to conduct an investigation as to the beneficial owner of Intelligenceline.com.

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

The Company filed this appeal on October 19, 2023, challenging the decision-making process that led to the imposition of the penalty as well as the law on which it was based, asserting that the penalty is arbitrary and excessive, and claiming that certain aspects of the decision are unfounded both by law and in fact. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. The case is in the evidentiary production stage pertaining to the Company as appellant. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court scheduled an additional hearing for the FIAU to cross-examine the Company’s witnesses for February 2, 2026, to be heard before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

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

A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties being imposed by the FIAU are more akin to a penal sanction and that, therefore, subject persons should be afforded the full rights afforded to an accused under criminal law and has consistently quashed FIAU decisions on this basis. While these judgments are, in most part, subject to further appeal before the Constitutional Court of Appeal and have, in two instances, been overturned by the Constitutional Court of Appeal, the Company considers that the principles underpinning such previous judgments are applicable to the Company. The case remains pending as of January 21, 2026; the next hearing in the matter is set for January 28, 2026.

The Company believes it has meritorious defenses and counterclaims in the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty.

There are no additional material pending legal or governmental proceedings other than ordinary routine litigation incidental to the business. The Company or any of its subsidiaries is a party, or their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective October 24, 2019, Financial Industry Regulatory Authority, Inc. (FINRA) pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, determined that Glendale Securities, Inc. (“Glendale”) demonstrated compliance with FINRA Rule 6432, and Glendale might initiate a priced quotation of the Company’s stock at $0.1500 Bid, $0.1600 Ask on OTC Link ATS for the Company under the trading symbol - FDCT. OTC Bulletin Board and OTC Link quote our stock under FDCT. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers and (ii) securities admitted to the quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

Quarterly Stock Performance:

Our common stock is traded on the OTC Bulletin Board under the ticker symbol FDCT.

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2025	$0.160	$0.0011	$0.0623	$0.017	$0.115	$0.035	$0.080	$0.001
2024	$0.035	$0.0106	$0.0274	$0.001	$0.014	$0.000	$0.010	$0.000

Our stock commenced trading in June 2020.

Holders

Colonial Stock Transfer, LLC, our transfer agent, indicates that as of December 31, 2025, we had 199 record holders of our Common Stock.

As of April 17, 2026, we had 423,084,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

Dividends

The Company did not declare any cash dividends for the December 31, 2025, fiscal year. The Company’s Board of Directors, composed of Mitchell Eaglstein, Imran Firoz, Jonathan Baumgart, and Gope S. Kundnani, has determined that it does not anticipate declaring or distributing cash dividends in the foreseeable future. The Board of Directors decides the declaration, payment, timing, and amount or number of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that the Company will pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

Securities Authorized for Issuance under Equity Compensation Plans

An Information Statement was made available by the Board of Directors of FDCTech, Inc., a Delaware corporation (the “Company”), to holders of record of the Company’s common stock at the close of business on September 4, 2025 (the “Record Date”). The purpose of this Information Statement was to inform our stockholders of the following actions taken by written consent of the holders of a majority of our voting stock, dated September 4, 2025:

On September 4, 2025, our Board unanimously approved corporate actions to:

1. To amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 (the “Authorized Share Increase”), and the number of Preferred Stock from 10,000,000 shares to 15,000,000 shares (the “Authorized Share Increase”).

2. To authorize our Board of Directors, in its discretion, to amend our articles of incorporation not later than June 30, 2026, to effect a Reverse Stock Split of all outstanding shares of our common stock in a ratio of not less than 1 for 10 and not more than 1 for 100, to be determined by the Board of Directors. The prospectus assumes a reverse split ratio of 1 for 100.

In connection with the above corporate actions, on September 4, 2025, we obtained the written consent of a majority of the Company’s voting power.

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, we filed a Certificate of Amendment to the Certificate of Designation of our Series B Convertible Preferred Stock (the “Series B Amendment”) with the Secretary of State of the State of Delaware. The original Certificate of Designation for the Series B Convertible Preferred Stock, filed on December 4, 2023, designated 3,000 shares of our preferred stock, par value $0.0001 per share, as Series B Convertible Preferred Stock. The Series B Amendment did not change the number of authorized or issued shares of Series B Convertible Preferred Stock or any of the other rights, preferences, or privileges of the Series B Convertible Preferred Stock, except with respect to its conversion rights.

The Series B Amendment deleted and replaced Section 4(a) (Conversion Right) in its entirety. As amended, each share of Series B Convertible Preferred Stock is convertible, at the option of the holder and without payment of additional consideration, into shares of our Common Stock at any time, at an initial conversion rate of 100 shares of Common Stock for each one share of Series B Convertible Preferred for Stock, subject to adjustment as provided in the Certificate of Designation. In the event that we complete a public offering of $10,000,000 or more, which includes an uplisting of our Common Stock to The Nasdaq Stock Market or the New York Stock Exchange, the conversion rate for the Series B Convertible Preferred Stock in connection with such qualifying public offering will be determined by our Board of Directors within a range of between 100 and 10 shares of Common Stock for each one share of Series B Convertible Preferred Stock, subject to the adjustment provisions in the Certificate of Designation. We anticipate the conversion ratio for the Series B Convertible Preferred Stock to be 10 shares of Common Stock for 1 share of Series B Convertible Preferred Stock.

The Series B Amendment was approved by our Board of Directors by unanimous written consent and by the written consent of the holders of at least 51% of the stockholders required under Delaware General Corporation Law.

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

As of December 31, 2025, the Company has a 2023 Stock Incentive Plan.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years were reported previously as required in Quarterly Reports on Form 10-Q, 10-K, and reports on Form S1-A filed July 26, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 301(c) of Regulation S-K.

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

Overview

FDCTech, Inc. is a financial technology company that provides institutional liquidity, multi-asset trading solutions, wealth management services, and proprietary trading technology to clients globally. We operate through four business segments: Margin Brokerage, Wealth Management, Technology and Software Development, and Payment Intermediary Services. Our regulated subsidiaries hold licenses from the Malta Financial Services Authority (MFSA), the UK Financial Conduct Authority (FCA), the Australian Securities and Investments Commission (ASIC), and the Seychelles Financial Services Authority (FSA), among others.

Fiscal year 2025 represented a year of substantial financial progress for the Company. Total revenues increased 29.8% to $34,959,399, driven by strong growth in Technology & Software revenues and continued expansion of our Brokerage segment, including the contribution of Alchemy International Ltd. (“AIL”), acquired in fiscal 2025. We achieved an operating income of $6,053,209 compared to an operating loss of ($901,763) in fiscal 2024 (restated), reflecting improved operational leverage across all three revenue-generating segments. Net income (loss) attributable to FDCTech shareholders was $5,783,223 in fiscal 2025, compared to a loss of $18,781 in fiscal 2024 (restated). The cash on hand at December 31, 2025, and 2024 was $17,669,749 from $25,376,957. The cash held at various liquidity providers was $15,258,896 and $12,658,241 as of December 31, 2025, and 2024. The working capital improved to $14,883,171 from $853,533 as of December 31, 2025, and 2024.

Restatement of Fiscal Year 2024 Financial Statements

On April 3, 2025, the Company’s Board of Directors dismissed Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm, following Olayinka’s designation as a Prohibited Service Provider by OTC Markets Group. The Company engaged LAO Professionals (PCAOB Firm ID: 7057) as its new independent auditor effective April 3, 2025.

As part of the auditor transition, the fiscal year 2024 financial statements previously audited by Olayinka were reaudited by LAO Professionals. The reaudit resulted in certain reclassifications and adjustments to the previously reported December 31, 2024, consolidated balance sheet and related statements. All comparisons presented in this Item 7 between fiscal year 2025 and fiscal year 2024 are based on the LAO-reaudited 2024 figures. Investors should not rely upon the financial statements as presented in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2024 (filed March 3, 2025). See Note 4 — Restatement of Previously Issued Financial Statements for further detail.

Results of Operations

The following table presents a summary of our consolidated results of operations for the fiscal years ended December 31, 2025, and December 31, 2024 (restated), together with the dollar and percentage change between periods.

	Year Ended Dec 31, 2025 (Audited)	Year Ended Dec 31, 2024 (Restated, Audited)	Change ($)	Change (%)
REVENUES
Technology & software	$5,099,187	$1,642,130	$3,457,057	$210.52%
Wealth management	6,430,897	6,498,404	(67,507)	-1.04%
Brokerage	23,429,315	18,803,184	4,626,131	24.60%
Total revenues	$34,959,399	$26,943,718	$8,015,681	$29.75%
COST OF SALES
Technology & software	$-	$173,708	$(173,708)	$—
Wealth management	5,755,675	5,925,652	(169,977)	-2.87%
Brokerage	10,059,683	8,802,990	1,256,693	14.28%
Total cost of sales	15,815,358	14,902,350	913,008	6.13%
Gross profit	19,144,041	12,041,368	7,102,673	58.99%
Gross margin %	54.80%	44.70%	10.10%	—
OPERATING EXPENSES
General and administrative	$11,575,393	$11,290,165	$285,228	$2.53%
Sales and marketing	1,336,685	1,466,616	(129,931)	-8.86%
Depreciation	178,754	186,350	(7,596)	-4.08%
Total operating expenses	$13,090,832	$12,943,131	$147,701	$1.14%
Operating income (loss)	$6,053,209	$(901,763)	$6,954,972	$—
Operating margin %	17.30%	-3.35%	—	—
OTHER INCOME (EXPENSE)
Other interest income (expense)	$16,157	$(638,483)	$654,640	$—
Other income (expense)	(254,754)	1,510,507	(1,765,261)	—
Total other income (expense)	$(238,597)	$872,024	$(1,110,621)	$—
Income (loss) before income taxes	$5,814,612	$(29,739)	$5,844,351	$—
Provision for income taxes	-	-	-	—
Net income (loss)	$5,814,612	$(29,739)	$5,844,351	$—%
Net income (loss) attributable to FDCTech shareholders	$5,783,223	$(18,781)	$5,802,004	$—%
EPS — basic and diluted	0.01	0.00	—	—
Weighted avg shares outstanding	423,084,729	390,377,880	—	—

Revenues

Total revenues for the fiscal year ended December 31, 2025, were $34,959,399, an increase of $8,015,681, or 29.8%, compared to $26,943,718 for the fiscal year ended December 31, 2024 (restated). Revenue growth was driven primarily by the Brokerage and Technology & Software segments and continued expansion of brokerage trading volumes, partially offset by a slight decline in Wealth Management revenues.

Technology & Software

Technology & software revenues for fiscal year 2025 were $5,099,187, an increase of $3,457,057, or 210.5%, compared to $1,642,130 in fiscal year 2024. This segment encompasses licensing and subscription revenues from our proprietary Condor Trading Technology suite, including the Condor Pro Multi-Asset Trading Platform and Condor Risk Management back-office system, as well as consulting and custom development services delivered through Alchemytech Ltd. (ATECH) in Cyprus.

The increase reflects expanded adoption of the Condor platform by third-party brokerages and new licensing contracts executed during fiscal year 2025. During fiscal years 2025 and 2024, the Company had approximately fourteen to seventeen active technology and software development customers. Cost of sales for this segment was $nil in fiscal year 2025 (2024: $173,708), as development costs in 2025 were capitalized as software development costs. Technology & Software revenues represented 14.6% of total revenues in fiscal year 2025 compared to 6.1% in fiscal year 2024.

Wealth Management

Wealth management revenues for fiscal year 2025 were $6,430,897, a decrease of $67,507, or 1.0%, compared to $6,498,404 in fiscal year 2024. This segment is operated by AD Advisory Services Pty Ltd. (“ADS”), our 51%-owned Australian subsidiary regulated by ASIC, which provides licensing solutions and financial planning services to a network of approximately 28 financial advisers with more than $530 million in funds under advice.

The slight revenue decline reflects normal variability in adviser activity levels and does not indicate a structural deterioration of the segment. Cost of sales in this segment — principally payments to advisers, compliance costs, and platform fees — decreased to $5,755,675 from $5,925,652, contributing to a segment gross margin improvement to 10.5% from 8.8% in fiscal year 2024. Wealth management represented 18.4% of total revenues in fiscal year 2025 compared to 24.1% in fiscal year 2024, reflecting the relative growth of the Brokerage and Technology segments.

Brokerage

Brokerage revenues for fiscal year 2025 were $23,429,315, an increase of $4,626,131, or 24.6%, compared to $18,803,184 in fiscal year 2024. This segment encompasses trading commissions, spreads, and related revenues from our regulated brokerage entities: Alchemy Markets Ltd. (Malta, MFSA-regulated), Alchemy Prime Limited (United Kingdom, FCA-regulated), and Alchemy International Ltd. (Seychelles, FSA-regulated). The latter was acquired in fiscal year 2025, contributing incremental brokerage revenues not present in the prior year.

Brokerage revenues represented 67.0% of total revenues in fiscal year 2025 compared to 69.8% in fiscal year 2024. The segment gross margin decreased slightly to 42.9% from 46.8%, reflecting an increase in trading costs. Cost of sales in this segment principally consists of liquidity provider fees, introducing broker commissions, and direct trading infrastructure costs.

Gross Profit

Gross profit for fiscal year 2025 was $19,144,041, an increase of $7,102,673, or 59.0%, from $12,041,368 in fiscal year 2024. Consolidated gross margin expanded to 54.8% in fiscal year 2025 from 44.7% in fiscal year 2024, an improvement of approximately 1,010 basis points. The margin expansion was driven by (i) elimination of technology cost of sales in fiscal year 2025 as development costs were fully capitalized, (ii) improved scale in the Brokerage segment as revenues grew faster than variable costs, and (iii) modest efficiency gains in the Wealth Management segment.

Operating Expenses

Total operating expenses for fiscal year 2025 were $13,090,832, an increase of $147,701, or 1.1%, compared to $12,943,131 in fiscal year 2024. Despite revenue growth of approximately 30%, total operating expenses grew only 1.1%, demonstrating meaningful operating leverage. As a percentage of total revenues, operating expenses declined to 37.4% in fiscal year 2025 from 47.8% in fiscal year 2024.

General and Administrative Expenses. General and administrative expenses (“G&A”) for fiscal year 2025 were $11,575,393, an increase of $285,228, or 2.5%, compared to $11,290,165 in fiscal year 2024 (restated). G&A as a percentage of revenues declined to 33.1% from 41.9%, reflecting the benefit of operating leverage on a largely fixed cost base. G&A principally includes employee compensation, professional fees (legal, accounting, and audit), regulatory compliance costs across our multiple licensed subsidiaries, office rent and occupancy, and other corporate overhead. The modest absolute increase reflects incremental compliance and operational costs associated with the addition of Alchemy International Ltd. and related regulatory obligations.

Sales and Marketing Expenses. Sales and marketing expenses for fiscal year 2025 were $1,336,685, a decrease of $129,931, or 8.9%, compared to $1,466,616 in fiscal year 2024. As a percentage of revenues, sales and marketing costs declined to 3.8% from 5.4%. These expenses primarily consist of trade show participation, client entertainment, online marketing, public relations, and related activities across our brokerage and technology businesses.

Depreciation. Depreciation expense for fiscal year 2025 was $178,754, a decrease of $7,596, or 4.1%, compared to $186,350 in fiscal year 2024, primarily reflecting the aging of the fixed asset base, partially offset by additions during the year.

Operating Income (Loss)

Operating income for fiscal year 2025 was $6,053,209, compared to an operating loss of ($901,763) in fiscal year 2024 (restated). The turnaround of $6,954,972 reflects the combination of significant revenue growth, gross margin expansion, and strong operating leverage on the expense base. The operating margin improved to 17.3% in fiscal year 2025 from a negative of 3.1% in fiscal year 2024.

Other Income (Expense)

Total other expense for fiscal year 2025 was $238,597, compared to other income of $872,024 in fiscal year 2024. The change of ($1,110,621) is primarily attributable to two items:

Other interest income (expense). Net interest income was $16,157 in fiscal year 2025, compared to net interest expense of $638,483 in fiscal year 2024. The improvement reflects significantly reduced reliance on interest-bearing debt and improved cash management during fiscal year 2025.

Other income (expense). Other expense was ($254,754) in fiscal year 2025, compared to other income of $1,510,507 in fiscal year 2024. Fiscal year 2024 included a significant one-time other income item that did not recur in fiscal year 2025. The fiscal year 2025 amount reflects net foreign exchange transaction losses and other miscellaneous items arising from the Company’s multi-currency operations.

Provision for Income Taxes

The provision for income taxes was $nil for both fiscal years 2025 and 2024. The Company’s U.S. parent entity has historically generated operating losses and maintains a full valuation allowance against its domestic deferred tax assets. The Company’s foreign subsidiaries are subject to income taxes in their respective jurisdictions; however, taxable income has been offset by available deductions or existing tax attributes. See Note 14 to the consolidated financial statements for further discussion of income taxes.

Net income (loss) attributable to FDCTech Shareholders

Net income (loss) attributable to FDCTech shareholders for fiscal year 2025 was $5,783,223, or $0.014 per basic and diluted share based on weighted average shares outstanding of 423,084,729, compared to net loss of $18,781, or $0.0001 per share, in fiscal year 2024 (restated). The improvement reflects the factors described above: strong revenue growth, gross margin expansion, operating leverage, and the absence of significant non-recurring expenses in fiscal year 2025.

The noncontrolling interest in fiscal year 2025 represents the 49% minority interest held by third parties in AD Advisory Services Pty Ltd. Net income (loss) attributable to noncontrolling interest was $31,389 in fiscal year 2025 (2024: net loss attributable to NCI of $10,958).

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, proceeds from financing activities, including related party advances and equity issuances, and cash held at our regulated brokerage subsidiaries. As of December 31, 2025, we had cash and cash equivalents of $17,669,749, out of which $15,258,896 was held at various liquidity providers. We have a positive working capital of $14,883,171, and total stockholders’ equity of $22,377,274. We believe our current liquidity position is sufficient to fund our operating and capital requirements for at least twelve months from the date of this Annual Report.

While the Company achieved profitability in fiscal year 2025, we note that operating cash flows were negative $41.2 million due to a substantial increase in related party receivables of approximately $35.8 million, which represents intercompany funding arrangements expected to be settled during fiscal year 2026. Excluding this item, adjusted operating cash generation reflects the improved profitability of the business. Management continues to monitor working capital carefully, given the scale of related party balances.

Cash Flows

The following table summarizes our cash flows for the fiscal years ended December 31, 2025, and December 31, 2024 (restated):

	Year Ended Dec 31, 2025 (Audited)	Year Ended Dec 31, 2024 (Restated, Audited)
Net cash used in operating activities	$(40,984,998)	(13,621,417)
Net cash provided by investing activities	2,069,328	444,732
Net cash provided by financing activities	31,208,462	7,237,181
Net increase (decrease) in cash	$(7,707,208)	(5,939,504)
Cash at beginning of period	25,376,957	31,316,461
Cash at end of period	$17,669,749	25,376,957

Operating Activities

Net cash used in operating activities for fiscal year 2025 was ($40,984,998), compared to net cash used in operating activities of ($13,621,417) in fiscal year 2024. While fiscal year 2025 net income was $5,783,223, the primary driver of negative operating cash flow was a net increase in related party receivables of approximately $35.8 million, reflecting advances to affiliated entities as part of the Company’s intercompany funding structure. This is expected to be substantially settled during fiscal year 2026.

Other notable working capital changes in fiscal year 2025 included: (i) a decrease in customer funds of $5,712,901, held by our regulated brokerage entities; (ii) a decrease in other current liabilities of ($3,195,117); and (iii) recovery of accrued income of $1,793,304. Non-cash items included depreciation of $178,754. Cash paid for interest and income taxes was $nil in each year.

In fiscal year 2024, net cash used in operating activities was ($13,621,417), reflecting a net decrease in customer funds of ($18,693,481), partially offset by increases in other current liabilities of $4,557,126 and collections of accounts receivable of $981,618.

Investing Activities

Net cash provided by investing activities for fiscal year 2025 was $2,069,328, compared to $444,732 in fiscal year 2024. In fiscal year 2025, the Company received a credit of $2,000,000 in seller financing for the business acquisition seller’s note and capitalized $316,937 of software development costs. Foreign currency translation effects contributed $386,265.

In fiscal year 2024, investing activities primarily reflected changes in paid-in capital attributable to common control transactions of $1,338,592, partially offset by capitalized software development costs of $75,766 and foreign currency effects of ($298,009).

Financing Activities

Net cash provided by financing activities for fiscal year 2025 was $31,208,462, compared to $7,237,181 in fiscal year 2024. The fiscal year 2025 amount was primarily composed of: (i) related party advances received of $21,204,630, (ii) changes in additional paid-in capital of $9,969,735 related to equity transactions and intercompany adjustments, and (iii) common stock issued for cash of $35,200. These were partially offset by repayments of the Cares Act PPP advance of ($5,661) and SBA loan repayments of ($8,506).

In fiscal year 2024, financing activities consisted primarily of related party advances of $7,199,501 and common stock issued for cash of $20,000, partially offset by repayments of government-assistance loans.

Sources of Liquidity

Cash and Cash Equivalents. As of December 31, 2025, we had cash and cash equivalents of $17,669,749, out of which $15,258,896 was held at various liquidity providers. Our cash is held primarily in operating accounts of our subsidiaries across multiple jurisdictions and in segregated client money accounts at our regulated brokerage entities. Of the total cash balance, a portion is subject to regulatory minimum requirements and is not freely available for general corporate purposes.

Related Party Receivables and Advances. As of December 31, 2025, related party receivables totaled $37,477,356, representing amounts due from affiliated entities and related parties under intercompany funding arrangements. These are expected to be settled in the ordinary course of business during fiscal year 2026. Related party advances payable of $29,197,470 represent amounts received from related parties to support the Company’s operations, and these are expected to be repaid or converted during fiscal year 2026. The net related party position (receivable less payable) was approximately $8,279,886 as of December 31, 2025.

Customer Funds. Our regulated brokerage subsidiaries hold customer funds of $5,813,888 as of December 31, 2025 (2024: $11,526,789). These amounts are maintained in segregated client accounts pursuant to applicable regulatory requirements and are not available for general corporate purposes. Customer funds are recognized as both an asset (segregated cash) and a corresponding liability in our consolidated balance sheet.

Lines of Credit and Debt. As of December 31, 2025, our total outstanding debt obligations were approximately $2,567,030, consisting primarily of a business acquisition loan of $2,350,000, a line of credit balance of $111,352, and an SBA Economic Injury Disaster Loan of $105,678 (non-current). The SBA loan bears interest at 3.75% per annum.

Regulatory Capital Requirements

Our regulated subsidiaries are subject to minimum capital requirements imposed by their respective regulatory authorities. Alchemy Markets Ltd. (MFSA, Malta) and Alchemy Prime Limited (FCA, United Kingdom) are subject to European Union and UK capital adequacy requirements applicable to investment firms. Alchemy International Ltd. is subject to capital requirements under the laws of Seychelles. AD Advisory Services Pty Ltd. is subject to ASIC’s financial requirements for Australian financial services licensees. As of December 31, 2025, management believes that all regulated subsidiaries were in compliance with their respective minimum regulatory capital requirements. Regulatory capital requirements may limit the ability of subsidiaries to distribute cash upstream to the parent company.

Working Capital

As of December 31, 2025, working capital was $14,883,171, compared to working capital of $853,533 as of December 31, 2024 (restated). The improvement of approximately $14.0 million reflects primarily the growth in the related party receivable (classified as current), which increased by approximately $37.5 million, comprising primarily AIL’s current account receivable from Alchemy Capital Markets Ltd. (ACM) and related affiliates, which is partially offset by an increase in related party advances payable of approximately $36.9 million, primarily owed to Alchemy DMCC ($25.5M), a Kundnani-affiliated entity. Excluding related party receivables and advances, the Company’s underlying working capital remains modestly positive.

Contractual Obligations and Commitments

Our principal contractual obligations as of December 31, 2025, consist of operating lease commitments, amounts outstanding under government-assistance loan programs, and the business acquisition loan. We have no material off-balance sheet arrangements.

Operating Leases. We lease office space for our corporate headquarters in Irvine, California, and for our subsidiary offices in Malta, the United Kingdom, Australia, Cyprus, and Seychelles. As of December 31, 2025, right-of-use assets were $530,348, current operating lease liabilities were $501,236, and non-current operating lease liabilities were $29,112. The weighted-average remaining lease term for operating leases was approximately 1.1 years, and the weighted-average discount rate was approximately 5.5%.

SBA Loan. We have an outstanding Economic Injury Disaster Loan from the U.S. Small Business Administration with a non-current balance of $105,678 as of December 31, 2025. The loan bears interest at 3.75% per annum with monthly principal and interest payments.

Business Acquisition Loan. We have a business acquisition loan with a current balance of $2,350,000 as of December 31, 2025, an increase of $2,000,000 from the prior year’s balance of $350,000, reflecting additional amounts drawn to fund the acquisition of Alchemy International Ltd. during fiscal year 2025.

Future Capital Requirements

Our future capital requirements will depend on a number of factors, including the growth rate of our revenue, our technology development investments, regulatory capital requirements at our subsidiaries, the timing and extent of any strategic acquisitions, and general economic and market conditions. We believe our existing cash, anticipated cash generation from operations, and available financing sources will be adequate to fund our operations and planned capital expenditures for at least the next twelve months. If additional capital is required, we may seek equity or debt financing; however, there can be no assurance that financing will be available on acceptable terms or at all. Any equity financing may result in dilution to existing stockholders.

We are also pursuing a potential listing of our common stock on a national securities exchange in connection with a proposed public offering of common stock (see Note 12 — Subsequent Events). Proceeds from such an offering, if completed, would significantly enhance our liquidity position and capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with unconsolidated organizations, special purpose entities, or other arrangements that would constitute off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We consider the following policies to be critical because they involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when, or as, control of promised goods or services is transferred to a customer in an amount that reflects the consideration we expect to receive. For technology and software licensing, revenue is generally recognized over the contract term on a straight-line basis. For brokerage commissions and spreads, revenue is recognized on a trade-date basis. For wealth management services, revenue is generally recognized as services are rendered. Management exercises judgment in determining the appropriate contract term, transaction price, and timing of revenue recognition for arrangements with variable consideration or multiple performance obligations.

Capitalized Software Development Costs. We capitalize internal and external costs incurred during the application development stage of internal-use software in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Preliminary project stage and post-implementation costs are expensed as incurred. Management exercises judgment in determining the appropriate stage of development at which capitalization begins and ceases. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which we have generally estimated to be three to five years. Impairment of capitalized software is assessed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Foreign Currency Translation. The functional currency of each of our foreign subsidiaries is the respective local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates for the reporting period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity and are not included in determining net income. Transaction gains and losses arising from transactions denominated in currencies other than the functional currency are recognized in other income (expense) in our consolidated statements of operations.

Fair Value of Financial Instruments. The Company’s brokerage subsidiaries carry trading positions at fair value, based on quoted market prices (Level 1) or observable inputs (Level 2 in the fair value hierarchy). As of December 31, 2025, the net fair value of trading positions held by the firm was $1,183,873 (asset). Management exercises judgment in classifying assets and liabilities within the fair value hierarchy and in determining whether observable inputs are available for valuation purposes.

Goodwill and Intangible Assets. Acquired intangible assets are recognized at fair value at the acquisition date and amortized over their estimated useful lives. Management exercises judgment in identifying and measuring intangible assets at acquisition, estimating their useful lives, and assessing them for impairment. As of December 31, 2025, acquired intangible assets, net, were $1,326,062. There were no impairment charges recognized in fiscal year 2025.

Income Taxes. We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. We assess the likelihood that deferred tax assets will be realized and establish valuation allowances when, in management’s judgment, it is more likely than not that some or all of a deferred tax asset will not be realized. Our U.S. operations carry a full valuation allowance. The assessment of valuation allowances requires significant judgment regarding expected future taxable income, tax planning strategies, and the reversal of temporary differences.

Recently Issued Accounting Standards

The Company evaluates accounting standards issued by the Financial Accounting Standards Board (FASB) and the SEC on an ongoing basis. There were no recently issued accounting standards that had or are expected to have a material impact on the Company’s consolidated financial statements for fiscal year 2025. As an emerging growth company, the Company has elected to use the extended transition period provided by the JOBS Act for complying with new or revised financial accounting standards.

JOBS Act and Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are permitted to, and do, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to avail ourselves of this extended transition period. As a result, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards on a non-delayed basis.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the prior June 30.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-20 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Dismissal of Independent Registered Public Accounting Firm

On April 3, 2025, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Olayinka Oyebola & Co. (“Olayinka”), Lagos, Nigeria (PCAOB Firm ID: 5968), as the Company’s independent registered public accounting firm, effective April 3, 2025.

Olayinka was dismissed due to its designation as a Prohibited Service Provider by OTC Markets Group. Olayinka served as the Company’s independent registered public accounting firm from July 2, 2024, to April 3, 2025, and audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023, and reviewed the Company’s quarterly reports on Form 10-Q filed during that period.

During the fiscal years ended December 31, 2025 and December 31, 2024, and through the date of Olayinka’s dismissal on April 3, 2025:

(i) there were no disagreements with Olayinka on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Olayinka, would have caused Olayinka to make reference to the matter in its reports on the Company’s consolidated financial statements for such periods; and

(ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Olayinka with a copy of the foregoing disclosures and requested that Olayinka furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not Olayinka agreed with such disclosures. Olayinka provided a letter dated April 3, 2025, stating its agreement with such statements. A copy of Olayinka’s letter is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025, which is incorporated herein by reference.

(b) Engagement of a New Independent Registered Public Accounting Firm

On April 3, 2025, the Board of Directors approved the engagement of LAO Professionals (PCAOB Firm ID: 7057) as the Company’s new independent registered public accounting firm, effective April 3, 2025. LAO Professionals is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States and has been engaged to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, and to reaudit the Company’s consolidated financial statements for the fiscal year ended December 31, 2024.

During the fiscal years ended December 31, 2025 and December 31, 2024, and through April 3, 2025, the date of the Board’s decision to engage LAO Professionals:

(i) the Company did not consult with LAO Professionals regarding the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any financial statements; and

(ii) there were no matters that were the subject of a disagreement or a reportable event as described in Items 304(a)(2)(i) and 304(a)(2)(ii) of Regulation S-K.

(c) Reaudit of Fiscal Year 2024 Financial Statements

As a result of the change in independent registered public accounting firm described above, the Company’s consolidated financial statements for the fiscal year ended December 31, 2024, which were previously audited by Olayinka and included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025, were reaudited by LAO Professionals in connection with the preparation of this Annual Report. The audit opinion of Olayinka on December 31, 2024, on the consolidated financial statements is no longer valid and should not be relied upon. The reaudit by LAO Professionals resulted in certain reclassifications and adjustments to the previously reported December 31, 2024, consolidated financial statements. The restated December 31, 2024, financial statements, as audited by LAO Professionals, are included in Item 8 of this Annual Report. Investors are directed to Note 4 — Restatement of Previously Issued Financial Statements for a description of the nature and effect of the restatement adjustments.

(d) Form 8-K Disclosure

The Company disclosed the change in its certifying accountant on a Current Report on Form 8-K filed with the SEC on April 4, 2025, under Item 4.01 (Changes in Registrant’s Certifying Accountant). The Form 8-K, including Exhibit 16.1 (letter from Olayinka Oyebola & Co. dated April 3, 2025), is available on the SEC’s website at www.sec.gov and is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Identified Material Weaknesses

Based on management’s assessment, we determined that our internal control over financial reporting was not effective as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2025:

●	Segregation of Duties. The Company lacks sufficient accounting personnel to achieve adequate segregation of duties across key financial reporting processes, including journal entry preparation and review, account reconciliation, and financial statement close procedures. This limitation increases the risk that errors or irregularities could occur without timely detection.

●	Written Policies and Procedures. The Company does not have sufficient written accounting policies and procedures covering all significant areas of financial reporting, including information technology controls, period-end close, revenue recognition, and financial statement disclosure processes.

●	Accounting Personnel and U.S. GAAP Expertise. The Company has limited accounting and financial reporting staff with sufficient depth of knowledge in U.S. GAAP as applied to multi-jurisdictional, multi-currency consolidations. This increases reliance on external consultants and the risk of misapplication of accounting standards.

●

Related Party Transaction Controls. Given the significant volume and dollar amount of related party transactions and balances (including related party receivables of $37,477,356 and related party advances of $29,197,470 as of December 31, 2025), the Company’s controls over the identification, authorization, valuation, and disclosure of related party transactions require strengthening to provide adequate assurance that all such transactions are properly recorded and disclosed.

Restatement of Fiscal Year 2024 Financial Statements

As disclosed in Item 9 of this Annual Report, the Company dismissed Olayinka Oyebola & Co. as its independent registered public accounting firm on April 3, 2025, following Olayinka’s designation as a Prohibited Service Provider by OTC Markets Group, and engaged LAO Professionals (PCAOB Firm ID: 7057) as its new independent auditor. As part of the auditor transition, the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 were reaudited by LAO Professionals, resulting in certain reclassifications and adjustments to the previously reported financial statements. The requirement to reaudit the prior year financial statements is indicative of a material weakness in the Company’s internal control environment, as it reflects limitations in the Company’s ability to ensure the continued validity and reliability of its previously issued financial statements. This circumstance has been considered in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.

Remediation Efforts

Management has been implementing and continues to implement steps to remediate the material weaknesses identified above. During fiscal year 2025, the Company took the following actions:

●	Engaged LAO Professionals as the Company’s new independent registered public accounting firm, replacing the former auditor that had been designated a Prohibited Service Provider, and conducted a reaudit of the fiscal year 2024 financial statements to restore the reliability of the Company’s historical financial reporting.

●	Increased reliance on qualified external accounting consultants to support the period-end close and financial reporting process, including technical U.S. GAAP research and multi-jurisdictional consolidation review.

●	Continued to identify and formalize certain accounting policies and procedures, with a focus on revenue recognition, related party transaction controls, and foreign currency translation.

●	Engaged outside legal and compliance counsel to support regulatory filings and disclosure review processes across the Company’s multiple licensed subsidiaries.

Notwithstanding the foregoing remediation efforts, as of December 31, 2025, the material weaknesses described above had not been fully remediated. The Company is continuing to take the following additional steps to address outstanding weaknesses:

●	Expanding the Company’s internal accounting team by recruiting qualified accounting professionals with U.S. GAAP and SEC reporting experience, with the goal of improving segregation of duties and reducing reliance on external consultants for routine functions.

●	Developing and implementing a comprehensive accounting policies and procedures manual covering all significant financial reporting areas, including IT general controls, account reconciliation, and management review controls.

●	Implementing enhanced controls and documentation requirements for related party transactions, including periodic board-level review and approval of significant related party balances.

●	Evaluating the addition of one or more independent directors with financial reporting expertise to strengthen the oversight function of the Board of Directors.

The Company cannot assure that the foregoing remediation measures will be sufficient to fully remediate all of the material weaknesses identified above, or that additional material weaknesses will not be identified in the future. Until fully remediated, the material weaknesses described herein create an increased risk that a material misstatement of our consolidated financial statements could occur without being prevented or detected on a timely basis.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to include such an attestation pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 because we are a non-accelerated filer and an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2025, the following changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	Auditor Transition. As described in Item 9 of this Annual Report, the Company dismissed Olayinka Oyebola & Co. and engaged LAO Professionals as its new independent registered public accounting firm in April 2025. The engagement of a new PCAOB-registered auditor and the associated reaudit of the fiscal year 2024 financial statements represented a material change in the Company’s financial reporting oversight environment during fiscal year 2025.

●	Remediation Initiatives. As described above under “Remediation Efforts,” the Company initiated and continued to implement remediation measures during fiscal year 2025, including expanded use of external accounting consultants, enhanced review procedures for the period-end close, and improvements to related party transaction documentation and approval processes. These steps represent ongoing changes intended to strengthen the Company’s internal control environment.

Other than as described above, there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Mitch Eaglstein	42	President/CEO/Director
Imran Firoz	53	CFO/Secretary/Director
Brian Platt	46	CTO
Jonathan Baumgart	42	Director
Gope S. Kundnani	68	Director

Directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meets, following the stockholders’ annual meeting, and the directors’ successors are elected and qualified.

Mitchell Eaglstein, Co-Founder, President, CEO, and Director

Mr. Eaglstein, our Co-Founder, President, Chief Executive Officer, and Director, combines over nine (9) years of experience in financial technology and FX brokerage senior management. Previously, he had been involved in companies in the financial services and technology industries, holding positions including Chief Executive Officer, President, and Chief Operating Officer.

From January 2016 to present, Mr. Eaglstein has served as the Founder, Chief Executive Officer, President, and Director of FDCTech, Inc., a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. In this role, Mr. Eaglstein is responsible for leading the development and execution of the Company’s long-term strategy, primarily focusing on enhancing shareholder value. He oversees the Company’s infrastructure, manages capital expenditure deployment, and approves budgets. From May 2024 to present, Mr. Eaglstein has also served as the Chief Executive Officer and Chief Operating Officer of Alchemy Markets Ltd. (AML), the Company’s Malta-based subsidiary regulated by the Malta Financial Services Authority (MFSA), where he oversees European operations.

Mr. Eaglstein has experience managing FX brokerage and FinTech software companies at an executive level. Mr. Eaglstein has participated in several panel discussions as a distinguished industry expert at various forex-related conferences and tradeshows.

We believe Mr. Eaglstein is qualified to serve on our board of directors as a result of his experience founding and leading our Company since 2016, his extensive background managing FX brokerage and FinTech software companies at the executive level, his deep knowledge of the forex and financial technology industries, and his demonstrated expertise as a distinguished industry speaker at various forex-related conferences and tradeshows.

Imran Firoz, Co-Founder, CFO, and Director

Mr. Firoz, our Co-Founder, Chief Financial Officer, Secretary, and Director, combines over twenty-four (24) years of experience in financial services, technology, and risk management senior management. Previously, he had been involved in multiple companies in the financial services, technology, and consulting industries, holding positions including Chief Financial Officer, Co-Founder, Director, and management consultant.

From January 2016 to present, Mr. Firoz has served as the Co-Founder, Chief Financial Officer, Secretary, and Director of FDCTech, Inc., a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. In this role, Mr. Firoz is responsible for strategic planning and corporate development, mergers and acquisitions (M&A), financial restructuring, and risk management. He has guided due diligence efforts, implemented financial controls, practiced compliance guidelines, and planned disaster recovery strategies. From January 2019 to present, Mr. Firoz has owned Spark Capital Investments, LLC, a management consulting firm that assists small-sized private and public companies. From July 2024 to present, Mr. Firoz has served as the Co-Founder and Director of Boumarang Inc., a hydrogen-powered autonomous aerial and marine drone company. From September 2025 to present, Mr. Firoz has served as the interim Chief Financial Officer of Eva Live, Inc., an AI-driven ad-tech company.

Mr. Firoz holds a Bachelor of Engineering (Chemical) from Aligarh University, India (July 1993) and an MBA from the Richard Ivey School of Business, University of Western Ontario, Canada (April 2001). Mr. Firoz has been a Certified Financial Risk Manager (FRM) from the Global Association of Risk Professionals (GARP), New Jersey, since January 2003.

We believe Mr. Firoz is qualified to serve on our board of directors as a result of his experience in strategic planning, corporate development, mergers and acquisitions, financial restructuring, and risk management, combined with his credentials as a Certified Financial Risk Manager (FRM) from the Global Association of Risk Professionals, his MBA from the Richard Ivey School of Business, and his extensive experience providing management consulting services to public and private companies through his ownership of Spark Capital Investments, LLC.

Brian Platt, Chief Technology Officer

Mr. Platt, our Chief Technology Officer, combines over ten (10) years of experience in forex and financial technology senior management. His expertise includes advanced technical knowledge of databases, programming, product development lifecycles, and a clear understanding of business needs. Mr. Platt combines his business and technological know-how to ensure quality products, client satisfaction, and optimization of human resources.

From May 2016 to present, Mr. Platt has served as the Chief Technology Officer of FDCTech, Inc., a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. In this role, Mr. Platt manages complex technology and business operations.

Mr. Platt holds a degree in Information Systems from Yeshiva University. He completed computer science training at New York University and Oracle DBA training at Fairleigh Dickinson University.

Jonathan Baumgart, Director

Mr. Baumgart, an Independent Director, combines over twenty (20) years of experience in forex and financial services. Mr. Baumgart is considered independent under listing standards.

From June 2021 to present, Mr. Baumgart has served as a non-executive Independent Director of FDCTech, Inc., a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. From May 2014 to present, Mr. Baumgart has served as the Founder and Chief Executive Officer of Atomiq Consulting, a consulting firm specializing in the retail forex industry and the trading of other high-growth financial assets.

Mr. Baumgart holds an undergraduate degree in International Affairs and Economics from the Whittemore School of Business and Economics, University of New Hampshire, Durham (2004).

We believe Mr. Baumgart is qualified to serve on our board of directors as a result of his experience founding and serving as Chief Executive Officer of Atomiq Consulting since 2014, his specialized expertise in the retail forex industry and trading of high-growth financial assets, and his educational background in International Affairs and Economics from the University of New Hampshire.

Gope S. Kundnani, Director

Mr. Kundnani, a Director, combines over twenty-six (26) years of experience in entrepreneurial and financial services senior management, building successful businesses in the United States, the Middle East, and the United Kingdom. Previously, he had been involved in multiple companies in the financial brokerage, payments, and manufacturing industries, holding positions including Founder, Director, Partner, and Chief Executive Officer.

From September 2022 to present, Mr. Kundnani has served as a Director of FDCTech, Inc., a financial technology company specializing in developing and delivering innovative software solutions and business services to the over-the-counter (OTC) brokerage and financial services industries. From May 2018 to present, Mr. Kundnani has served as the Founder and Director of Alchemy Prime Markets (operating through Alchemy Prime Limited), a financial brokerage services company regulated by the Financial Conduct Authority (FCA) in the United Kingdom. From December 2018 to present, Mr. Kundnani has served as the Founder and Director of Blackthorn Finance Limited, an authorized payments financial services company regulated by the FCA. From February 1999 to present, Mr. Kundnani has served as a Partner and Chief Executive Officer of Flexo Pack, a polyethylene product manufacturer with a global customer base.

Mr. Kundnani holds an undergraduate business degree from Mulund College of Commerce, Mumbai, India.

We believe Mr. Kundnani is qualified to serve on our board of directors as a result of his experience as a seasoned entrepreneur with several decades of experience building successful businesses across the United States, the Middle East, and the United Kingdom, including founding and serving as Director of Alchemy Prime Markets, an FCA-regulated financial brokerage services company, and Blackthorn Finance Limited, an FCA-regulated authorized payments financial services company, as well as his role as Partner and CEO of Flexo Pack, a global polyethylene products manufacturer.

Family Relationships

There are no family relationships among any of our directors, director nominees, or executive officers.

Term of Office

All directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting, followed by the stockholders’ annual meeting, and until the directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of four (4) members, of which one (1) director is independent.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee, does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Company currently lacks a formal audit committee, is aware this does not meet Nasdaq listing standards, and is actively taking steps to remedy this prior to or in connection with the uplisting, including the addition of independent directors with financial expertise. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our four (4) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders and directors and that the appropriate responses are provided to stockholders promptly. Our board of directors will continue to monitor whether it would be relevant to adopt such a process during the upcoming year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2025, and December 31, 2024.

2025 and 2024 Summary Executive Compensation Table

Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mitch Eaglstein, CEO (1)	2025	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2024	180,000	-0-	211,500	-0-	-0-	-0-	-0-	391,500
Imran Firoz, CFO (2)	2025	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2024	180,000	-0-	211,500	-0-	-0-	-0-	-0-	391,500
Brian Platt, CTO (3)	2025	82,500	-0-	-0-	-0-	-0-	-0-	-0-	82,500
	2024	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

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

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company is paying monthly compensation of $5,000 to its CEO and CFO, respectively, with increases each succeeding year, should the agreement be approved annually. Effective October 1, 2020, the Company will pay $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company will pay $15,000 monthly to its CEO and CFO.

Messrs. Eaglstein, Firoz, and Platt are independent contractors performing as the CEO, CFO, CTO, and COO, respectively. The Company intends to convert all such officers to employee status during the second quarter of 2026. The Company has not issued any bonuses or stock option awards to its officers. The Company intends to provide these incentives to meet specific sales criteria, which will be reviewed quarterly and annually.

On December 12, 2022, the Board of Directors issued 10,000,000 Common Stocks valued at $83,000 each to Eaglstein and Firoz for services rendered concerning the acquisition of AML Ltd and the integration of AD Advisory Services Pty Ltd.

On January 4, 2024, the Board of Directors issued 150,000 Series B Convertible Preferred Stock valued at $211,500 each to Eaglstein and Firoz for services rendered concerning the acquisition and integration of AML, APL, and ATECH.

Employment Agreements

The Company is not currently a party to any employment agreement and has no compensation agreement with any officer or director. The Company plans to enter into employment agreements with its officers before the uplist.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2024

We have not granted any stock options to our executive officers since our incorporation.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees who have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Employee Benefit and Stock Plans

2023 Stock Incentive Plan

In November 2023, our board of directors and, in February 2024, our stockholders approved the FDCTech, Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to increase stockholder value and advance the interests of the Company by providing equity-based incentives to attract, retain, and motivate employees, consultants, and directors of the Company.

Administration

The 2023 Plan is administered by our board of directors or a compensation committee of the board of directors (the “Committee”). The Committee consists of not less than two directors, each of whom must be a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. The Committee has complete authority to award incentives under the 2023 Plan, interpret the Plan, and make any other determinations it believes necessary and advisable for the proper administration of the Plan. The Committee’s decisions relating to the 2023 Plan are final and conclusive on the Company and all participants.

Eligibility

Officers of the Company, employees of the Company or its subsidiaries, members of the board of directors, and consultants or other independent contractors who provide services to the Company or its subsidiaries are eligible to receive incentives under the 2023 Plan when designated by the Committee. Participants may be designated individually or by groups or categories as the Committee deems appropriate. Participation by officers of the Company or its subsidiaries and any performance objectives relating to such officers must be approved by the Committee. Participation is entirely at the discretion of the Committee and is not automatically continued after an initial period of participation.

Vesting

Each stock option granted under the 2023 Plan becomes exercisable at such time or times during its term as determined by the Committee at the time of grant. The Committee has discretion to accelerate the exercisability of any stock option. In the case of restricted stock awards, the restrictions imposed by the Committee may include prohibitions against sale, transfer, pledge, or other encumbrance of the shares, with such prohibitions lapsing at such time or times as the Committee determines, whether in annual or more frequent installments, at the time of the death, disability, or retirement of the holder, or otherwise. Stock appreciation rights become exercisable upon such conditions as the stock option, if any, to which they relate is exercisable.

Shares of Stock Available for Issuance

The Company has reserved a total of 50,000,000 shares of its authorized common stock for issuance under the 2023 Plan. Shares of common stock that are issued under the 2023 Plan or are subject to outstanding incentives will be applied to reduce the maximum number of shares remaining available for issuance. Shares subject to a participant’s exercise of either an option or a stock appreciation right (but not both, in the case of a tandem SAR) shall be counted only once. To the extent that a stock option or SAR granted under the 2023 Plan expires or is terminated or canceled unexercised as to any shares of common stock, such shares may again be issued under the 2023 Plan. Similarly, shares of restricted stock that are forfeited or reacquired by the Company pursuant to rights reserved upon issuance may again be issued under the 2023 Plan.

The authorized number of shares under the 2023 Plan is non-dilutive and will not be affected by reverse or forward stock splits, dividends, or other distributions of the Company’s common stock.

Types of Awards

The 2023 Plan authorizes the Committee to grant the following types of equity-based incentive awards:

Incentive Stock Options and Non-Qualified Stock Options. Stock options granted under the 2023 Plan entitle the grantee, upon exercise, to purchase a specified number of shares of common stock from the Company at a specified exercise price per share. The exercise price cannot be less than the fair market value of the common stock on the date of grant (or 110% of fair market value for incentive stock options granted to any employee who owns more than 10% of the combined voting power of the Company). No option may be exercised more than 10 years after the date of grant (or five years for 10% stockholders receiving incentive stock options). Options may not be repriced without stockholder approval.

Stock Appreciation Rights (SARs). A SAR is a right to receive, without payment to the Company, a number of shares of common stock, cash, or any combination thereof, the amount of which is determined based on the appreciation in the value of the shares subject to the SAR. SARs may be granted in tandem with non-qualified stock options or as free-standing awards. The term of a SAR cannot exceed ten years and one day from the date of grant. SARs may not be repriced without stockholder approval.

Stock Awards and Restricted Stock. A stock award consists of the transfer by the Company to a participant of shares of common stock, without other payment, as additional compensation for services. Restricted stock consists of shares of common stock sold or transferred to a participant at a price determined by the Committee, subject to restrictions on their sale or other transfer. The Committee determines the restrictions applicable to restricted stock, including prohibitions against transfer and requirements to forfeit shares upon termination of employment.

Performance Shares. Performance shares consist of awards that are paid in shares of common stock, subject to the achievement of performance objectives for the Company or one of its operating units by the end of a specified period. If the performance objectives are achieved, each participant will be paid in shares of common stock or cash. If such objectives are not met, each grant of performance shares may provide for lesser payments in accordance with formulas established in the award.

Change in Control

Upon a Change in Control, any stock option or restricted stock award granted to any participant under the 2023 Plan that would have become vested upon continued employment shall immediately vest in full and become exercisable. A “Change in Control” is generally defined under the 2023 Plan to include: (i) the acquisition by any person or group of beneficial ownership of 33% or more of either the outstanding shares of common stock or the combined voting power of the Company’s outstanding voting securities; (ii) the incumbent board ceasing to constitute at least a majority of the board; or (iii) approval by stockholders of a reorganization, merger, consolidation, liquidation, or sale of substantially all assets of the Company, unless the stockholders of the Company immediately prior to such transaction continue to hold more than 50% of the combined voting power of the surviving entity.

In the event of an acquisition of the Company through the sale of substantially all of the Company’s assets or through a merger, exchange, reorganization, or liquidation, the Committee is authorized to take any action it deems equitable, including: (a) providing that all outstanding vested options be exchanged for stock, securities, or assets that would have been paid to participants if their options had been exercised immediately prior to the transaction; (b) providing that participants holding outstanding vested common stock-based incentives receive cash, securities, or other property equal to the excess of fair market value over the exercise price; (c) continuing the Plan with respect to incentives not cancelled and providing participants the right to earn their respective incentives with respect to the equity of the successor entity; or (d) declaring that all unvested or restricted incentives shall be void and terminated, or accelerating vesting.

Repricing

Under the 2023 Plan, other than in connection with a change in the Company’s capitalization, stock options and SARs may not be repriced without stockholder approval. This prohibition applies to both direct repricing (lowering the exercise price of an option or SAR) and indirect repricing (canceling an outstanding option or SAR and granting a replacement option or SAR with a lower exercise price, or exchanging an underwater option or SAR for cash or other awards).

Transferability

Incentive stock options may not be transferred or exercised by another person except by will or by the laws of descent and distribution and must be exercisable during the individual’s lifetime only by the individual. Non-qualified stock options may, in the sole discretion of the Committee, be transferrable to permitted transferees, including the participant’s spouse, children, grandchildren, or parents (collectively, “Family Members”), to trusts for the benefit of Family Members, to partnerships or limited liability companies in which Family Members are the only partners or shareholders, or to entities exempt from federal income taxation pursuant to Section 501(c)(3) of the Internal Revenue Code.

Amendment and Termination

The board of directors may amend or discontinue the 2023 Plan at any time; however, no such amendment or discontinuance shall adversely change or impair, without the consent of the recipient, an incentive previously granted. Further, no such amendment shall, without approval of the stockholders: (a) increase the maximum number of shares of common stock which may be issued under the Plan; (b) change or expand the types of incentives that may be granted; (c) change the class of persons eligible to receive incentives; or (d) materially increase the benefits accruing to participants. The 2023 Plan will remain in effect until all incentives granted have either been satisfied by the issuance of shares or payment of cash or have been terminated, and all restrictions on shares issued under the Plan have lapsed. No incentives may be granted after the tenth anniversary of the date stockholders approved the Plan.

Federal Income Tax Consequences

The following is a general summary of the current U.S. federal income tax treatment of awards authorized to be granted under the 2023 Plan:

Incentive Stock Options. A participant will not recognize income on the grant or exercise of an incentive stock option. However, the difference between the exercise price and the fair market value of the common stock on the date of exercise is an adjustment item for purposes of the alternative minimum tax. Generally, gain or loss from the sale or exchange of shares acquired on the exercise of an incentive stock option will be treated as capital gain or loss if certain holding period requirements are satisfied.

Non-Qualified Stock Options and SARs. A participant generally is not required to recognize income on the grant of a non-qualified stock option or SAR. Instead, ordinary income generally is required to be recognized on the date the option or SAR is exercised. The amount of ordinary income is equal to the excess of the fair market value of the shares on the exercise date over the exercise price (in the case of options) or the amount of cash and/or fair market value of shares received (in the case of SARs).

Company Deduction. The Company generally is not allowed a deduction in connection with the grant or exercise of an incentive stock option (unless a disqualifying disposition occurs). In the case of non-qualified stock options, SARs, restricted stock, and performance shares, the Company will generally be allowed a deduction in an amount equal to the amount of ordinary income recognized by a participant, subject to certain income tax reporting requirements and the limitations of Section 162(m) of the Internal Revenue Code.

Plan Benefits

The terms and number of stock options or other awards to be granted in the future under the 2023 Plan are to be determined in the discretion of the Committee. Since no determinations regarding specific future awards or grants have yet been made, the benefits or amounts that will be received by or allocated to the Company’s executive officers, other eligible employees, non-employee directors, or consultants in the future cannot be determined at this time. As of the date of this prospectus, we have not issued any shares under the 2023 Plan.

Compensation Policies and Practices as They Relate to Risk Management

We believe that the design and objectives of our compensation policies and practices for our employees, including our executive officers, do not encourage excessive or unnecessary risk-taking that is reasonably likely to have a material adverse effect on the Company. Our compensation policies and practices are designed to attract, retain, and motivate qualified employees while aligning their interests with those of our stockholders and the long-term success of our business.

The following elements of our compensation programs are designed to reduce the likelihood of excessive risk-taking:

Balanced Compensation Structure. Our compensation programs include a mix of fixed base salary and variable compensation components, including short-term cash incentives and long-term equity awards. This balanced approach helps ensure that employees are not overly incentivized to pursue short-term results at the expense of long-term value creation.

Long-Term Equity Incentives. A significant portion of our executive compensation is delivered through equity awards that vest over multi-year periods. This design aligns the interests of our executives with those of our stockholders and encourages a focus on long-term Company performance rather than short-term results. The use of time-based vesting and performance-based awards further discourages excessive risk-taking by requiring sustained performance over time.

Board and Committee Oversight. Our board of directors and compensation committee maintain oversight of our executive compensation programs and have the discretion to adjust awards as appropriate based on company performance, market conditions, and individual performance. This oversight provides a check on potential risk-taking behavior.

Prohibition on Hedging and Pledging. Our insider trading policy prohibits our directors and executive officers from engaging in hedging transactions with respect to the Company’s securities, including short sales, puts, calls, or other derivative transactions. This policy ensures that our executives maintain meaningful stock ownership that aligns their interests with those of our stockholders.

Anti-Repricing Provisions. The 2023 Plan prohibits the repricing of stock options and SARs without stockholder approval. This provision prevents the Committee from reducing exercise prices to reward executives when the Company’s stock price declines, which helps ensure that executives remain focused on creating long-term stockholder value.

Regulatory Capital Considerations. Given the nature of our business as a financial services company with regulated subsidiaries in multiple jurisdictions, we are subject to regulatory capital requirements that impose constraints on our risk-taking activities. Our compensation practices are designed to complement these regulatory requirements and to encourage prudent risk management throughout the organization.

Based on the foregoing, we have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

We attempt to make our compensation programs discretionary, balanced, and focused on the long term. We believe the goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives. Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2025, the number of shares of common, Series A Preferred Stock, and Series B Preferred Stock of our Company that are beneficially owned by (i) each person or entity is known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of the common stock by our principal shareholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which consists of the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security and has a right to acquire beneficial ownership within sixty (60) days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

Common Stock

The percentages below are calculated based on 423,084,729 shares of our common stock issued and outstanding for the fiscal year ended December 31, 2025.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitch Eaglstein	Common	20,818,105	4.92%
Imran Firoz	Common	24,310,000	5.75%
Brian Platt	Common	1,000,000	* %
Jonathan Baumgart	Common	645,000	* %
Gope S. Kundnani (2)	Common	180,000,000	42.54%
Robert J. Winters (3)	Common	30,500,000	7.10%
FRH Group Corporation (4)	Common	26,372,413	6.23%
Officers and Directors as a group (4 persons)	Common	226,773,105	53.60%

* Less than 1%

In the fiscal year ended December 31, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as the founders, in consideration of services rendered to the Company. Further, the Company agreed to issue 2,600,000, 400,000, and 1,000,000 shares of Preferred Stock to Mitchell Eaglstein, Imran Firoz, and FRH Group, respectively, as the founders, in consideration of services rendered to the Company.

(1) The addresses for all officers and directors are 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

(2) Gope S. Kundnani owns 180,000,000 shares of the Company’s common stock personally and through APSI Holdings Limited (formerly known as Alchemy Prime Holdings Ltd.), located at 74 Back Church Lane, Unit 8, London, E11LX, UK.

(3) Robert J. Winters owns 30,500,000 in the Company’s common stock personally and resides in Kuala Lumpur, Malaysia.

(4) On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908 in return for issuing 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation located at 530 Technology Drive, Suite 100, Irvine, CA, also owned by Mr. Hong. Mr. Hong resides in Dubai, UAE.

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year ended December 31, 2025.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitchell M. Eaglstein	Series A Preferred	500,000	11.11%
Gope S. Kundnani (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

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

On November 30, 2023, the Company issued 2,500,000 Series A Preferred Stock to Kundnani, valued at $2,500,000. The Company will receive $2,500,000 in direct investment from AHL (previously known as Alchemy Prime Holdings Ltd.) Shareholder for Series A Preferred, valued at $1.00 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

Immediately prior to the closing of this offering, all 4,500,000 outstanding shares of Series A Preferred Stock will be retired and cancelled pursuant to the voluntary surrender and cancellation by the holders thereof.

Upon the retirement of all outstanding shares of Series A Preferred Stock:

● No shares of Series A Preferred Stock will remain outstanding;

● No shareholder will hold super voting rights with respect to any class or series of our capital stock;

● Each share of Common Stock will be entitled to one vote per share on all matters submitted to a vote of stockholders;

● The Company will file an Amended and Restated Certificate of Incorporation / a Certificate of Retirement with the Secretary of State of the State of Delaware to eliminate the Series A Preferred Stock from our authorized capital / reflect the retirement of the Series A Preferred Stock; and

● The voting power of each share of Common Stock as a percentage of total voting power will increase proportionally and no longer be diluted by the super-voting rights of the Series A Preferred Stock.

The holders of Series A Preferred Stock have agreed to surrender their shares for cancellation without receiving any cash consideration in connection with the retirement. The retirement of Series A Preferred Stock will not result in the issuance of any additional shares of Common Stock.

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ended December 31, 2025.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
APSI Holdings Limited (1)	Series B Preferred	1,800,000	75.90%
Mitchell M. Eaglstein, CEO, Director	Series B Preferred	191,844	8.09%
Imran Firoz, CFO, Director	Series B Preferred	150,000	6.32%
FRH Group Corporation (2)	Series B Preferred	150,000	6.32%
Gope S. Kundnani (1), Director	Series B Preferred	50,000	2.11%
William B. Barnett (3)	Series B Preferred	10,000	0.42%
Susan E. Eaglstein (4)	Series B Preferred	10,000	0.42%
Nicky G. Kundnani (5)	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	96.63%

(6) The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 2,371,844 Series B Preferred Stock represents a 0.38% voting percentage on a fully diluted vote per share basis.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nicky G. Kundnani for services valued at $1.41 per share.

Unless otherwise indicated below, the address for each beneficial owner is c/o 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618.

(1) Gope S. Kundnani controls APSI Holdings Limited. Gope S. Kundnani and APSI Holdings Limited’s address is at 74 Back Church Lane, Unit 8, London, E11LX, UK.

(2) FRH Group is located at 530 Technology Drive, Suite 100, Irvine, CA.

(3) William B. Barnet resides at 60 Kavenish Dr, Rancho Mirage, CA, 92770.

(4) Susan E. Eaglstein Resides at 2661 Riverport Dr North, Jacksonville, Florida, 32223.

(5) Nicky G. Kundnani resides at 9RINS Hendrikkade 132 E, Amsterdam, 1011, Netherlands.

Voting Rights

Following the retirement of all outstanding shares of Series A Preferred Stock immediately prior to the closing of this offering, holders of our Common Stock will be entitled to one vote per share on all matters submitted to a vote of stockholders. We will not have any outstanding shares of capital stock with super voting rights following the closing of this offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

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

In September 2022, the Company issued 30 million Common Stock for $300,000 to Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As the director’s compensation, the Company issued 5,000,000 Common Stock, valued at $60,000. Mr. Kundnani is the director and owner of APL.

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

On November 30, 2023, the Company purchased 499 shares of Alchemy Markets Holdings Ltd (Alchemy BVI) from APSI Holdings Limited (APSI), previously known as Alchemy Prime Holdings Ltd (APHL), in exchange for 833,621 Series B Convertible Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Convertible Preferred Stock to APSI. Kundnani, a related party, is the sole shareholder of APSI, a related party. As a result, the Company now owns one hundred percent (100.00%) of AML, an operating entity of Alchemy BVI.

On November 30, 2023, the Company purchased one hundred percent (100.00%) of all the issued and outstanding shares of APL, an FCA-regulated brokerage, from APSI in exchange for 966,379 Series B Convertible Preferred Stock. The Company did not exchange cash in the transaction. The Company has issued the Series B Convertible Preferred Stock APSI. Kundnani, a related party, is the sole shareholder of APSI.

Kundnani, a related party, purchased 2,500,000 Series A Preferred stock of FDCTech for $2.5 million. FDCTech has issued the Series A Preferred stock to Kundnani.

Kundnani, a related party, purchased 50,000,000 Common stock of FDCTech for $5.5 million. FDCTech has issued the Common stock to Kundnani.

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Convertible Preferred Shares in January 2024.

On January 4, 2024, the Company issued 150,000 Series B Convertible Preferred Stock to Imran Firoz, CFO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B Convertible Preferred Stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 4, 2024, the Company issued 150,000 Series B Convertible Preferred Stock to Mitchell M. Eaglstein, CEO and Director, for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B Convertible Preferred Stock to FRH Group for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B Convertible Preferred Stock to William B. Barnett, Esq., for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B Convertible Preferred Stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

On February 7, 2025, the Company issued 10,000 Series B Convertible Preferred Stock to Nicky G. Kundnani for services valued at $1.41 per share.

Eaglstein and Kundnani hold 4,000,000 and 500,000 shares of our Series A Preferred Stock, representing 100.00% of all issued and outstanding Series A Preferred Stock. Immediately prior to the closing of this offering, all 4,500,000 shares of Series A Preferred Stock held by the holders will be retired and canceled. Holders of Series A Preferred Stock will not receive any cash consideration in connection with retirement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Background — History of Independent Registered Public Accounting Firms

Given the number of auditor changes the Company has undergone in recent years, the following background is provided for context. Prior to April 2023, BF Borgers CPA PC served as the Company’s independent registered public accounting firm and audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2021, and December 31, 2022. In May 2024, the Public Company Accounting Oversight Board (PCAOB) permanently revoked BF Borgers’ registration and barred its principals following findings of securities fraud. No fees were paid to BF Borgers in fiscal years 2025 or 2024; the Company paid $64,800 to BF Borgers in fiscal year 2023 for services related to the fiscal year ended December 31, 2022, and 2021.

On April 18, 2023, the Board of Directors engaged Bolko & Company, Boca Raton, Florida (“Bolko”) as the Company’s independent registered public accounting firm. On March 4, 2024, the Board terminated its relationship with Bolko. The Company retained Bolko for less than one year and did not file any Annual Reports on Form 10-K with the SEC during that period. There were no disagreements with Bolko on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of engagement. The Company paid $15,000 to Bolko in fiscal year 2023.

On March 4, 2024, the Board engaged Fortune CPA Inc., Orange, California (“FCPA”) as the Company’s independent registered public accounting firm. On July 2, 2024, the Board terminated its relationship with FCPA. The Company retained FCPA for less than one year and did not file any Annual Reports on Form 10-K with the SEC during that period. There were no disagreements with FCPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of engagement. The Company paid $75,000 to FCPA in fiscal year 2024.

On July 2, 2024, the Board engaged Olayinka Oyebola & Co. (“Olayinka”), Lagos, Nigeria (PCAOB Firm ID: 5968), as the Company’s independent registered public accounting firm. Olayinka audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2024, and December 31, 2023, and reviewed the Company’s quarterly reports on Form 10-Q filed during the period of engagement. On April 3, 2025, the Board dismissed Olayinka following its designation as a Prohibited Service Provider by OTC Markets Group. There were no disagreements with Olayinka on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of engagement. See Item 9 of this Annual Report for further details regarding the change in independent registered public accounting firm.

On April 3, 2025, the Board engaged LAO Professionals (PCAOB Firm ID: 7057) as the Company’s independent registered public accounting firm, effective April 3, 2025. LAO Professionals is currently serving as the Company’s independent registered public accounting firm and has audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, and reaudited the Company’s consolidated financial statements for the fiscal year ended December 31, 2024. The reaudited fiscal year 2024 financial statements are included in Item 8 of this Annual Report.

Audit Fees

For the fiscal year ended December 31, 2025, the Company paid $55,000 to LAO Professionals for audit and quarterly review services, which include the fiscal year 2025 annual audit, the reaudit of the fiscal year 2024 consolidated financial statements, and the review of interim quarterly financial statements. In addition, the Company paid $53,750 to Olayinka Oyebola & Co. in fiscal year 2025, representing the outstanding balance of fees owed for audit and quarterly review services rendered by Olayinka prior to its dismissal on April 3, 2025, including the completion of the fiscal year 2024 annual audit. Accordingly, total audit fees paid in fiscal year 2025 were $108,750.

For the fiscal year ended December 31, 2024, the Company paid $139,750 to Olayinka Oyebola & Co. for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2025, and December 31, 2024, and for the review of quarterly reports on Form 10-Q. The Company also paid $75,000 to Fortune CPA Inc. in fiscal year 2024 for services rendered during the period of FCPA’s engagement from March 4, 2024, to July 2, 2024. Accordingly, total audit fees paid in fiscal year 2024 were $214,750.

Audit-Related Fees

The Company did not incur any audit-related fees from LAO Professionals, Olayinka Oyebola & Co., or Fortune CPA Inc. in fiscal years 2025 or 2024 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, other than those disclosed above under the caption “Audit Fees.”

Tax Fees

The Company did not incur any fees from LAO Professionals, Olayinka Oyebola & Co., or Fortune CPA Inc. in fiscal years 2025 or 2024 for professional services related to tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees from LAO Professionals, Olayinka Oyebola & Co., or Fortune CPA Inc. in fiscal years 2025 or 2024 for any products or professional services not described under the captions above.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services

Our Board of Directors is responsible for the appointment, compensation, and oversight of our independent registered public accounting firm. Our Board of Directors’ policy is to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm prior to the commencement of any such engagement. Pre-approval is generally provided for up to one year and covers specific categories of services and associated fee thresholds.

For fiscal year 2025, our Board of Directors pre-approved 100% of all services provided by LAO Professionals. All fees described above under “Audit Fees” were pre-approved by the Board of Directors in accordance with this policy. Our independent registered public accounting firm periodically reports to our Board of Directors regarding the extent of services provided pursuant to the pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more of its members, provided that any such pre-approval decision is reported to the full Board at its next scheduled meeting.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FDCTECH, INC.

Date:	April 17, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:	April 17, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	April 17, 2026
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2026
Imran Firoz

FDCTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FDCTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Testing of Revenue

As discussed in Note 2 of the financial statements, 3 (three) of the company’s subsidiaries offer trading services and solutions, specializing in OTC and exchange-traded markets in Europe; this accounted for 67% of the total revenue, and it was generated from Commission, Swap, profit from trading, and net floating profit. The Company operates its brokerage business in two segments: retail and institutional (“clients” or “customers”). Through its retail and institutional segment, the Company provides its customers (individuals) around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference (“CFDs”) on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products, as well as OTC options.

We identified the sufficiency of audit evidence over the streams of revenue as a critical audit matter due to the fact that the evaluation of the sufficiency of audit evidence required subjective auditor judgment because of the large volume of data and the information technology (IT) applications utilized in the revenue recognition process in capturing the revenue data.

How We Addressed the Matter in Our Audit

●	Evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue, including general IT controls and IT application controls.
●	Involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems, including the design of audit procedures, used by the Company for the processing and recording of revenue.
●	Recalculated the recorded revenue for a sample of transactions by comparing the amounts recognized for consistency with the Company’s accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data.
●	Confirmed key contract terms with clients for a selection of contracts.
●	We challenged the management about the data integrity and performed a walk-through of the trading platform.
●	We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue.

Related party balances and transactions

As disclosed in Note 5 of the financial statements, under Post-Acquisition Related Party Balances. AIL carried a current account receivable of $35,65,901 due from Alchemy Capital Markets Ltd and Related Party payable of $25,611,280 due to Alchemy DMCC, a related party affiliate, included within the Related Party line on the consolidated balance sheet. This balance reflects trading activity and liquidity arrangements conducted by AIL in the ordinary course of its operations as a securities dealer. The Company has entered into a number of transactions with these related parties in the form of loans and advances.

The reasons we determined this as a critical audit matter were related to (i) the amounts are material to the financial statement; (ii) Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of the related party transactions by the Companies:

●	Conducted background checks and reviewed other public research sources for information related to transactions between the Company and its related parties.
●	Obtained agreements between the Company and related parties and reviewed for proper accounting and disclosures
●	Obtained confirmations from the related parties for the account balances.
●	Reviewed transaction details as posted to the accounting software from the bank statement and the Company’s trading platform.

Clients’ funds and clients’ funds obligations

As disclosed in Note 11, the Company is required to segregate client funds. Client money is held in statutory trust accounts and is not available for general corporate use. The difference between client money assets and liabilities represents client funds held with trading counterparties (liquidity providers) and amounts in transit.

We identified the evaluation of the sufficiency of audit evidence over client funds as a critical audit matter due to the fact that it required the auditor’s judgment to determine the outstanding balances, as the transactions were volatile and subject to exchange rate fluctuations.

How the Critical Audit Matter Was Addressed in the Audit

●	We evaluated the design and tested the operating effectiveness of certain internal controls related to the customer funds and customer funds obligations process.
●	We involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of general IT controls and process-level IT risks, and confirmed the data integrity of the documents provided.
●	Reviewed the data from the trading platform to confirm that intercompany balances were eliminated
●	We obtained confirmation from the clients.
●	Reviewed transaction details as posted to the accounting software from the bank statement and trading activities

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 15, 2026

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024 (Restated)
Assets
Current assets:
Cash	$17,669,749	$25,376,957
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $175,640, respectively	188,415	25,000
Prepaid expenses – current	353,089	156,335

Loan receivable	37,477,356	1,682,450
Total Current Assets	55,688,609	27,240,742
Fixed assets, net	199,058	185,195
Other Non-Current Assets
Capitalized software, net	1,480,246	1,163,309
Investment through subsidiary	36,062	36,062
Accrued income	279,889	2,073,193
Acquired intangible assets	1,326,062	1,317,108
Prepaid	244,008	-
Other trade and tax receivable	2,803,041	167,907
Fair value of trading positions for the firm, profit	1,183,873	607,157
Right of use (lease)	530,348	711,928
Total assets	$63,771,196	$33,502,601
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$166,212	$229,316
Line of credit	111,352	115,337
Accrued expenses, related party	532,287	519,500
Business acquisition loan	2,350,000	350,000
Cares act- paycheck protection program advance	-	5,661
Related party advances	29,197,470	7,992,840
Customer funds	5,813,888	11,526,789
Operating lease liability, current	501,236	319,656
Other current liabilities	2,132,993	5,328,110
Total Current liabilities	40,805,438	26,387,209
Deferred tax liabilities	377,975	333,418
SBA loan – non-current	105,678	114,184
Operating lease liability, non-current	29,112	392,272
Accrued interest – non-current	42,396	70,493
Total liabilities	41,360,599	27,297,576
Commitments and Contingencies (Note 10)	-	-
Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 6,500,000 issued and outstanding, as of December 31, 2025 and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 5,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of December 31, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 750,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of December 31, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, Common Series A, Series B	26,900,000	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	313,484	(72,781)
Accumulated deficit	3,120,795	(2,662,428)
Total FDCTech, Inc. stockholders’ equity (deficit)	22,377,274	6,188,205
Noncontrolling interest	33,323	16,820
Total liabilities and stockholders’ equity (deficit)	$63,771,196	$33,502,601

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024
Revenues
Technology & software	5,099,187	1,642,130
Wealth management	6,430,897	6,498,404
Investment and Brokerage	23,429,315	18,803,184
Total revenue	$34,959,399	$26,943,718
Cost of sales
Technology & software	-	173,708
Wealth management	5,755,675	5,925,652
Investment and Brokerage	10,059,683	8,802,990
Total cost of sales	15,815,358	14,902,350
Gross Profit	$19,144,041	12,041,368
Operating expenses:
General and administrative	11,575,393	11,290,165
Sales and marketing	1,336,685	1,466,616
Depreciation	178,754	186,350
Total operating expenses	13,090,832	12,943,131
Operating loss	6,053,209	(901,763)
Other income (expense):
Other interest expense	16,157	(638,483)
Other income (expense)	(254,754)	1,510,507
Total other income (expense)	(238,597)	872,024
Income (loss) before provision for income taxes	5,814,612	(29,739)
Provision for income taxes		-
Net income (loss)	$5,814,612	$(29,739)
Less: Net (income) loss attributable to noncontrolling interest	31,389	(10,958)
Net income (loss) attributable to FDCTech’s shareholders	5,783,223	(18,781)
Net loss per common share, basic and diluted	$0.01	$0.00
Weighted average number of common shares outstanding, basic and diluted	423,084,729	390,377,880
Other comprehensive income (loss):
Change in foreign currency translation	$(313,484)	$72,781
Total other comprehensive income (loss)	(313,484)	72,781
Total comprehensive income (loss)	5,501,128	43,042
Comprehensive income (loss) attributable to noncontrolling interests	(9,254)	(43,178)
Comprehensive income (loss) attributable to FDCTech stockholders	$5,510,382	$86,220

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
					Additional	other		Accumulated	Stockholders’
	Preferred stock		Common stock		Paid-in	comprehensive	Subscription	surplus	equity
Fiscal year ended December 31, 2024 (Restated)	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable	(deficit)	(deficit)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$-	$(2,643,647)	$13,010,838
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	-	792,200
Common Stock adjustment	-		500,000	50	54,700	-	-	-	54,750
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	-	8,900
Change in APIC due to common control	-	-	-	-	818,507	-	-	-	818,507
FX gain (loss)	-	-	-	-	-	(298,009)	-	-	(298,009)
Subscription receivable	-	-	-	-	(200,000)	-	(8,000,000)	-	(8,200,000)
Net income (loss)	-	-	-	-	-	-	-	(18,781)	(18,781)
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$(2,662,428)	$6,188,205

Fiscal year ended December 31, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	14,100
Change in APIC due to common control	-	-	-	-	9,969,735	-	-	-	9,969,735
Capital contributions	-	-	-	-	546	-	-	-	546
FX gain (loss)	-	-	-	-	-	386,265	-	-	386,265
Net Income	-	-	-	-	-	-	-	5,783,223	5,783,223
Balance, December 31, 2025	6,871,844	$687	423,084,729	$42,308	$26,900,000	$313,484	$(8,000,000)	$3,120,795	$22,377,274

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$5,783,223	$(18,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,754	186,350
Common stock issued for services	-	54,750
Series B stock issued for services	14,100	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	(192,617)	(207,973)
Acquired intangible assets	(8,954)	(11,615)
Change in assets and liabilities:
Gross accounts receivable	(163,415)	981,618
Prepaid	(440,762)	246,856
Related party receivable	(35,794,906)	(1,682,450)
Accounts payable	(63,104)	49,337
Other current liabilities	(3,195,117)	4,557,126
Accrued interest	(28,097)	37,431
Customer funds	(5,712,901)	(18,693,481)
Fair value of trading position, net	(576,716)	268,101
Operating lease	(181,580)	672,245
Deferred taxes	44,557	(513,163)
Related party guarantee	-	1,353,170
Trade and tax receivable	(2,635,134)	9,299
Accrued income	1,793,304	(1,037,574)
Right of use of assets (lease)	181,580	(672,245)
Accrued expenses, related party	12,787	(15,000)
Net cash used in operating activities	$(40,984,998)	$(13,621,417)
Investing Activities:
Capitalized software	(316,937)	(75,766)
Effect of exchange rates	386,265	(298,009)
Business acquisition seller’s note	2,000,000	-
Changes in paid-in capital	-	818,507
Net cash used in investing activities	$2,069,328	$444,732
Financing Activities:
Borrowing from (payments to) line of credit	(3,985)	54,595
Net proceeds from CARES Act - paycheck protection program	(5,661)	(14,991)
Net proceeds from SBA loan	(8,506)	(8,505)
Related party advances	21,204,630	7,199,501
Common stock issued for cash	35,200	20,000
Common stock issued at a discount	9,969,735	8,900
Series A for cash and cancelation	-	(200)
Capital contribution	546	-
Noncontrolling interest	16,503	(22,119)
Net cash provided by financing activities	$31,208,462	$7,237,181
Net increase in cash	(7,707,208)	(5,939,504)
Cash at beginning of the period	25,376,957	31,316,461
Cash at end of the period	$17,669,749	$25,376,957
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
	$-	-

See accompanying notes to the financial statements.

FDCTECH, INC. – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization and General

FDCTech, Inc. (“FDCTech,” “the Company,” “we,” “us,” or “our”) is a financial technology company incorporated in the State of Delaware, United States of America, and is publicly traded on the OTC markets under the ticker symbol OTC: FDCT. The Company is a fully reporting public company subject to the reporting obligations of the Securities Exchange Act of 1934, as amended.

The Company was founded in January 2016 as a back-office technology solution provider to the over-the-counter (“OTC”) brokerage and financial services industries. Through a series of strategic acquisitions, the Company has evolved into a diversified global financial technology platform. These acquisitions include AD Advisory Services Pty Ltd. (2021), Alchemy Markets Ltd. (2022–2023), Alchemy Prime Limited (2023), and Alchemy International Ltd. (2025), collectively expanding the Company’s operational footprint across Australia, Malta, the United Kingdom, Cyprus, Seychelles, and Mauritius.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”) for the year ended December 31, 2025. All intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure and Subsidiaries

FDCTech, Inc. serves as the parent holding company. The following table presents the Company’s consolidated subsidiaries as of December 31, 2025:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets Served	Technology
AD Advisory Services Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl. UK)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
Alchemytech Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	100.00%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party

The Company consolidates all subsidiaries in which it holds a controlling financial interest. AD Advisory Services Ltd. (ADS) is consolidated as a majority-owned subsidiary (51.00% ownership), with the remaining 49.00% recognized as a noncontrolling interest in the consolidated balance sheet and statements of operations. All other subsidiaries are wholly owned (100%) and fully consolidated.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Nature of Operations

The Company operates through four complementary business segments, as follows:

(a) Margin Brokerage

Through Alchemy Markets Ltd. (Malta, regulated by the Malta Financial Services Authority (“MFSA”)), Alchemy Prime Limited (United Kingdom, regulated by the Financial Conduct Authority (“FCA”)), and Alchemy International Ltd. (Seychelles, regulated by the Financial Services Authority (“FSA”)), the Company provides multi-asset online trading services—including foreign exchange (“FX”), contracts for difference (“CFDs”), equities, commodities, and digital assets—to retail and institutional clients globally.

(b) Wealth Management

Through AD Advisory Services Pty Ltd. (Australia, regulated by the Australian Securities and Investments Commission (“ASIC”)), the Company operates a wealth management business with 28 financial advisors collectively managing and advising on approximately $530 million in funds under advice as of December 31, 2025. This segment provides licensing solutions and financial planning services to independent financial advisors operating under the Company’s Australian Financial Services license.

(c) Technology and Software Development

Through FDCTech, Inc. and Alchemytech Ltd. (Cyprus), the Company develops, licenses, and supports its proprietary Condor Trading Technology suite, which includes the Condor Pro Multi-Asset Trading Platform and the Condor Risk Management back-office system. This technology supports multi-asset trading, risk management, and pricing across FX, equities, commodities, and digital assets and is utilized both internally across the Company’s brokerage subsidiaries and licensed to third-party brokerage firms.

(d) Payment Intermediary Services

Through Xoala Asia (Mauritius, licensed by the Financial Services Commission (“FSC”)), the Company is developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement its brokerage and wealth management operations. As of December 31, 2025, this segment remains in the early stages of development and has not yet generated material revenue.

Regulatory Environment

The Company’s brokerage and wealth management subsidiaries operate under licenses and regulatory oversight from multiple international financial regulatory authorities, including the MFSA (Malta), FCA (United Kingdom), FSA (Seychelles), ASIC (Australia), and FSC (Mauritius). The Company is required to maintain minimum regulatory capital levels and comply with ongoing reporting, conduct-of-business, and anti-money-laundering obligations in each of its operating jurisdictions. Regulatory compliance and capital adequacy are monitored by management on an ongoing basis.

Going Concern Consideration

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Management has evaluated the Company’s ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern. The Company’s assessment of going concern, including any identified conditions or events that may raise substantial doubt, and management’s plans to mitigate such conditions, are further described in Note 2.

Fiscal Year

The Company’s fiscal year ends on December 31. The consolidated financial statements presented herein are for the year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. However, at December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On December 31, 2025, and 2024, the Company had $17,669,749 and $25,376,957 cash and cash equivalents held at the financial institution.

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

The Company incurred $1,336,685 and $1,466,616 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2025, and 2024, respectively. The sales and marketing costs are mainly due to expenses related to investment and brokerage business. The sales, marketing, and advertising expenses represented 3.82% and 5.44% of the sales for the fiscal year ended December 31, 2025, and 2024, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. As of December 31, 2024, most of the cash was held with non-FDIC financial institutions in Malta, the UK, and other countries. On December 31, 2025, and 2024, the Company had $17,669,749 and $25,376,957 cash and cash equivalents held at the financial institution, out of which $15,258,896 and $12,658,241 were held at various liquidity providers.

Revenues

The revenues are comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development. For the fiscal year ended December 31, 2025, and 2024, the Company generated $34,959,399 and $26,943,718 in revenues, an increase of over 29.8% from the previous year, mainly due to an increase in margin brokerage and technology business.

Accounts Receivable

At December 31, 2025, and 2024, the accounts receivable were $188,415 and $25,000. At December 31, 2025, and 2024, the Management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

AIL Acquisition

The Company completed the Acquisition of 99.9% of the issued and outstanding shares of Alchemy International Ltd (“AIL”) on October 29, 2025 (“Acquisition Date”), from SYNC Capital Limited (“Seller”), a UK entity, through a cash payment of $2,000,000 (the “Consideration”). The remaining 0.1% of AIL’s shares were retained by a minority interest, resulting in a Non-Controlling Interest (“NCI”) of 0.1%.

The Seller, SYNC Capital Limited, is wholly owned by Mr. Gope S. Kundnani (“Kundnani”). Prior to the Acquisition, Kundnani held 99.9% of AIL’s 50,000 issued shares, comprising 35,000 shares through SYNC Capital Limited and 14,950 shares held personally. Kundnani is also a controlling shareholder of the Company, a related party. The Acquisition was subject to regulatory approval by the UK Financial Conduct Authority (“FCA”), which was received on October 29, 2025, constituting the effective Acquisition Date for accounting purposes.

The transaction was identified as a related-party transaction pursuant to Section 10.5 of the Share Purchase Agreement (“SPA”), and was reviewed and approved by an Audit Committee composed solely of independent, disinterested directors, with Kundnani and his affiliates recused, in compliance with SPA Section 10.6.

Under ASC 805-50-15-6, and consistent with the accounting treatment applied to the prior acquisitions of APL and AML, the Company has determined that the Acquisition of AIL constitutes a transaction between entities under common control. Both AIL (through SYNC Capital Limited) and the Company were, immediately before and after the transaction, controlled by the same individual — Kundnani — who holds more than 50% of the voting ownership interest of each entity, thereby satisfying the common control criteria established in EITF 02-5. ASC 805-20 (the acquisition method) does not apply.

Accordingly, the Company has accounted for the Acquisition under ASC 805-50-30-5. All assets and liabilities of AIL have been recognized at their historical carrying amounts as of the Acquisition Date (proxied at October 31, 2025, per the nearest available management accounts). No fair value adjustments have been made, no purchase price allocation has been performed, and no goodwill or bargain purchase gain has been recognized in the consolidated income statement.

The difference between the Consideration paid ($2,000,000) and the net book value of AIL attributable to the Company at the Acquisition Date represents a capital contribution by Kundnani to the Company. This amount has been credited to Additional Paid-In Capital (“APIC”) in the Company’s consolidated equity. The APIC credit is calculated as follows:

100% Net Book Value of AIL at October 31, 2025	$10,944,062
Less: Consideration paid (per SPA)	(2,000,000)
Less: Non-Controlling Interest (0.1% of Net Book Value)	(10,944)
APIC – Capital Contribution from Controlling Shareholder	$8,933,118

The Company has recognized NCI at $10,944, representing 0.1% of AIL’s net book value at the Acquisition Date. The post-acquisition consolidation process eliminates intercompany transactions and balances between the Company and AIL. Only results from the Acquisition Date (October 29, 2025) through December 31, 2025 are included in the Company’s consolidated income statement for the year ended December 31, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The FSA SD136 regulatory license held by AIL has not been separately recognized as an intangible asset, as it was not previously recorded on AIL’s books and ASC 805-50 does not require or permit the recognition of assets not already carried by the transferring entity.

AIL Purchase Price Allocation

AIL’s Balance Sheet as of October 31, 2025 (proxied Acquisition Date):

Description	Book Value, $
Assets:
Plant and Machinery, net (1)	1,005
Liquidity Provider Accounts, net (2)	10,815,560
C/A – Alchemy Capital Markets Ltd (3)	24,994,050
C/A – Alchemy Markets EU (4)	552,490
Net Intercompany Receivables (5)	1,589,085
Rebates Receivable	46,970
Payment Gateways (6)	599,510
Other Debtors, Prepayments, and Deposits	30,096
Cash at Banks	5,954,369
C/A – FXIFY	5,985
Total assets:	$44,589,119
Liabilities:
Trade Creditors	91,268
Client Money Liabilities – Retail (7)	618,443
Client Money Liabilities – TTCA (7)	12,432,686
C/A – Shareholders	50,000
C/A – Intercompany (payable)	240,645
C/A – Alchemy DMCC (8)	19,933,099
Other Payables, Rebates, Accruals, and Sundry	278,917
Total liabilities	$33,645,058
Net assets (A)	10,944,062
Non-Controlling Interest, 0.1% of Net Assets (B)	10,944
Consideration paid, $2,000,000 cash (C)	2,000,000
APIC – Capital Contribution (A) – (B) – (C)	$8,933,118

(1)	Plant and machinery are recorded at historical cost, net of accumulated depreciation, as carried on AIL’s books at the Acquisition Date. No fair value adjustment has been applied.

(2)	Liquidity provider accounts represent net balances held with third-party liquidity providers in connection with AIL’s FX and CFD trading operations.

(3)	Current account receivable from Alchemy Capital Markets Ltd (ACM), a related-party affiliate, reflecting intercompany trading and operational balances at book value.

(4)	Current account receivable from Alchemy Markets EU, a related-party affiliate, reflecting intercompany trading and operational balances at book value.

(5)	Net intercompany receivables represent amounts due from other entities within the consolidated group, recorded at carrying value and eliminated upon consolidation.

(6)	Balances held with payment gateway providers representing client deposits and settlement amounts in transit.

(7)	Client money liabilities represent net trading deposits placed with AIL by clients for FX, CFD, and other investment activities. Retail client funds and professional/TTCA client funds are presented separately in accordance with applicable regulatory requirements.

(8)	Current account payable to Alchemy DMCC, a related-party affiliate. This balance is included in the Company’s consolidated related-party disclosures. As of December 31, 2025, this balance had increased to $25,611,280.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain and cannot capitalize on the R and D expenditure. The GAAP accounting standards require us to expend all research and development expenditures as incurred. For the fiscal year ended December 31, 2025, and 2024, the Company incurred $0 and $0, R and D costs. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

The claimants are seeking approximately $1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which was served May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025, at which directions will be given to the trial, which will take place during November 2026.

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

The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, at the Company’s motion. Following the hearing, the court instructed FDCTech to conduct an investigation as to the beneficial owner of Intelligenceline.com.

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

The Company filed this appeal on October 19, 2023, challenging the decision-making process that led to the imposition of the penalty as well as the law on which it was based, asserting that the penalty is arbitrary and excessive, and claiming that certain aspects of the decision are unfounded both by law and in fact. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. The case is in the evidentiary production stage pertaining to the Company as appellant. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court scheduled an additional hearing for the FIAU to cross-examine the Company’s witnesses for February 2, 2026, to be heard before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties being imposed by the FIAU are more akin to a penal sanction and that, therefore, subject persons should be afforded the full rights afforded to an accused under criminal law and has consistently quashed FIAU decisions on this basis. While these judgments are, in most part, subject to further appeal before the Constitutional Court of Appeal and have, in two instances, been overturned by the Constitutional Court of Appeal, the Company considers that the principles underpinning such previous judgments are applicable to the Company. The case remains pending as of January 21, 2026; the next hearing in the matter is set for January 28, 2026.

The Company believes it has meritorious defenses and counterclaims in the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal year ended December 31, 2025, and 2024.

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20 and ASC 350-40. Costs incurred after the establishment of technological feasibility, or during the application development stage for internal-use software, are capitalized and amortized on a straight-line basis over the estimated useful life of three (3) years. Costs incurred prior to establishing technological feasibility are expensed as incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Instruments

The Company accounts for convertible instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, as amended by ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU 2020-06, the cash conversion model and the beneficial conversion feature model have been eliminated for convertible instruments. Accordingly, convertible instruments are accounted for as a single unit unless a conversion feature meets the conditions for bifurcation as a derivative under ASC 815.

Convertible preferred stock is evaluated at issuance to determine whether it should be classified as equity or as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Instruments that are mandatorily redeemable or that embody an unconditional obligation to transfer assets are classified as liabilities; all others are classified as equity.

The Company’s Series B preferred convertible stock is classified as equity. No convertible debt instruments were outstanding as of December 31, 2025, and 2024. There were no amortization charges related to debt discounts or beneficial conversion features for the fiscal years ended December 31, 2025, and 2024.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	December 31, 2025	December 31, 2024
USD: AUD	$1.4993	1.6168
USD: EUR	$0.8523	0.9662
USD: GBP	$0.7436	0.7990

Average exchange rate for the period:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025
USD: AUD	$1.5939	1.5605	1.5282	1.5040
USD: EUR	$0.9507	0.8814	0.8553	0.8590
USD: GBP	$0.7944	0.7489	0.7417	0.7519

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2025, and 2024, the Company had 423,084,729 and 390,377,880 weighted average basic and dilutive shares issued and outstanding, respectively.

During the period ended December 31, 2025, and 2024, common stock equivalents were dilutive due to net income. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of January 1, 2020. The Company used the Level 1 Fair Market Measurement to record, at cost, ADS’ intangible assets valued at $2,644,842. We evaluate acquired intangible assets for impairment at least annually to confirm if the carrying amount of acquired intangible assets exceeds their fair value. The acquired intangible assets primarily consist of assets under management, wealth management license, and our technology. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our acquired intangible assets. We will recognize an impairment charge for the difference if the fair value is less than the carrying value. The Company did not record impairment for the fiscal year ended December 31, 2023.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has historically reported accumulated deficits; however, as described below, Management believes that the Company’s financial position and operating trajectory as of December 31, 2025, substantially reduces, and may eliminate, the conditions that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern.

In prior periods, the Company reported recurring net losses from operations and an accumulated deficit that raised substantial doubt about its ability to continue as a going concern. As of December 31, 2024 (as restated), the Company reported an accumulated deficit of $2,662,428, cash of $25,376,957, out of which $12,658,241 held at liquidity providers, and a working capital surplus of $853,533. Net loss attributable to FDCTech’s shareholders for the year ended December 31, 2024 (as restated) was $18,781.

For the fiscal year ended December 31, 2025, the Company achieved significant improvement across all key financial metrics. The Company generated total consolidated revenues of $34,959,399, representing an increase of approximately 29.8% over the prior year, driven by full-year contributions from Alchemy Markets Ltd. (AML) and Alchemy Prime Ltd. (APL), as well as the post-acquisition contribution of Alchemy International Ltd. (AIL) from October 29, 2025, through December 31, 2025. The consolidated net income attributable to the Company’s shareholders for the year ended December 31, 2025, was $5,783,223. As of December 31, 2025, cash and cash equivalents were $17,669,749, out of which $15,258,896 held at various liquidity providers, and a working capital surplus was $14,883,171, and the accumulated deficit was fully eliminated, resulting in an accumulated surplus of $3,120,795.

NOTE 3. MANAGEMENT’S PLANS (continued)

On October 29, 2025, the Company completed the acquisition of 99.9% of the issued and outstanding shares of Alchemy International Ltd. (“AIL”), a securities dealer licensed by the Financial Services Authority of Seychelles (License SD136), from SYNC Capital Limited, a wholly owned entity of Mr. Gope S. Kundnani. The consideration was $2,000,000 cash. AIL was immediately earnings-accretive and contributed net income of approximately $6,276,000 attributable to the Company’s shareholders for the period from the Acquisition Date through December 31, 2025. The AIL acquisition expands the Company’s global regulatory footprint and significantly enhances its capacity to serve offshore brokerages, high-frequency traders, and institutional clients.

Management’s Plans

In response to the conditions described above and to support the Company’s continued growth, Management has implemented and continues to pursue the following plans:

Achieved and Sustained Profitability. The Company returned to profitability in fiscal year 2025, generating Net income (loss) attributable to FDCTech’s shareholders of $5,783,223 for the year ended December 31, 2025, compared to a loss of $18,781 for the year ended December 31, 2024 (as restated). The Company also eliminated its accumulated deficit entirely, reporting an accumulated surplus of $3,120,795 as of December 31, 2025. Management’s focus on operating leverage, disciplined cost management, and integration of acquired entities has produced measurable results. Management intends to sustain and grow profitability through the continued execution of its diversified financial services platform.

Revenue Diversification and Segment Growth. The Company operates across three segments — Investment and Brokerage, Wealth Management, and Technology and Software Development. Total revenues for the year ended December 31, 2025, were $34,959,399, an increase of approximately 29.8% from $26,943,718 in the prior year (as restated). Technology and software revenues grew to $5,099,187, an increase of 210.5% from $1,642,130 in the prior year. Management expects continued growth in the Technology segment, driven by expanded licensing of the proprietary Condor Trading Platform and the commercialization of the Condor Investing and Trading App.

Strategic Acquisitions and Global Expansion. The Company’s growth strategy centers on acquiring and scaling small to mid-size legacy financial services companies with complementary regulatory licenses and client bases. In addition to the AIL acquisition completed in October 2025, the Company announced the acquisition of Alchemy Global to expand its market presence in the Middle East and Asia, and is advancing its acquisition of Steven AB (trading as Xoala), a Swedish-registered investment firm. These acquisitions expand the Company’s regulatory footprint and diversify its revenue base across multiple jurisdictions.

Regulatory Expansion. The Company’s subsidiary Alchemy Markets Ltd. received authorization from the Malta Financial Services Authority (MFSA) to offer equities and money market securities, significantly broadening its product offering to clients. The Company has also expanded its physical presence with new offices in Cyprus, Malta, and the United Kingdom, reinforcing its commitment to regulated, multi-jurisdictional operations.

Uplisting to a Senior National Securities Exchange. In February 2025, the Company announced its intention to apply for uplisting to a senior national securities exchange, such as the Nasdaq Capital Market or the New York Stock Exchange. The Company has engaged Lucosky Brookman LLP as legal counsel and E.F. Hutton & Co. LLC as financial advisor to assist with capital markets strategy, financing opportunities, and the uplisting process. Shareholders have approved an increase in authorized common stock from 500 million to 750 million shares and authorized the Board of Directors to implement a reverse stock split within a ratio of not less than 1-for-10 and not more than 1-for-100 at any time prior to June 30, 2026, providing flexibility to meet exchange listing standards. Management believes uplisting will enhance liquidity, expand the Company’s institutional investor base, and provide greater access to capital markets. In September 2025, the Company engaged ThinkEquity LLC (“ThinkEquity”) to act as the sole book-runner for the firm commitment underwriting of the proposed registered public offering (the “Offering”) of common stock (the “Common Stock”) by FDCTech, Inc. (collectively, with its subsidiaries and affiliates, the “Company”). The Offering will consist of the sale of approximately $20 million worth of Common Stock of the Company (the shares of Common Stock to be sold in the Offering are hereinafter referred to collectively as the “Shares”).

Capital Markets and Balance Sheet Strength. As of December 31, 2025, the Company maintained cash of $17,669,749, out of which $15,258,896 held at various liquidity providers, and a working capital surplus of $14,883,171, and total stockholders’ equity of $22,377,274, providing adequate liquidity to fund operations, service obligations, and pursue continued growth initiatives. The Company’s capital structure reflects the Series A and Series B preferred convertible stock issued in connection with prior financing and acquisition transactions, both classified as equity. Management does not anticipate a need for emergency financing to sustain operations in the near term.

S-1 Registration Statement. In connection with the planned uplisting, the Company intends to file an S-1 registration statement with the Securities and Exchange Commission. The Company’s audited financial statements for AIL for the relevant periods, pro-forma financial information under Article 11 of Regulation S-X, and related-party transaction disclosures required under Regulation S-K Item 404 will be included as required by applicable SEC rules.

Based on the foregoing, including the Company’s elimination of its accumulated deficit, its return to profitability in fiscal year 2025, its strong cash and working capital position as of December 31, 2025, the earnings-accretive contribution of AIL, and Management’s active plans for continued operational and strategic growth, Management believes that the Company has sufficient resources to continue as a going concern for at least twelve months from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this assessment. Management will continue to monitor conditions and update its plans as circumstances evolve.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background

On April 3, 2025, the Company’s Board of Directors dismissed Olayinka Oyebola & Co. (“Olayinka”) as its independent registered public accounting firm, following Olayinka’s designation as a Prohibited Service Provider by OTC Markets Group. The Company engaged LAO Professionals (PCAOB Firm ID: 7057) as its successor independent auditor, effective on the same date.

As part of the auditor transition, LAO Professionals conducted a reaudit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 (previously audited by Olayinka and filed with the SEC on March 3, 2025). The reaudit identified two adjustments to the previously reported figures. Accordingly, the Company has restated its consolidated balance sheet as of December 31, 2024, and its consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Investors should not rely upon the financial statements as presented in the Annual Report on Form 10-K for the year ended December 31, 2024, as originally filed.

Nature of Restatement Adjustments

Adjustment A — Correction of General and Administrative Expense ($44,058)

The reaudit identified $44,058 of general and administrative expenses that had been omitted from the previously reported consolidated statement of operations for the year ended December 31, 2024. The corresponding entry reduces cash by $44,058. This correction increases general and administrative expense by $44,058, reduces net income by $44,058, increases the accumulated deficit by $44,058, and reduces Net income (loss) attributable to the Company shareholders from $80,027 to a loss of $18,781. Working capital is reduced by $44,058 attributable to this adjustment.

Adjustment B — Reclassification of Client Funds of Alchemy Prime Limited, APL, from Alchemy Markets Ltd., AML Cash ($3,500,000)

Client funds aggregating $3,500,000 belonging to Alchemy Prime Limited (APL) and held within the cash account of Alchemy Markets Ltd. (AML) (designated as the liquidity provider account) were identified as having been recorded within AML’s general cash balance rather than as a separately designated client funds account. Client monies held on behalf of third parties are required to be presented as restricted or segregated funds, with corresponding client funds payable recognized, consistent with applicable regulatory requirements and with ASC 942-305, Financial Services – Depository and Lending. This reclassification transfers the balance from AML’s unrestricted cash to a client funds account, reflecting the substance of the arrangement whereby AML holds these funds as custodian on behalf of APL’s clients. The adjustment has no effect on consolidated net income or total stockholders’ equity; however, it reduces unrestricted cash and correspondingly increases the client funds asset balance within the consolidated balance sheet.

Adjustment C — Reclassification of External Third-Party Assets from Alchemy Markets Ltd. Cash on Hand ($3,574,201)

Assets totaling $3,574,201 (EUR 3,453,334) held by AML on behalf of an external third-party counterparty were identified as having been included within AML’s cash on hand balance (Account 1028). These assets represent funds belonging to an external party and do not constitute assets of the Company. Such amounts are required to be reclassified from cash on hand to a client funds or third-party custodial asset account, with a corresponding liability recognized, to properly reflect the Company’s role as custodian of those funds. This adjustment removes third-party assets from the Company’s cash balance and presents them within a client funds or custodial asset classification, with a corresponding recognition of amounts due to the external party. The reclassification has no effect on consolidated net income, net revenue, or total stockholders’ equity.

Adjustment D — Reclassification of cash credit at various Related Parties from Cash on hand to Related party advances, APL ($7,713,827)

We have corrected the classification of certain cash credits, net of $7,713,827, for various related parties to related party advances. As a result, the Cash on hand increased by $7,713,827 for the fiscal year ended December 31, 2024.

Adjustment E — Reclassification of Subscription Receivable from Current Asset to Contra-Equity ($8,200,000)

The previously filed December 31, 2024, balance sheet included a subscription receivable of $8,200,000 classified as a current asset, representing amounts due from shareholders for equity instruments previously issued but not yet paid. Under ASC 505-10-45-2, receivables arising from the issuance of equity instruments shall be presented as a contra-equity item rather than as an asset. Accordingly, $8,000,000 has been reclassified from current assets to a contra-equity offset within stockholders’ equity, and $200,000, representing proceeds from the January 2024 cancellation of 2,000,000 shares of Series A Preferred Stock that had been credited to additional paid-in capital without a corresponding cash receipt, has been reversed from additional paid-in capital. This reclassification has no effect on the consolidated statements of operations, comprehensive income, or cash flows.

Adjustment F — Elimination of Intercompany Receivable Against Intercompany Payable for Alchemy Markets Limited, AML ($732,375)

An intercompany receivable of $732,375 recorded within the consolidated balance sheet as Amount Due from AML had not been properly eliminated against the corresponding intercompany payable balance of Amount Due to AML in the consolidation process. Under ASC 810, Consolidation, all intercompany balances and transactions must be eliminated upon consolidation. This adjustment eliminates the gross presentation of an intercompany receivable and payable, both of which arose from transactions between consolidated entities. The net effect on total consolidated assets and total consolidated liabilities is a reduction of $732,375 each, with no impact on stockholders’ equity or net income.

Adjustment G — Corrects the issuance of 500,000 shares issued for services in October 2021($54,750)

We have corrected the under issuance of 500,000 shares that should have been issued in October 2021 at $0.1095 per share. The entry records the omitted share consideration at the original transaction price. The stock-based compensation expense is increased by $54,750, with an increase in common stock and paid-in-capital of $50 and $54,700, respectively. As a result, the shares issued and outstanding have increased from 390,584,729 to 391,084,729.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Effect of Restatement on Consolidated Balance Sheet

The following table presents the effect of the restatement adjustments on the consolidated balance sheet as of December 31, 2024:

	As Previously Reported	Adjustment Reference		Adjustment Amount	As Restated
Current assets:
Cash	24,781,389	D-A-B-C		595,568	25,376,957
Accounts receivable, net	25,000	—		—	25,000
Prepaid expenses — current	156,335	—		—	156,335
Subscription receivable	8,200,000	-E		(8,200,000)	—
Related party receivable	2,414,825	-F		(732,375)	1,682,450
Total current assets	35,577,549			(8,336,807)	27,240,742
Capitalized software, net	1,163,309	—		—	1,163,309
Investment through subsidiary	36,062	—		—	36,062
Accrued income	2,073,193	—		—	2,073,193
Acquired intangible assets	1,317,108	—		—	1,317,108
Tax receivable	167,907	—		—	167,907
Fair value of trading positions, profit	607,157	—		—	607,157
Right of use (lease)	711,928	—		—	711,928
Fixed assets, net	185,195	—		—	185,195
Total assets	41,839,408			(8,336,807)	33,502,601
Liabilities:
Related party advances	1,011,388	D-F		6,981,452	7,992,840
Customer funds	18,600,990	-B-C		(7,074,201)	11,526,789
Total current liabilities	26,479,958	—		(92,749)	26,387,209
Total liabilities	27,390,325	—		(92,749)	27,297,576
Stockholders’ equity:
Series A Preferred stock	450	—		—	450
Series B Preferred stock	236	—		—	236
Common stock	39,058	G		50	39,108
Additional paid-in capital	17,009,409	E+G+OCI	*	(125,789)	16,883,620
Subscription receivable (contra-equity)	—	A		(8,000,000)	(8,000,000)
Accumulated other comprehensive income (loss)	(53,270)	OCI		(19,511)*	(72,781)
Accumulated deficit	(2,563,620)	A+G		(98,808)	(2,662,428)
Total FDCTech stockholders’ equity	14,432,263	—		(8,244,058)	6,188,205
Noncontrolling interest	16,820	—		—	16,820
Total liabilities and equity	41,839,408	—		(8,336,807)	33,502,601

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Effect of Restatement on Consolidated Statements of Operations and Comprehensive Income

The following table presents the effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2024:

	As Previously Reported	Adjustment A (Sub. Receivable)	Adjustment B (G&A Correction)	As Restated
Total revenues	26,943,718	—	—	26,943,718
Total cost of sales	14,902,350	—	—	14,902,350
Gross profit	12,041,368	—	—	12,041,368
General and administrative	11,191,357	A+G	98,808	11,290,165
Sales and marketing	1,466,616	—	—	1,466,616
Depreciation	186,350	—	—	186,350
Total operating expenses	12,844,323	—	98,808	12,943,131
Operating income (loss)	(802,955)	—	(98,808)	(901,763)
Total other income (expense), net	872,024	—	—	872,024
Income before provision for income taxes	69,069	—	(98,808)	(29,739)
Provision for income taxes	—	—	—	—
Net income	69,069	—	(98,808)	(29,739)
Less: Net income (loss) attributable to NCI	(10,958)	—	—	(10,958)
Net income (loss) attributable to FDCTech	80,027	—	(98,808)	(18,781)
Net income per share — basic and diluted	—	—	—	—
Weighted average shares outstanding	389,877,880	G	500,000	390,377,880
OCI — foreign currency translation	(53,270)	*	(19,511)	(72,781)
Total comprehensive income	122,339	A+G+*	79,297	43,042

Effect of Restatement on Stockholders’ Equity

The following table summarizes the effect of the restatement on each component of stockholders’ equity as of December 31, 2024:

	As Previously Reported	Adjustment A (Sub. Receivable)	Adjustment B (G&A and OCI Correction)	As Restated
Additional paid-in capital	17,009,409	(200,000)	74,211	16,883,620
Subscription receivable (contra-equity)	—	(8,000,000)	—	(8,000,000)
Accumulated other comprehensive income (loss)	(53,270)	—	(19,511)	(72,781)
Accumulated deficit	(2,563,620)	—	(98,808)	(2,662,428)
Total FDCTech stockholders’ equity	14,432,263	(8,200,000)	(44,108)	6,188,205

Effect on Cash Flows and Working Capital

Adjustments A, B, and C reduce the opening cash balance at December 31, 2024, by $7,118,259, and adjustment D increases the cash balance by $7,713,827, from $24,781,389 to $25,376,957, as restated in the Statement of Cash Flows for the fiscal year 2024. Adjustments E, F, and G have no effect on the statement of cash flows. Total working capital at December 31, 2024, decreased from $9,097,591 as previously reported to $853,533 as restated, a reduction of $8,244,058, attributable to the $8,200,000 removal of the subscription receivable from current assets (Adjustment A) and the $44,058 cash reduction (Adjustment B). Total current liabilities are unchanged at $26,387,209.

NOTE 5 . CAPITALIZED SOFTWARE COSTS

During the fiscal years ended December 31, 2025, and 2024, the estimated remaining weighted-average useful life of the Company’s capitalized software was three (3) years. The Company recognizes amortization expenses for capitalized software on a straight-line basis.

At December 31, 2025, and 2024, the unamortized balance of capitalized software for the Company, including software of subsidiaries, was $1,480,246 and $1,163,309, respectively.

The Company has estimated aggregate amortization expense for each of the succeeding fiscal years based on the net unamortized balance of $1,480,246 as of December 31, 2025, and an estimated software asset lifespan of three (3) years:

Fiscal Year	Estimated Amortization ($)
2026	$493,415
2027	493,415
2028	493,416
2029 and thereafter	—
Total	$1,480,246

NOTE 6. OTHER TRADE AND TAX RECEIVABLES

Other trade and tax receivables consist of rebates receivable from liquidity providers, amounts due through payment gateway arrangements, and value-added tax or equivalent recoverable amounts due from tax authorities. The components are as follows:

	December 31, 2025	December 31, 2024
Rebates receivable – liquidity providers (Alchemy International Ltd.)	$2,014,809	$-
Payment gateway receivables	597,885	-
Tax receivable (Alchemy Markets Ltd.)	190,346	167,907
Total other trade and tax receivables	$2,803,041	$167,907

Rebates Receivable – Liquidity Providers

Alchemy International Ltd. (AIL) earns volume-based rebates from liquidity providers in the ordinary course of its margin brokerage operations. These rebates arise from trading activity executed through the liquidity provider arrangements and are recognized as receivable when the right to receive payment has been established. As of December 31, 2025, rebates receivable from liquidity providers totaled $2,014,809, all of which are expected to be collected within twelve months of the balance sheet date.

Payment Gateway Receivables

Payment gateway receivables represent amounts in transit from third-party payment processors in respect of client deposits and other receipts that have been processed but not yet settled to the Company’s bank accounts. As of December 31, 2025, payment gateway receivables totaled $597,885. These amounts are typically settled within a short period following the balance sheet date and are considered fully recoverable.

Tax Receivable

The tax receivable of $190,346 represents value-added tax (VAT) recoverable by Alchemy Markets Ltd. (AML) from the relevant tax authority in Malta. AML is registered for VAT in Malta and periodically files returns, giving rise to refundable VAT positions. Management considers the full balance to be recoverable and expects collection within twelve months of the balance sheet date.

All components of other trade and tax receivables are classified as current assets. Management has assessed the recoverability of each component and does not consider it necessary to record an allowance for credit loss as of December 31, 2025.

FRH Group Convertible Notes (2016–2021)

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes were convertible into Common Stock initially at $0.10 per share, but in no event less than $0.05 per share, and carried an interest rate of 6% per annum, due and payable at maturity.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including accrued interest, of $1,256,908 in return for issuing 12,569,080 unregistered shares of Common Stock of the Company to FRH. Following the Agreement, FRH assigned the shares to FRH Group Corporation, also owned by Mr. Hong.

NOTE 7. RELATED PARTY TRANSACTIONS

FRH Group Convertible Notes (2016–2021)

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH Group”). The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes were convertible into Common Stock initially at $0.10 per share, but in no event less than $0.05 per share, and carried an interest rate of 6% per annum, due and payable at maturity.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including accrued interest, of $1,256,908 in return for issuing 12,569,080 unregistered shares of Common Stock of the Company to FRH. Following the Agreement, FRH assigned the shares to FRH Group Corporation, also owned by Mr. Hong.

Stock Issuances to Related Parties

Between March 15 and 21, 2017, subject to the terms and conditions of a Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at $0.05 per share, a cumulative cash amount of $70,000. Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the Company’s CEO and director.

In September 2022, the Company issued 30,000,000 shares of Common Stock for $300,000 to Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as a director of the Company. As director’s compensation, the Company issued 5,000,000 shares of Common Stock, valued at $60,000. Mr. Kundnani is the director and owner of APL.

In January 2023, the Company sold 115,000,000 shares of Common Stock to Kundnani, a director, for $550,000. In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares, respectively, to Kundnani.

Series A Preferred Stock Transactions

On November 30, 2023, Kundnani purchased 2,500,000 Series A Preferred Stock of FDCTech for $2,500,000, and 50,000,000 shares of Common Stock of FDCTech for $5,500,000. As of September 30, 2023, the Company had 4,000,000 preferred shares issued and outstanding, with Eaglstein, Kundnani, and Hong holding 1,500,000, 1,500,000, and 1,000,000 shares, respectively.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock issued to Felix R. Hong. Following these cancellations, Eaglstein and Kundnani hold 4,000,000 and 500,000 shares, respectively, of Series A Preferred Stock, representing 100% of all issued and outstanding Series A Preferred Stock.

Acquisitions of AML and APL (November 2023)

On November 30, 2023, the Company purchased 499 shares of Alchemy Markets Holdings Ltd (Alchemy BVI) from APSI Holdings Limited (“APSI”), previously known as Alchemy Prime Holdings Ltd (APHL), in exchange for 833,621 Series B Convertible Preferred Stock. No cash was exchanged. Kundnani, a related party, is the sole shareholder of APSI. As a result, the Company owns 100.00% of AML.

On November 30, 2023, the Company purchased 100.00% of all the issued and outstanding shares of APL, an FCA-regulated brokerage, from APSI in exchange for 966,379 Series B Convertible Preferred Stock. No cash was exchanged. Kundnani, a related party, is the sole shareholder of APSI.

NOTE 7. RELATED PARTY TRANSACTIONS (continued)

Series B Convertible Preferred Stock Issuances

In December 2023, Susan Eaglstein, mother of Mitchell Eaglstein, the Company’s CEO, provided $20,000 as a related party advance for working capital. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Convertible Preferred Shares in January 2024.

On January 4, 2024, the Company issued Series B Convertible Preferred Stock for services valued at $1.41 per share to the following related parties: 150,000 shares to Imran Firoz, CFO and Director; 50,000 shares to Gope S. Kundnani, Director; 150,000 shares to Mitchell M. Eaglstein, CEO and Director; 50,000 shares to FRH Group; 10,000 shares to William B. Barnett, Esq.; and 10,000 shares to Susan E. Eaglstein.

On February 7, 2025, the Company issued 10,000 Series B Convertible Preferred Stock to Nicky G. Kundnani for services valued at $1.41 per share.

Acquisition of Alchemy International Ltd. (October 2025)

On October 29, 2025, the Company completed the acquisition of 99.9% of the issued and outstanding shares of Alchemy International Ltd. (“AIL”), a securities dealer licensed by the Financial Services Authority of Seychelles (License SD136), from SYNC Capital Limited (“Seller”). The consideration was $2,000,000 cash. SYNC Capital Limited is wholly owned by Gope S. Kundnani, who is also a controlling shareholder of the Company. Accordingly, this acquisition constitutes a transaction between entities under common control within the meaning of ASC 805-50, and has been accounted for at the historical carrying amounts of AIL’s assets and liabilities. The difference between the consideration paid and the net book value of AIL attributable to the Company ($8,933,118) has been credited to Additional Paid-In Capital as a capital contribution from the controlling shareholder. See Note 2 — Significant Acquisitions.

This transaction was identified as a related-party transaction pursuant to Section 10.5 of the Share Purchase Agreement (“SPA”) and was reviewed and approved by an Audit Committee composed solely of independent, disinterested directors, with Kundnani and his affiliates recused, in compliance with SPA Section 10.6.

Post-Acquisition Related Party Balances — AIL and Alchemy DMCC

Following the acquisition of AIL, significant intercompany and related party balances arose in the consolidated balance sheet as a result of AIL’s pre-existing trading relationships with Alchemy Capital Markets Ltd. (ACM) and Alchemy DMCC, both related-party affiliates of Kundnani. These balances are described below.

As of December 31, 2025, AIL carried a current account receivable of $40,883,329 due from Alchemy Capital Markets Ltd. and related affiliates, included within the Related Party Receivable line on the consolidated balance sheet. This balance reflects trading activity and liquidity arrangements conducted by AIL in the ordinary course of its operations as a securities dealer.

As of December 31, 2025, AIL carried a current account payable of $25,512,642 due to Alchemy DMCC, a related-party affiliate, included within Related Party Advances on the consolidated balance sheet. Additionally, FDCTech at the parent level carried a payable of $536,504 to Alchemy DMCC. The terms and repayment conditions of these balances are subject to ongoing intercompany arrangements and are eliminated upon consolidation where applicable.

Accrued Compensation — Executive Officers

As of December 31, 2025, the Company had accrued but unpaid payroll obligations of $241,000 to Mitchell M. Eaglstein, CEO and Director, and $286,000 to Imran Firoz, CFO and Director (through Thinkatalyst Inc., a company controlled by Mr. Firoz), included within Accrued Expenses, Related Party on the consolidated balance sheet. No related-party interest expense was incurred for the fiscal years ended December 31, 2025, and 2024.

Planned Retirement of Series A Preferred Stock

In connection with the Company’s planned uplisting to a senior national securities exchange, immediately prior to the closing of the contemplated offering, all 4,500,000 shares of Series A Preferred Stock held by Eaglstein (4,000,000 shares) and Kundnani (500,000 shares) will be retired and cancelled. Holders of Series A Preferred Stock will not receive any cash consideration in connection with such retirement.

NOTE 7. RELATED PARTY TRANSACTIONS (continued)

Summary of Related Party Balances

The following table summarizes related party balances included in the consolidated balance sheets as of December 31, 2025, and December 31, 2024 (as restated):

	December 31, 2025	December 31, 2024 (Restated)
Related party receivable (asset):
AIL – intercompany receivable (post-acquisition)	$37,579,900	$—
FDC – loan receivables and advances	3,165,290	1,682,450
AML – due from related parties, net	(3,300,538)	—
FXPIG – due from	32,704	—
Total related party receivable	$37,477,356	$1,682,450

Related party advances (liability):
AIL – due to Alchemy DMCC (post-acquisition)	$25,512,642	$7,713,827
FDC – due to Alchemy DMCC	536,504	—
FDC – related party advances, net	33,000	33,000
ADS – related party loan	4,711	3,536
AML – due to AML US	720,644	140,682
ATECH – related party loan	—	101,795
Total related party advances	$29,197,470	$7,992,840

Accrued expenses, related party (liability):
Accrued payroll – Mitchell M. Eaglstein	$241,000	246,000
Accrued payroll – Imran Firoz	286,000	273,500
ATECH – accrued expenses	5,287	—
Other accrued, related party	—	519,500
Total accrued expenses, related party	$532,287	$519,500

NOTE 8. LINE OF CREDIT

Since June 2016, the Company has maintained an unsecured revolving line of credit of $40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases of 12% and a cash advance rate of 25%, as of December 31, 2025.

Since October 2024, the Company has maintained an additional unsecured revolving line of credit with no preset spending limit, meaning the spending limit is flexible. The pay-over-time limit is $45,000. The credit line has an average purchase interest rate of 28% as of December 31, 2025.

As of December 31, 2025, the Company complies with the terms and conditions of both credit lines. At December 31, 2025, and 2024, the aggregate outstanding balance was $111,352 and $115,337, respectively.

NOTE 9. NOTES PAYABLE – RELATED PARTY

Business Acquisition Loan — Seller’s Note

As of December 31, 2024, the Company carried a business acquisition loan of $350,000 in connection with a prior acquisition. During the fiscal year ended December 31, 2025, the Company recorded an additional $2,000,000 obligation in connection with the acquisition of Alchemy International Ltd. (“AIL”), representing the cash consideration paid to SYNC Capital Limited pursuant to the Share Purchase Agreement dated October 29, 2025. As of December 31, 2025, the total outstanding balance of the business acquisition loan was $2,350,000. The maturity of $2,000,000 loan obligation was extended to June 30, 2026.

Accrued interest on the business acquisition loan was $14,000 as of December 31, 2025, included within Accrued Interest — Non-Current on the consolidated balance sheet. See Note 7 — Related Party Transactions and Note 2 — Significant Acquisitions for further details regarding the AIL acquisition.

SBA Loan

On May 22, 2020, the Company received $144,900 under the Small Business Administration (“SBA”) Economic Injury Disaster Loan program. The loan bears interest at 3.75% per annum and requires monthly installment payments of $707, including principal and interest, beginning twelve (12) months from the promissory note date. The loan matures thirty (30) years from the promissory note date. As of December 31, 2025, and 2024, the outstanding balance was $105,678 and $114,184, respectively, classified as non-current on the consolidated balance sheet.

CARES Act — Paycheck Protection Program (PPP Note)

On May 1, 2020, the Company received proceeds of $50,632 under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note carried a fixed interest rate of 1.00% per annum. During the fiscal year ended December 31, 2025, the Company repaid the remaining outstanding balance in full. As of December 31, 2025, the PPP Note outstanding balance was $0. As of December 31, 2024, the outstanding balance was $5,661.

AJB Capital Promissory Note (Fully Retired)

On January 27, 2022, the Company entered into a promissory note with AJB Capital Investments, LLC for $550,000 at a coupon of 10%, maturing July 27, 2022. The note was fully repaid in February 2023. On December 27, 2023, the Company redeemed the associated warrants issued as part of the original agreement for cash payments of $100,000 (paid at execution) and $100,000 (paid on or before January 26, 2024), together with the issuance of 5,000,000 restricted shares of Common Stock on January 2, 2024. As of December 31, 2025, and 2024, there was no outstanding balance under the AJB Capital arrangement.

Economic Injury Disaster Loan (EIDL) Grant

On May 14, 2020, the Company received $4,000 as an Economic Injury Disaster Loan emergency grant under the CARES Act. As this grant is forgivable and requires no repayment, the Company recorded it as other income. There was no outstanding repayment obligation as of December 31, 2025, or 2024.

Summary of Outstanding Loan Balances

The following table summarizes outstanding loan and note balances as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Related party receivable (asset):
Business acquisition loans (Seller’s note)	$2,350,000	$350,000
SBA loan (non-current)	105,678	114,184
PPP loan	—	5,661
AJB promissory note	—	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

As of December 31, 2025, the Company and its subsidiaries operate offices across multiple jurisdictions. Leases that qualify under ASC 842 are recognized on the consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. As of December 31, 2025, the ROU asset was $530,348, current operating lease liabilities were $501,236, and non-current operating lease liabilities were $29,112. The weighted-average remaining lease term for qualifying operating leases was approximately 1.1 years, and the weighted-average discount rate was approximately 5.5%. Service contracts and month-to-month arrangements that do not qualify as leases under ASC 842 are expensed as incurred and included in General and Administrative expenses.

Irvine, California, USA (Company Headquarters)

Effective October 29, 2019, to the present, the Company leases office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618, on a month-to-month basis. The Company may terminate the agreement by delivering an exit form at least one calendar month prior to the intended termination month. The monthly membership fee is $95. This agreement is classified as a service contract rather than a lease under ASC 842 and payments are recognized as operating expenses.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, ADS leases office space at Level 38/71 Eagle St, Brisbane City QLD 4000, Australia, on a month-to-month basis. The monthly membership fee is approximately $125. This agreement is classified as a service contract rather than a lease under ASC 842 and payments are recognized as operating expenses.

Limassol, Cyprus (Company’s Executive Rental)

From July 2023 to the present, the Company has leased office and residential space in the Limassol District, Cyprus, from an unrelated party, at a monthly rent of approximately $3,500, included in General and Administrative expenses. This agreement is classified as a residential rental contract rather than a commercial lease and does not create an ROU asset under ASC 842.

Limassol, Cyprus (ATECH Office)

Effective August 26, 2024, AlchemyTech Ltd. (“ATECH”) entered into a Sublease Agreement for office premises located at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus, with Aldeon Property Partners Ltd. as Sublessor, and FDCTech, Inc. acting as Guarantor. The lease term is twenty-four (24) months, commencing October 1, 2024, and expiring September 30, 2026, with an option to extend for up to two additional two-year terms at a 5% rent increase per renewal period. Monthly rent is €8,000 (approximately $8,600) plus VAT, for a total lease commitment of €192,000. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet.

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leases office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta, on a month-to-month basis. The monthly membership fee is €1,659. This agreement is classified as a service contract rather than a lease under ASC 842 and payments are recognized as operating expenses.

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML entered into a service agreement with Mindspace Ltd. for office space and related services at Menachem Begin 11, Ramat Gan, Israel, on a monthly auto-renewing basis. The monthly fee is $4,500 (including VAT), with a security deposit of $6,300. AML does not have exclusive control over a specific unit. This agreement does not create a lease under ASC 842 and is accounted for as a service contract.

London, United Kingdom (APL Office)

Effective December 20, 2024, Alchemy Prime Limited (“APL”) entered into a lease agreement for office space at Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V 8AR, with Agop Tanielian and Hourig Mercedes Tanielian as landlords. The lease has a fixed term of five years, expiring in 2029, with an annual rent of £112,500 (approximately $12,000 per month), payable in quarterly installments. The lease includes a Break Clause exercisable on or after 2026, subject to four months’ prior written notice. APL is liable for service charges, insurance rent, and reinstatement obligations upon termination. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet.

Terminated Leases

Limassol, Cyprus (Ecastica)

From October 2023 to August 2024, the Company leased office space in the Limassol District, Cyprus, for the intended establishment of AlchemyTech Ltd. The monthly rent was approximately $1,000 and the down payment was approximately $6,300, included in General and Administrative expenses. The lease was terminated in August 2024.

Chelyabinsk, Russia

From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, at $500 per month for software development and technical support. The Company closed its Russian offices in August 2022 and relocated the team to Turkey, and subsequently to Kazakhstan in April 2023. This lease has been fully terminated.

Rental expenses for all operating leases and service contracts are included in General and Administrative expenses.

Employment Agreement

The Company compensates its key executives as independent contractors. Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses or other incentive plans. Each executive is paid at the beginning of each month. From September 2018 through September 30, 2020, the Company paid monthly compensation of $5,000 to its CEO and CFO, respectively. Effective October 1, 2020, the Company increased the monthly compensation to $12,000. Effective January 1, 2023, the Company pays $15,000 monthly to its CEO and CFO.

The Company is not currently a party to any formal employment agreement and has no compensation agreement with any officer or director. The Company plans to enter into employment agreements with its officers in connection with the planned uplisting to a senior national securities exchange.

Accrued Interest

At December 31, 2025, and December 31, 2024, the cumulative accrued interest on SBA and other loans, classified as non-current on the consolidated balance sheet, was $42,396 and $70,493, respectively.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of a loss related to pending legal proceedings when the loss is probable and the amount can be reasonably estimated. When the Company can only reasonably estimate a range of losses with no best estimate, it records the minimum estimated liability. As additional information becomes available, the Company reassesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. Legal costs associated with defending the Company are recorded as expenses when incurred.

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

The Company and its subsidiaries are involved in the following legal proceedings:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330 as of December 9, 2024. The claimants are Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), a Malta-incorporated broker that FDCTech acquired in June 2023. Following completion of the acquisition, the Company discovered that the target company had anti-money laundering deficiencies in 2019 for which it was fined by the Financial Intelligence Analysis Unit. An external audit also revealed that prior shareholders had taken loans from the company that were never repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, FDCTech withheld the final payment to the sellers.

The claimants are seeking approximately $1.02 million they allege is owing under the Share Sale Agreement, which they seek to rectify to make legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, served May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025, with directions given toward a trial scheduled during November 2026.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

This action is pending in the Superior Court of California, County of Orange. FDCTech alleges that the defendants, through their websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com, published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing significant reputational and financial harm including lost business opportunities. FDCTech further alleges that the defendants engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 and had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, at which the court instructed FDCTech to conduct further investigation as to the beneficial owner of Intelligenceline.com.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

This appeal is pending before the Court of Appeal (Inferior Jurisdiction) in Malta. On September 23, 2023, the Financial Intelligence Analysis Unit (“FIAU”) imposed an administrative penalty of €419,997 and a follow-up directive on Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, based on a compliance examination conducted between November 25, 2019, and December 5, 2019 — approximately four years prior to the decision and under different ownership and control. The Company filed this appeal on October 19, 2023, challenging the decision-making process, the law on which the penalty was based, and asserting that the penalty is arbitrary and excessive. The case is in the evidentiary production stage. On October 24, 2025, a hearing was held for the Company to present further evidence. An additional hearing has been scheduled for February 2, 2026, for the FIAU to cross-examine the Company’s witnesses before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

This constitutional challenge is pending before the First Hall Civil Court (Constitutional Jurisdiction) in Malta and relates to the same September 23, 2023, FIAU decision described above. The Company filed this application on April 2, 2024, challenging: (i) the composition of the FIAU and its enabling legislation; (ii) decision-making processes alleged to breach the Company’s fundamental right to a fair hearing; and (iii) that the penal nature of the penalty was imposed in breach of the Constitution of Malta without adjudication by an independent court. The Company requests the Constitutional Court to set aside the FIAU decision in its entirety. The first procedural hearing took place on May 7, 2024. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties imposed by the FIAU are more akin to penal sanctions and that subject persons should be afforded the full rights of an accused under criminal law, consistently quashing FIAU decisions on this basis. The case remains pending as of January 21, 2026; the next hearing is set for January 28, 2026.

The Company believes it has meritorious defenses and counterclaims in all of the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty. There are no additional materials pending legal or governmental proceedings other than ordinary routine litigation incidental to the business.

Tax Compliance Matters

From inception to date, the Company’s officers have been compensated as independent contractors. As a result, as of December 31, 2025, the Company believes payroll tax liabilities are not material. The Company’s federal taxes are compliant with the Internal Revenue Service regulations.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Delaware to increase the authorized shares to 260,000,000, consisting of 250,000,000 shares of Common Stock (par value $0.0001) and 10,000,000 shares of Preferred Stock (par value $0.0001).

On February 17, 2022, the Company filed an Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 to increase the authorized Common Stock from 250,000,000 to 500,000,000 shares and to approve the Company’s 2022 Equity Plan. The Approving Stockholders (common stock only) owned 96,778,105 shares, representing 64.62% of the total issued and outstanding voting power of the Company.

On March 12, 2024, the Company filed an Information Statement to increase the authorized Common Stock from 500,000,000 to 1,000,000,000 shares, to authorize a reverse stock split in a ratio of not less than 1-for-10 and not more than 1-for-50 at any time prior to June 30, 2024, and to approve the Company’s 2023 Stock Incentive Plan. The Approving Stockholders (common stock only) owned 280,102,413 shares, representing 72% of the total issued and outstanding voting power of the Company. The Board retains authority to abandon either Corporate Action prior to its effective date.

On September 4, 2025, the Board and the holders of a majority of the Company’s voting stock approved the following corporate actions by written consent pursuant to Sections 228 and 242 of the Delaware General Corporation Law: (i) an increase in the authorized Common Stock from 500,000,000 to 750,000,000 shares; and (ii) an increase in the authorized Preferred (Series A and Series B) Stock from 10,000,000 to 15,000,000 shares; and (iii) authorization for the Board to implement a reverse stock split of all outstanding Common Stock in a ratio of not less than 1-for-10 and not more than 1-for-100 at any time prior to June 30, 2026, at its discretion. The Approving Stockholders (common stock and Series A Preferred) owned 370,128,105 shares, representing 87.6% of the total issued and outstanding voting power. Each Corporate Action became effective on or about the 20th calendar day after the Information Statement was mailed to stockholders.

As of December 31, 2025, and 2024, the Company’s authorized capital stock consists of 15,000,000 shares of Preferred Stock (par value $0.0001) and 750,000,000 shares of Common Stock (par value $0.0001).

As of December 31, 2025, and 2024, the Company had 423,084,729 and 391,084,729 shares of Common Stock issued and outstanding, respectively. Of the 423,084,729 shares outstanding as of December 31, 2025, 371,861,597 shares are restricted and 50,723,132 shares are unrestricted.

As of December 31, 2025, and 2024, the Company had 4,500,000 and 4,500,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2025, and 2024, the Company had 2,371,844 and 2,361,844 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

NOTE 11. STOCKHOLDERS’ DEFICIT (continued)

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the fiscal year ended December 31, 2024.

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

NOTE 11. STOCKHOLDERS’ DEFICIT (continued)

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the fiscal year ended December 31, 2025.

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
Alchemy Prime Holdings Ltd.	Series B Preferred	1,800,000	75.90%
Gope S. Kundnani	Series B Preferred	191,844	6.32%
Mitchell M. Eaglstein	Series B Preferred	150,000	6.32%
Imran Firoz	Series B Preferred	150,000	6.32%
FRH Group	Series B Preferred	50,000	2.11%
William B. Barnett	Series B Preferred	10,000	0.42%
Susan E. Eaglstein	Series B Preferred	10,000	0.42%
Nicky G. Kundnani	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	96.63%

(6)	The Series B Preferred Stock are non-dilutive and are not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action. As a result, 2,371,844 Series B Preferred Stock represent a 0.38% voting percentage on a fully diluted vote per share basis.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to William B. Barnett, Esq., for services valued at $1.41 per share.

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nicky G. Kundnani for services valued at $1.41 per share.

NOTE 11. STOCKHOLDERS’ DEFICIT (continued)

Common Stock

The following summarizes significant Common Stock issuances since the Company’s inception through December 31, 2025:

On January 21, 2016, the Company collectively issued 30,000,000 and 5,310,000 common shares at par value to Mitchell Eaglstein and Imran Firoz, respectively, as founders, in consideration of services rendered.

On December 12, 2016, the Company issued 28,600,000 common shares to the remaining two founding members.

On March 15, 2017, the Company issued 1,000,000 restricted common shares for platform development valued at $50,000, and 1,500,000 restricted common shares for professional services to three individuals valued at $75,000.

On March 17, 2017, the Company issued 1,000,000 shares to Susan Eaglstein for cash of $50,000. On March 21, 2017, the Company issued 400,000 shares to Bret Eaglstein for cash of $20,000. Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the CEO and director.

From July 1, 2017 to October 3, 2017, the Company issued 653,332 units under its Offering Memorandum for cash of $98,000, where each unit consisted of one share of Common Stock and one Class A warrant.

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultants valued at $10,500.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight consultants valued at $9,000.

From January 29, 2019 to February 15, 2019, the Company issued 33,000 registered shares for cash of $4,950. On February 26, 2019, the Company filed Post-Effective Amendment No. 1 to its Form S-1, removing from registration all shares that were offered but not sold.

On June 3, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. at $0.25 per share valued at $686,263, for financial advisory services. On August 25, 2020, the engagement was terminated, and the Broker-Dealer returned the 2,745,053 shares.

On October 1, 2020, the Company issued 250,000 restricted common shares to a digital marketing consultant valued at $30,000.

On January 31, 2021, the Company issued 2,300,000 restricted common shares to two consultants for professional services valued at $621,000.

On February 22, 2021, the Company eliminated all four FRH Group convertible notes totaling $1,256,908 by issuing 12,569,080 unregistered common shares. FRH assigned the shares to FRH Group Corporation.

On May 19, 2021, the Company issued 1,750,000 restricted common shares to a consultant for professional services valued at $350,000.

On June 2, 2021, the Company issued 1,750,000 restricted common shares under the Genesis Agreement valued at $437,500. As the Genesis Agreement did not materialize, the consultant returned the shares to the treasury.

On June 15, 2021, the Company issued 100,000 restricted common shares to a board member for services valued at $21,000. On July 6, 2021, the Company issued a further 100,000 restricted common shares to a board member for services valued at $22,000.

On July 20, 2021, the Company issued 545,852 restricted common shares to a consultant for professional services valued at $98,253.

On October 4, 2021, the Company filed a prospectus related to the resale of shares to White Lion and AD Securities America, LLC. The Company issued 2,000,000 shares to AD Securities America, LLC for $200,000 and 670,000 registered shares to White Lion as consideration shares valued at $80,400.

On October 5, 2021, the Company issued 1,500,000 restricted common shares to a consultant for professional services valued at $164,250.

In November 2021, the Company issued 750,000 registered shares to White Lion for cash of $62,375.

On December 22, 2021, the Company issued 45,000,000 restricted common shares to ADFP to acquire a 51.00% controlling interest in AD Advisory Service Pty Ltd.

In December 2021, the Company issued 5,650,000 restricted common shares to two board members, a consultant, and two officers for services and software development valued at $169,500.

On January 4, 2022, the Company issued 1,500,000 restricted common shares to a consultant for professional services valued at $93,750. From January 4 to February 10, 2022, the Company issued 2,500,000 registered shares to White Lion for cash of $114,185.

On January 27, 2022, the Company issued 2,214,286 common shares valued at $71,521 upon execution of the AJB Capital promissory note, together with 1,000,000 three-year cash warrants priced at $0.30 as the incentive fee.

On July 31, 2022, the Company issued 250,000 restricted common shares to a consultant for professional services valued at $9,475.

On September 30, 2022, the Company issued 30,000,000 restricted common shares for cash valued at $300,000, and 5,000,000 restricted common shares to Gope S. Kundnani for services valued at $60,000.

NOTE 11. STOCKHOLDERS’ DEFICIT (continued)

On December 12, 2022, the Company issued 20,000,000 restricted common shares to two officers for services valued at $166,000. On December 15, 2022, the Company issued 8,000,000 restricted common shares to two officers for services valued at $76,000.

On January 25, 2023, the Company issued 5,309,179 restricted common shares to AJB as compensation for consideration shares related to the AJB Note, valued at $60,525, and 115,000,000 restricted common shares for cash valued at $550,000.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

On November 30, 2023, the Company issued 50,000,000 restricted common shares to Kundnani for cash valued at $5,500,000.

On December 27, 2023, the Company issued 5,000,000 restricted common shares to AJB Capital in exchange for the redemption of warrants, valued at $90,000.

On May 9, 2024, the Company issued 2,000,000 shares for cash of $20,000.

On January 1, 2025, the Company issued 32,000,000 restricted common shares to employees of its subsidiaries for services rendered, valued at $35,200. The shares were issued to Robert W. Winters (30,000,000 shares), Shimon Kogan (1,000,000 shares), and Patrick G. Cann (1,000,000 shares).

Additional Paid-In Capital — AIL Common Control Acquisition

In connection with the acquisition of Alchemy International Ltd. on October 29, 2025, the Company recorded an increase to Additional Paid-In Capital of $9,969,735, representing the excess of AIL’s net book value at acquisition over the $2,000,000 cash consideration paid, net of non-controlling interest recognized. This amount represents a capital contribution from the controlling shareholder, Gope S. Kundnani, and is accounted for under ASC 805-50. See Note 2 — Significant Acquisitions and Note 5 — Related Party Transactions for further details.

Subscription Receivable

As of December 31, 2025, and 2024, the Company has a subscription receivable of $8,000,000, recorded as a contra-equity item within stockholders’ equity, representing shares issued for which the consideration has not yet been received.

NOTE 12. WARRANTS

On January 27, 2022, in connection with the AJB Capital promissory note, the Company issued 1,000,000 three-year cash warrants (“AJB Warrants”) priced at $0.30 per share, together with 2,214,286 shares of Common Stock valued at $71,521, as the incentive fee upon execution of the agreement.

The AJB Warrants were fully redeemed on December 27, 2023, pursuant to a warrant redemption agreement on the following terms: (i) cash payment of $100,000 paid at execution; (ii) a second cash payment of $100,000 paid on or before January 26, 2024; and (iii) the issuance of 5,000,000 restricted shares of Common Stock on January 2, 2024, valued at $90,000. All obligations under the warrant redemption agreement were satisfied in full by January 2024.

As of December 31, 2025, and 2024, there were no warrants issued or outstanding. The Company has no equity compensation plans under which warrants or options are currently authorized for issuance.

NOTE 13. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) consists of foreign currency translation adjustments arising from those subsidiaries that do not use the U.S. dollar as their functional currency. These adjustments are recorded net of tax in Accumulated Other Comprehensive Income (Loss) (“AOCI”) within stockholders’ equity and are reclassified to the income statement only upon the disposal or liquidation of the related subsidiary.

The following table shows the changes in AOCI by component for the fiscal years ended December 31, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income (loss), attributed to ADS	(65,755)
Other comprehensive income (loss), attributed to AML	126,865
Other comprehensive income (loss), attributed to APL	20,431
Other comprehensive income (loss), attributed to ATECH	(8,760)
Total other comprehensive income (loss), as restated, December 31, 2024	72,781
Balance as of December 31, 2024	$298,009
Other comprehensive income (loss), attributed to ADS	(82,945)
Other comprehensive income (loss), attributed to AML	(246,307)
Other comprehensive income (loss), attributed to APL	42,728
Other comprehensive income (loss), attributed to ATECH	(9,733)
Other comprehensive income (loss), attributed to AIL	(17,227)
Total other comprehensive income (loss), December 31, 2025	(313,484)
Balance as of December 31, 2025	$(15,475)

NOTE 14. INCOME TAXES

The income tax disclosures below reflect the tax position of FDCTech, Inc. as a standalone U.S. domestic C-corporation (the “U.S. Parent”). The Company’s foreign operating subsidiaries – Alchemy Markets Ltd. (Malta), Alchemy Prime Limited (United Kingdom), AD Advisory Services Pty Ltd. (Australia), Alchemy International Ltd. (Seychelles), and Alchemytech Ltd. (Cyprus) – are separate legal entities subject to income taxation in their respective jurisdictions. The U.S. Parent does not include foreign subsidiary earnings in its U.S. federal or state income tax returns. The deferred tax liabilities recognized on the consolidated balance sheet in respect of the foreign subsidiaries are discussed separately below.

The Company calculates its income tax provision using the asset and liability method prescribed under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss (“NOL”) carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

United States Federal and State Income Taxes – FDCTech, Inc.

The U.S. Parent is subject to the U.S. federal corporate income tax at a flat rate of 21% under the Tax Cuts and Jobs Act of 2017, as well as applicable state income taxes in California. For the fiscal years ended December 31, 2025 and December 31, 2024, the U.S. Parent generated a pre-tax loss from operations on a standalone basis. In each year, the provision for income taxes attributable to the U.S. Parent was $nil, as described below.

Book-to-Tax Reconciliation – FDCTech, Inc. (U.S. Parent Standalone)

The following table reconciles the U.S. Parent’s pre-tax book loss to taxable income (loss) for the fiscal years ended December 31, 2025, and December 31, 2024:

Income Tax	Deferred Tax Assets/Liability
	December 31, 2025		December 31, 2024
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books	(892,978)	(187,525)	(719,397)	(151,073)
M-1 Differences:
Stock/options issued for services	49,300	10,353	846,950	177,860
Allowance for doubtful accounts	—	—	44,058	9,252
Tax income (loss)	(843,678)	(177,172)	171,611	213,049

Prior Year NOL (exclude the effect of state tax)	(1,224,265)	(257,096)	(1,395,876)	(293,134)
Cumulative NOL	(2,067,943)	(434,268)	(1,224,265)	(257,096)

	December 31, 2025	December 31, 2024
Net operating loss carry forwards.	434,268	257,096
Stock/options issued for services	10,353	177,860
Allowance for doubtful accounts	—	9,252
Valuation allowance	(444,621)	(444,207)
Total	—	—

Tax at statutory rate (21%)	(187,525)	(151,073)
State tax benefit, net of federal tax effect	—	—
Change in valuation allowance	187,525	151,073
Total	—	—

Note 14. Income Taxes (continued)

For the fiscal year ended December 31, 2025, the non-cash stock-based compensation add-back of $49,300 consists of: (i) $35,200 representing the fair value of 32,000,000 shares of restricted common stock issued to employees of the Company’s subsidiaries for services rendered; and (ii) $14,100 representing 10,000 shares of Series B Convertible Preferred Stock issued to Nick G. Kundnani for services, recognized at $1.41 per share. For the fiscal year ended December 31, 2024, the add-back of $846,950 represents 561,844 shares of Series B Convertible Preferred Stock issued to officers, directors, and consultants for services rendered ($792,200), and 500,000 shares of common stock issued for services ($54,750). The allowance for doubtful accounts of $44,058, recognized as a general and administrative expense in fiscal year 2024 in connection with the restatement, is not deductible for U.S. federal income tax purposes until the related receivable is actually written off as uncollectible.

For the fiscal year ended December 31, 2024, the pre-NOL taxable income of $171,611 was fully offset by prior-period NOL carryforwards, resulting in net taxable income of $nil and a current tax provision of $nil. For the fiscal year ended December 31, 2025, the U.S. Parent generated a net taxable loss of $843,678, resulting in no current income tax expense.

Net Operating Loss Carryforwards

As of December 31, 2025, the U.S. Parent had generated a current-year taxable loss of $843,678, which is added to the accumulated NOL carryforward. Federal NOL carryforwards generated after December 31, 2017, carry forward indefinitely but are subject to a utilization limitation of 80% of taxable income in any given year. Federal NOL carryforwards generated prior to January 1, 2018, expire 20 years after the year in which they arose and are not subject to the 80% limitation. The accumulated U.S. federal NOL carryforward of FDCTech, Inc. as of December 31, 2025, inclusive of the $843,678 generated in fiscal year 2025, is approximately $1,224,265. The Company has filed its U.S. federal tax return for the fiscal year ended December 31, 2025.

In evaluating the realizability of deferred tax assets, management considered all available positive and negative evidence, including the U.S. Parent’s history of cumulative operating losses, the expected reversal of existing temporary differences, tax planning strategies, and projected future taxable income. Based on the weight of available evidence, and in particular the U.S. Parent’s sustained history of pre-tax losses at the standalone entity level, management has determined that it is more likely than not that the U.S. Parent’s gross deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the U.S. Parent’s net deferred tax assets as of December 31, 2025 and 2024.

The change in valuation allowance for fiscal year 2025 reflects the addition of the deferred tax asset arising from the $843,678 current-year taxable loss (generating a deferred tax asset of $177,172 at 21%), partially offset by the release of the $36,038 deferred tax asset associated with the $171,611 of prior-period NOL carryforward utilized during fiscal year 2024 (reflected in the FY2024 comparative column). The allowance for doubtful accounts of $44,058 recognized in fiscal year 2024 results in a temporary difference of $9,252 (at 21%) that is expected to reverse upon charge-off of the related receivable.

Foreign Subsidiary Taxes and Deferred Tax Liabilities

The Company’s foreign operating subsidiaries are subject to income taxes in their respective jurisdictions. Alchemy Markets Ltd. is subject to corporate income tax in Malta under the Income Tax Act at a standard rate of 35%, with a refund mechanism that generally results in an effective tax rate of approximately 5% for trading income distributed to non-Maltese shareholders. Alchemy Prime Limited is subject to UK Corporation Tax at the applicable statutory rate. AD Advisory Services Pty Ltd. is subject to Australian income tax at the applicable corporate rate. Alchemy International Ltd. is subject to income tax in Seychelles under applicable local legislation. Alchemytech Ltd. is subject to income tax in Cyprus.

The Company does not consolidate foreign subsidiary earnings for U.S. tax purposes. Management considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside the United States, and accordingly, no deferred U.S. federal income tax liability has been recognized with respect to such earnings.

The consolidated balance sheet includes a deferred tax liability of $377,975 as of December 31, 2025 (December 31, 2024: $333,418), relating to temporary differences arising at the Company’s foreign subsidiaries, primarily Alchemy Markets Ltd. in Malta. The deferred tax expense recognized in the consolidated statements of operations arising from changes in this liability was $44,557 for the fiscal year ended December 31, 2025 (fiscal year 2024: deferred tax benefit of $513,163). These amounts are measured using the enacted tax rates applicable in the relevant foreign jurisdictions.

Uncertain Tax Positions

The Company has analyzed its tax positions in all jurisdictions in accordance with ASC 740-10-25 and has identified no uncertain tax positions requiring recognition or disclosure as of December 31, 2025, or December 31, 2024. The Company does not anticipate a material change in the amount of unrecognized tax benefits within the next twelve months. Should uncertain tax positions be identified in the future, any related interest and penalties would be recognized as components of income tax expense.

Open Tax Years

The Company’s U.S. federal and California state income tax returns are subject to examination for tax years beginning 2021. The U.S. federal income tax returns for fiscal years 2023 and 2022 have been filed and accepted. The California franchise tax returns for fiscal years 2023 and 2022 have also been filed and accepted. As of December 31, 2025, the Company has no ongoing tax examinations in any jurisdiction.

NOTE 15. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 17, 2026, the date on which these consolidated financial statements were available to be issued. The following events occurring after December 31, 2025, are disclosed in accordance with ASC 855, Subsequent Events.

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, the Company filed a Certificate of Amendment to the Certificate of Designation of its Series B Convertible Preferred Stock (the “Series B Amendment”) with the Secretary of State of the State of Delaware. The Series B Amendment did not change the number of authorized or issued shares of Series B Convertible Preferred Stock, nor any other rights, preferences, or privileges thereof, except with respect to its conversion rights.

As amended, each share of Series B Convertible Preferred Stock remains convertible, at the option of the holder and without payment of additional consideration, into 100 shares of Common Stock at any time (the “Base Conversion Rate”). However, in the event the Company completes a qualifying public offering of $10,000,000 or more that includes an uplisting of its Common Stock to The Nasdaq Stock Market or the New York Stock Exchange, the conversion rate applicable to shares converted in connection with such qualifying public offering will be determined by the Board of Directors within a range of 10 to 100 shares of Common Stock for each one share of Series B Convertible Preferred Stock. The Company anticipates that the conversion ratio applied in connection with a qualifying offering would be 10 shares of Common Stock for each one share of Series B Convertible Preferred Stock. The Series B Amendment was approved by the Board of Directors by unanimous written consent and by the written consent of the holders of at least 51% of the Series B voting power, as required under Delaware General Corporation Law.

Planned Uplisting to a National Securities Exchange

In connection with its previously announced plan to uplist its Common Stock to a national securities exchange, the Company has engaged Lucosky Brookman LLP as legal counsel and E.F. Hutton & Co. LLC as financial advisor to assist with capital markets strategy, financing opportunities, and the uplisting process. The Company intends to file a registration statement on Form S-1 with the Securities and Exchange Commission. As of the date these financial statements were available to be issued, the registration statement had not yet been filed. This event is a Type I recognized subsequent event to the extent it relates to the Series B conversion terms described above, and is otherwise disclosed for informational purposes.

Updates to Legal Proceedings

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023). On February 2, 2026, a hearing was held before Madam Justice Rachel Montebello in the Court of Appeal (Inferior Jurisdiction), Malta, at which the FIAU cross-examined the Company’s witnesses. Following the cross-examination, the matter has been adjourned for final legal submissions. No judgment has been issued as of the date these financial statements were available to be issued.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024). A hearing in the constitutional challenge pending before the First Hall Civil Court (Constitutional Jurisdiction) in Malta was held on January 28, 2026. The case remains pending as of the date these financial statements were available to be issued.

With respect to all other legal proceedings described in Note 10 — Commitments and Contingencies, there have been no material developments between December 31, 2025, and the date these financial statements were available to be issued.

U.S.–Israel–Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, targeting military, governmental, and nuclear-related sites. Iran subsequently responded with missile and drone attacks against targets in the region and sought to restrict commercial shipping traffic through the Strait of Hormuz. As of the date these financial statements were available to be issued, the conflict remained ongoing and its ultimate scope, duration, and resolution were uncertain.

The Company maintains a sales office in Tel Aviv, Israel. As of the date of this filing, that office has not experienced any material disruption to its operations as a direct result of the conflict, and the safety of Company personnel located there has not been compromised. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. However, the broader geopolitical instability and elevated market volatility arising from the conflict may affect client trading volumes, foreign currency exchange rates, and the general business environment in which the Company operates.

This event is classified as a Type II non-recognized subsequent event under ASC 855-10, as it does not relate to conditions that existed at December 31, 2025, and therefore does not result in any adjustment to the amounts recognized in the consolidated financial statements.

The maturity of the $2,000,000 seller note loan obligation for the acquisition of AIL was extended to June 30, 2026.

ITEM 16.	EXHIBITS.

EXHIBIT INDEX

Exhibit	Item

3.1	Articles of Incorporation

3.2	Bylaws

10.1*	Alchemy International Limited Share Purchase Agreement as filed with the SEC on November 10, 2025

16.1*	Change of Auditor as filed with the SEC on April 4, 2025

19.1	FDCTech, Inc. Insider Trading Policy

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

48