Form 10-K/A
period 2025-12-31
FDCTECH, INC.
filed 2026-04-22
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of April 22, 2026, was 423,084,729.

Explanatory Note

FDCTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 17, 2026.

Items Amended in this Filing

This Amendment is being filed solely to: (i) correct the cross-reference to the related party note in the Report of Independent Registered Public Accounting Firm; (ii) correct the foreign currency translation adjustment in the Consolidated Statement of Comprehensive Income for the fiscal year ended December 31, 2025 from $(313,484) to $386,265, and for the fiscal year ended December 31, 2024 from $72,781 to $(298,009), with corresponding corrections to total comprehensive income and comprehensive income attributable to FDCTech stockholders for each period presented; (iii) update the Recent Accounting Pronouncements in Note 2; (iv) add Note 11 “Client Funds” to the Notes to the Consolidated Financial Statements, which was omitted from the original filing; (v) update Note 14, Comprehensive Income; (vi) renumber the subsequent notes accordingly; (vii) add the COD of Series B Convertible Preferred Stock disclosure and closing subsequent events evaluation sentence to Note 17; (viii) update Note 4 — Restatement of Previously Issued Financial Statements to add Adjustment H — Correction of Foreign Currency Translation Adjustment for Fiscal Year 2024 ($225,228), and to conform the “Effect of Restatement on Consolidated Statements of Operations and Comprehensive Income” table to the corrected amounts referenced in clause (ii); (ix) reflect the reissuance of the Report of Independent Registered Public Accounting Firm by LAO Professionals, which has been re-dated April 22, 2026 in connection with the matters described in clauses (i), (ii), and (viii) above; and (x) update certain filing date references throughout the document.

Except as described above, this Amendment does not modify or update any other disclosures in the original Form 10-K.

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

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, we filed a Certificate of Amendment to the Certificate of Designation of our Series B Convertible Preferred Stock (the “Series B Amendment”) with the Secretary of State of the State of Delaware. The original Certificate of Designation for the Series B Convertible Preferred Stock, filed on December 4, 2023, designated 3,000,000 shares of our preferred stock, par value $0.0001 per share, as Series B Convertible Preferred Stock. The Series B Amendment did not change the number of authorized or issued shares of Series B Convertible Preferred Stock or any of the other rights, preferences, or privileges of the Series B Convertible Preferred Stock, except with respect to its conversion rights.

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

As of April 22, 2026, we had 423,084,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, we filed a Certificate of Amendment to the Certificate of Designation of our Series B Convertible Preferred Stock (the “Series B Amendment”) with the Secretary of State of the State of Delaware. The original Certificate of Designation for the Series B Convertible Preferred Stock, filed on December 4, 2023, designated 3,000,000 shares of our preferred stock, par value $0.0001 per share, as Series B Convertible Preferred Stock. The Series B Amendment did not change the number of authorized or issued shares of Series B Convertible Preferred Stock or any of the other rights, preferences, or privileges of the Series B Convertible Preferred Stock, except with respect to its conversion rights.

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

Provision for Income Taxes

The provision for income taxes was $nil for both fiscal years 2025 and 2024. The Company’s U.S. parent entity has historically generated operating losses and maintains a full valuation allowance against its domestic deferred tax assets. The Company’s foreign subsidiaries are subject to income taxes in their respective jurisdictions; however, taxable income has been offset by available deductions or existing tax attributes. See Note 15 to the consolidated financial statements for further discussion of income taxes.

Net income (loss) attributable to FDCTech Shareholders

Net income (loss) attributable to FDCTech shareholders for fiscal year 2025 was $5,783,223, or $0.01 per basic and diluted share based on weighted average shares outstanding of 423,084,729, compared to net loss of $18,781, or $0.0001 per share, in fiscal year 2024 (restated). The improvement reflects the factors described above: strong revenue growth, gross margin expansion, operating leverage, and the absence of significant non-recurring expenses in fiscal year 2025.

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

While the Company achieved profitability in fiscal year 2025, we note that operating cash flows were negative $41.0 million due to a substantial increase in related party receivables of approximately $35.8 million, which represents intercompany funding arrangements expected to be settled during fiscal year 2026. Excluding this item, adjusted operating cash generation reflects the improved profitability of the business. Management continues to monitor working capital carefully, given the scale of related party balances.

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

We are also pursuing a potential listing of our common stock on a national securities exchange in connection with a proposed public offering of common stock (see Note 17 — Subsequent Events). Proceeds from such an offering, if completed, would significantly enhance our liquidity position and capital resources.

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

FDCTECH, INC.

Date:	April 22, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:	April 22, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	April 22, 2026
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2026
Imran Firoz

FDCTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FDCTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FDCTech Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the periods ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As discussed in Note 4 to the financial statements, the 2024 financial statements have been restated to correct some misstatements. The correction of the misstatements affected the Cash and cash equivalents, subscription receivables, related party receivables, customer funds, and equity line item in the balance sheet of the previously issued financial statements filed on April 14, 2025.

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

Related party balances and transactions

As disclosed in Note 7 of the financial statements, under Post-Acquisition Related Party Balances. AIL carried a related party advances of $35,659,010 due from Alchemy Capital Markets Ltd and Related Party payable of $25,611,280 due to Alchemy DMCC, a related party affiliate, included within the Related Party line on the consolidated balance sheet. This balance reflects trading activity and liquidity arrangements conducted by AIL in the ordinary course of its operations as a securities dealer. The Company has entered into a number of transactions with these related parties in the form of loans and advances.

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

April 22, 2026

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024 (Restated)
Assets
Current assets:
Cash	$17,669,749	$25,376,957
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $175,640, respectively	188,415	25,000
Prepaid expenses – current	353,089	156,335

Related party advances	37,477,356	1,682,450
Total Current Assets	55,688,609	27,240,742
Fixed assets, net	199,058	185,195
Other Non-Current Assets
Capitalized software, net	1,480,246	1,163,309
Investment through subsidiary	36,062	36,062
Accrued income	279,889	2,073,193
Acquired intangible assets	1,326,062	1,317,108
Prepaid	244,008	-
Other trade and tax receivable	2,803,041	167,907
Fair value of trading positions for the firm, profit	1,183,873	607,157
Right of use (lease)	530,348	711,928
Total assets	$63,771,196	$33,502,601
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$166,212	$229,316
Line of credit	111,352	115,337
Accrued expenses, related party	532,287	519,500
Business acquisition loan	2,350,000	350,000
Cares act- paycheck protection program advance	-	5,661
Related party advances	29,197,470	7,992,840
Customer funds	5,813,888	11,526,789
Operating lease liability, current	501,236	319,656
Other current liabilities	2,132,993	5,328,110
Total Current liabilities	40,805,438	26,387,209
Deferred tax liabilities	377,975	333,418
SBA loan – non-current	105,678	114,184
Operating lease liability, non-current	29,112	392,272
Accrued interest – non-current	42,396	70,493
Total liabilities	41,360,599	27,297,576
Commitments and Contingencies (Note 10)	-	-
Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of December 31, 2025 and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of December 31, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 750,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of December 31, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, Common Series A, Series B	26,900,000	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	313,484	(72,781)
Accumulated deficit	3,120,795	(2,662,428)
Total FDCTech, Inc. stockholders’ equity (deficit)	22,377,274	6,188,205
Noncontrolling interest	33,323	16,820
Total liabilities and stockholders’ equity (deficit)	$63,771,196	$33,502,601

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024 (Restated)
Revenues
Technology & software	5,099,187	1,642,130
Wealth management	6,430,897	6,498,404
Investment and Brokerage	23,429,315	18,803,184
Total revenue	$34,959,399	$26,943,718
Cost of sales
Technology & software	-	173,708
Wealth management	5,755,675	5,925,652
Investment and Brokerage	10,059,683	8,802,990
Total cost of sales	15,815,358	14,902,350
Gross Profit	$19,144,041	12,041,368
Operating expenses:
General and administrative	11,575,393	11,290,165
Sales and marketing	1,336,685	1,466,616
Depreciation	178,754	186,350
Total operating expenses	13,090,832	12,943,131
Operating loss	6,053,209	(901,763)
Other income (expense):
Other interest expense	16,157	(638,483)
Other income (expense)	(254,754)	1,510,507
Total other income (expense)	(238,597)	872,024
Income (loss) before provision for income taxes	5,814,612	(29,739)
Provision for income taxes		-
Net income (loss)	$5,814,612	$(29,739)
Less: Net (income) loss attributable to noncontrolling interest	31,389	(10,958)
Net income (loss) attributable to FDCTech’s shareholders	5,783,223	(18,781)
Net loss per common share, basic and diluted	$0.01	$0.00
Weighted average number of common shares outstanding, basic and diluted	423,084,729	390,377,880
Other comprehensive income (loss):
Change in foreign currency translation	$386,265	$(298,009)
Total other comprehensive income (loss)	386,265	(298,009)
Total comprehensive income (loss)	6,169,488	(316,790)
Comprehensive income (loss) attributable to noncontrolling interests	17,190	22,450
Comprehensive income (loss) attributable to FDCTech stockholders	$6,152,298	$(339,240)

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
					Additional	other		Accumulated	Stockholders’
	Preferred stock		Common stock		Paid-in	comprehensive	Subscription	surplus	equity
Fiscal year ended December 31, 2024 (Restated)	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable	(deficit)	(deficit)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$-	$(2,643,647)	$13,010,838
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	-	792,200
Common Stock adjustment	-		500,000	50	54,700	-	-	-	54,750
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	-	8,900
Change in APIC due to common control	-	-	-	-	818,507	-	-	-	818,507
FX gain (loss)	-	-	-	-	-	(298,009)	-	-	(298,009)
Subscription receivable	-	-	-	-	(200,000)	-	(8,000,000)	-	(8,200,000)
Net loss	-	-	-	-	-	-	-	(18,781)	(18,781)
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$(2,662,428)	$6,188,205

Fiscal year ended December 31, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	14,100
Change in APIC due to common control	-	-	-	-	9,969,735	-	-	-	9,969,735
Capital contributions	-	-	-	-	546	-	-	-	546
FX gain (loss)	-	-	-	-	-	386,265	-	-	386,265
Net Income	-	-	-	-	-	-	-	5,783,223	5,783,223
Balance, December 31, 2025	6,871,844	$687	423,084,729	$42,308	$26,900,000	$313,484	$(8,000,000)	$3,120,795	$22,377,274

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures about a reporting entity’s effective tax rate and its income taxes paid (refunded). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption expanded the Company’s income tax disclosures as reflected in Note 13, Income Taxes, and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to provide guidance on how entities should determine the appropriate accounting treatment for the issuance of profits interest units and similar types of awards. The ASU is effective for public business entities for interim and annual periods for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-01 effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements because the Company has not issued profits interest or similar awards.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concept Statements, which removes various references to the FASB’s Concepts Statements from the Codification. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-02 effective January 1, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements because the Company does not hold crypto assets within the scope of the ASU.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removed Codification references related to SAB 121 following its rescission by SAB 122. The amendments were effective upon issuance on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company adopted ASU 2025-02 during 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements because the Company does not safeguard crypto assets for platform users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in tabular format, disaggregated information about specified categories of expenses, along with a qualitative reconciliation to the captions on the face of the financial statements. In January 2025, the FASB issued ASU 2025-01, which clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03, as clarified by ASU 2025-01, will have on its disclosures and does not expect the ASU to affect its consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of ASU 2024-04 and does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-03 on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not currently have share-based consideration payable to customers within the scope of the ASU and does not expect adoption to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition guidance for internal-use software costs by removing references to project-stage concepts and providing updated capitalization guidance. The Company is evaluating the impact of ASU 2025-06 on its capitalization policies for internally developed software and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of ASC 270 and clarifies when it applies. Early adoption is permitted and the ASU permits retrospective or prospective transition. The Company is evaluating the impact of ASU 2025-11 on its interim disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 targeted improvements to U.S. GAAP across multiple topics, including clarifications to diluted earnings per share calculations when a loss from continuing operations exists. The Company is evaluating the impact of ASU 2025-12 on its consolidated financial statements and disclosures.

Other accounting pronouncements issued but not yet effective are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Adjustment C — Reclassification of External Third-Party Assets from Alchemy Markets Ltd. Cash on Hand ($3,574,201)

Assets totaling $3,574,201 (EUR 3,453,334) held by AML on behalf of an external third-party counterparty were identified as having been included within AML’s cash on hand balance (Account 1028). These assets represent funds belonging to an external party and do not constitute assets of the Company. Such amounts are required to be reclassified from cash on hand to a client funds or third-party custodial asset account, with a corresponding liability recognized, to properly reflect the Company’s role as custodian of those funds. This adjustment removes third-party assets from the Company’s cash balance and presents them within a client funds, with a corresponding recognition of amounts due to the external party. The reclassification has no effect on consolidated net income, net revenue, or total stockholders’ equity.

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

Adjustment H — Correction of Foreign Currency Translation Adjustment for Fiscal Year 2024 ($225,228)

Subsequent to the initial filing of this Annual Report on Form 10-K, and in connection with the reissuance of the Report of Independent Registered Public Accounting Firm by LAO Professionals described in the Explanatory Note to this Amendment, the Company has further corrected the foreign currency translation adjustment reported in the consolidated statement of comprehensive income for the fiscal year ended December 31, 2024 by $225,228, from $(72,781), as previously presented on a restated basis following the initial Olayinka-to-LAO reaudit reclassification described in footnote * above, to $(298,009). Because foreign currency translation adjustments are recognized in other comprehensive income with a corresponding offset in accumulated other comprehensive income within stockholders’ equity under ASC 830, Foreign Currency Matters, this correction has no effect on consolidated net income, total current assets, total current liabilities, working capital, or cash flows for the fiscal year ended December 31, 2024. The adjustment reduces total comprehensive income for the fiscal year ended December 31, 2024 from $43,042 to $(316,790), and reduces comprehensive income attributable to FDCTech stockholders for the same period to $(339,240). Adjustment H is reflected in the “Adjustment Amount” column of the “Effect of Restatement on Consolidated Statements of Operations and Comprehensive Income” table below on a combined basis with the initial OCI reclassification identified by the * footnote; the resulting $(244,739) aggregate adjustment to the OCI — foreign currency translation line and the $(439,129) aggregate adjustment to the Total comprehensive income line reflect the combined effect of both the initial OCI reclassification and this subsequent correction.

OCI Translation ($(19,511)

In connection with the reaudit, LAO Professionals re-performed the translation of the Company’s foreign subsidiary financial statements from functional currency to U.S. dollar reporting currency in accordance with ASC 830, Foreign Currency Matters. The re-translation produced an accumulated other comprehensive loss of $(72,781) at December 31, 2024, as compared to the $(53,270) balance previously reported by Olayinka Oyebola & Co. in the Company’s originally filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The $(19,511) difference represents the mechanical effect of the re-translation and does not reflect a separate adjusting entry. This difference is identified in the restatement tables below by the footnote indicator (*) on the Accumulated other comprehensive income (loss) line of the consolidated balance sheet restatement and on the OCI — foreign currency translation line of the consolidated statement of operations and comprehensive income restatement. The effect is further re-corrected by Adjustment H described above.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Effect of Restatement on Consolidated Balance Sheet

The following table presents the effect of the restatement adjustments on the consolidated balance sheet as of December 31, 2024:

	As Previously Reported	Adjustment Reference		Adjustment Amount	As Restated
Current assets:
Cash	24,781,389	D-A-B-C		595,568	25,376,957
Accounts receivable, net	25,000	—		—	25,000
Prepaid expenses — current	156,335	—		—	156,335
Subscription receivable	8,200,000	(E	)	(8,200,000)	—
Related party receivable	2,414,825	(F	)	(732,375)	1,682,450
Total current assets	35,577,549			(8,336,807)	27,240,742
Capitalized software, net	1,163,309	—		—	1,163,309
Investment through subsidiary	36,062	—		—	36,062
Accrued income	2,073,193	—		—	2,073,193
Acquired intangible assets	1,317,108	—		—	1,317,108
Tax receivable	167,907	—		—	167,907
Fair value of trading positions, profit	607,157	—		—	607,157
Right of use (lease)	711,928	—		—	711,928
Fixed assets, net	185,195	—		—	185,195
Total assets	41,839,408			(8,336,807)	33,502,601
Liabilities:
Related party advances	1,011,388	D-F		6,981,452	7,992,840
Customer funds	18,600,990	(B)+(C	)	(7,074,201)	11,526,789
Total current liabilities	26,479,958	—		(92,749)	26,387,209
Total liabilities	27,390,325	—		(92,749)	27,297,576
Stockholders’ equity:
Series A Preferred stock	450	—		—	450
Series B Preferred stock	236	—		—	236
Common stock	39,058	G		50	39,108
Additional paid-in capital	17,009,409	E+G+	*	(125,789)	16,883,620
Subscription receivable (contra-equity)	—	E		(8,000,000)	(8,000,000)
Accumulated other comprehensive income (loss)	(53,270)	*		(19,511)	(72,781)
Accumulated deficit	(2,563,620)	(A+G	)	(98,808)	(2,662,428)
Total FDCTech stockholders’ equity	14,432,263	(A+E	)	(8,244,058)	6,188,205
Noncontrolling interest	16,820	—		—	16,820
Total liabilities and equity	41,839,408	—		(8,336,807)	33,502,601

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Effect of Restatement on Consolidated Statements of Operations and Comprehensive Income

The following table presents the effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2024:

	As Previously Reported	Adjustment Reference		Adjustment Amount	As Restated
Total revenues	26,943,718	—		—	26,943,718
Total cost of sales	14,902,350	—		—	14,902,350
Gross profit	12,041,368	—		—	12,041,368
General and administrative	11,191,357	A+G		98,808	11,290,165
Sales and marketing	1,466,616	—		—	1,466,616
Depreciation	186,350	—		—	186,350
Total operating expenses	12,844,323	A+G		98,808	12,943,131
Operating income (loss)	(802,955)	(A+G	)	(98,808)	(901,763)
Total other income (expense), net	872,024	—		—	872,024
Income before provision for income taxes	69,069	(A+G	)	(98,808)	(29,739)
Provision for income taxes	—	—		—	—
Net income	69,069	(A+G	)	(98,808)	(29,739)
Less: Net income (loss) attributable to NCI	(10,958)	—		—	(10,958)
Net income (loss) attributable to FDCTech	80,027	(A+G	)	(98,808)	(18,781)
Net income per share — basic and diluted	—	—		—	—
Weighted average shares outstanding	389,877,880	G		500,000	390,377,880
OCI — foreign currency translation	(53,270)	H		(244,739)	(298,009)
Total comprehensive income	122,339	H		(439,129)	(316,790)

Effect of Restatement on Stockholders’ Equity

The following table summarizes the effect of the restatement on each component of stockholders’ equity as of December 31, 2024:

	As Previously Reported	Adjustment Reference		Adjustment Amount	As Restated
Additional paid-in capital	17,009,409	E+G+*		(125,789)	16,883,620
Common stock	—	G		50	50
Subscription receivable (contra-equity)	—	(E	)	(8,000,000)	(8,000,000)
Accumulated other comprehensive income (loss)	(53,270)	*		(19,511)	(72,781)
Accumulated deficit	(2,563,620)	(A+G	)	(98,808)	(2,662,428)
Total FDCTech stockholders’ equity	14,432,263			(8,244,058)	6,188,205

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
Outstanding loan and note payable balances:
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

NOTE 11. CLIENT FUNDS

(a) Nature and Accounting Policy

Certain of the Company’s regulated brokerage subsidiaries “hold” funds on behalf of clients in connection with foreign exchange (“FX”), contracts for difference (“CFD”), and other financial trading activities. Client funds represent trading deposits and margin balances placed by clients with the applicable subsidiary and are required by regulation to be maintained in segregated accounts separate from the Company’s own corporate funds.

In accordance with applicable regulatory requirements and consistent with the guidance under ASC 940, “Financial Services–Brokers and Dealers,” and ASC 942-305, “Financial Services–Depository and Lending–Investments–Debt and Equity Securities,” the Company presents client funds as a separately captioned asset on the consolidated balance sheet, with an equal and offsetting client funds payable recognized as a current liability. Client funds are not offset against the corresponding liability in the consolidated balance sheet, as the conditions for right-of-setoff under ASC 210-20 are not met. The balances are carried at the amounts deposited or received, which approximates fair value.

Client funds are not available for the Company’s general corporate purposes and do not form part of the Company’s unrestricted cash and cash equivalents. Recognition and derecognition of client funds balances occur upon receipt or disbursement of funds to or from the segregated client accounts.

(b) Regulated Entities Holding Client Funds

As of December 31, 2025, client funds are held by the following regulated subsidiaries of the Company:

●	Alchemy Markets Ltd. (“AML”) – a company incorporated in Malta and authorized and regulated by the Malta Financial Services Authority (“MFSA”) as an investment services firm. AML is required to maintain client money in segregated accounts pursuant to the MFSA Client Money Rules and the European Union’s Markets in Financial Instruments Directive II (“MiFID II”).

●	Alchemy Prime Limited (“APL”) – a company incorporated in the United Kingdom and authorized and regulated by the Financial Conduct Authority (“FCA”) as an investment firm. APL is subject to the FCA Client Assets Sourcebook (“CASS”) rules, which prescribe strict segregation, reconciliation, and disclosure requirements for client money.

●	Alchemy International Limited (“AIL”) – a company incorporated in the Republic of Seychelles and licensed by the Financial Services Authority of Seychelles (“FSA Seychelles”) as a securities dealer. AIL is required to maintain client deposits in accounts designated for client funds in accordance with FSA Seychelles regulatory requirements. AIL was acquired by the Company on October 29, 2025, and is consolidated from that date. Client funds attributable to AIL are included in the December 31, 2025, balances set forth below.

Client funds held by each subsidiary are maintained in bank accounts designated exclusively for client money. Each entity performs daily internal reconciliations to ensure that client money balances agree with the amounts standing to the credit of clients.

NOTE 11. CLIENT FUNDS (continued)

(c) Classification of Client Funds

The Company classifies client funds into two categories in accordance with applicable regulatory frameworks:

(i)	Retail Client Funds – funds held on behalf of retail clients as defined under MiFID II and equivalent UK regulatory standards. Retail client funds are subject to the highest level of segregation and investor protection requirements.

(ii)	Professional / Title Transfer Collateral Arrangement (“TTCA”) Client Funds – funds held on behalf of professional clients, including those subject to TTCA arrangements pursuant to which legal title to the funds has been transferred to the subsidiary. TTCA funds are subject to regulatory requirements applicable to professional client classifications.

(d) Consolidated Client Funds Balances

The following table sets forth the client funds asset and the corresponding client funds payable as presented in the consolidated balance sheets as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Client funds – asset (segregated accounts)	$5,813,888	$11,526,789
Client funds payable – liability	(5,813,888)	(11,526,789)
Net impact on stockholders’ equity	$—	$—

As the client funds asset and the client funds payable are equal in all periods presented, the gross presentation has no net effect on total stockholders’ equity. The decrease in client funds from $11,526,789 as of December 31, 2024 to $5,813,888 as of December 31, 2025, representing a decrease of $5,712,901 (49.6%), is primarily attributable to: attributing it to net client withdrawals and reduced margin deposits, partially offset by AIL’s client funds added on acquisition.

(e) Relationship to Restatement of FY2024 Financial Statements

As described in Note 4 (Restatement of Previously Issued Financial Statements), the Company identified in fiscal year 2025 that certain client fund balances had been incorrectly included within the Company’s general unrestricted cash balances in the previously issued financial statements for the year ended December 31, 2024. Specifically:

(i)	Client funds aggregating $3,500,000 belonging to Alchemy Prime Limited (APL) and held within the cash account of Alchemy Markets Ltd. (AML) (designated as the liquidity provider account) were identified as having been recorded within AML’s general cash balance rather than as a separately designated client funds account. This reclassification transfers the balance from AML’s unrestricted cash to a client funds account, reflecting the substance of the arrangement whereby AML holds these funds as custodian on behalf of APL’s clients. The adjustment has no effect on consolidated net income or total stockholders’ equity; however, it reduces unrestricted cash and correspondingly increases the client funds asset balance within the consolidated balance sheet.

(ii)	Assets totaling $3,574,201 (EUR 3,453,334) at the applicable period-end exchange rate, held by AML on behalf of an external third-party counterparty, were identified as having been included within AML’s cash on hand balance (Account 1028). These assets represent funds belonging to an external party and do not constitute assets of the Company. Such amounts are required to be reclassified from cash on hand to a client funds or third-party custodial asset account, with a corresponding liability recognized, to properly reflect the Company’s role as custodian of those funds. This adjustment removes third-party assets from the Company’s cash balance and presents them within a client funds or custodial asset classification, with a corresponding recognition of amounts due to the external party. The reclassification has no effect on consolidated net income, net revenue, or total stockholders’ equity.

Both reclassifications were effected as part of the restatement of December 31, 2024, consolidated financial statements. Neither adjustment affected the Company’s consolidated net income, total stockholders’ equity, or revenues for any period presented. Readers are directed to Note 4 for a complete quantitative reconciliation of the restated amounts.

NOTE 11. CLIENT FUNDS (continued)

(f) Restrictions and Use of Client Funds

Client funds held by the Company’s regulated subsidiaries are subject to the following restrictions:

(i)	Client funds may not be used to meet the Company’s own operational expenses, capital requirements, or any other general corporate purpose.

(ii)	Each regulated subsidiary is required to maintain, at all times, sufficient liquid assets in segregated client accounts equal to or exceeding the aggregate client funds liability.

(iii)	In the event of insolvency of a regulated subsidiary, client funds held in properly segregated accounts are generally protected from the claims of the subsidiary’s general creditors under applicable regulatory and insolvency regimes.

Accordingly, client funds are excluded from the Company’s liquidity analysis and are not considered available for general corporate purposes. The Company had cash and cash equivalents of $17,669,749 as of December 31, 2025, out of which $15,258,896 were held at various liquidity providers.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 12. STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 12. STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 12. STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 12. STOCKHOLDERS’ DEFICIT (continued)

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

Additional Paid-In Capital — AIL Common Control Acquisition

In connection with the acquisition of Alchemy International Ltd. on October 29, 2025, the Company recorded an increase to Additional Paid-In Capital of $9,969,735, representing the excess of AIL’s net book value at acquisition over the $2,000,000 cash consideration paid, net of non-controlling interest recognized. This amount represents a capital contribution from the controlling shareholder, Gope S. Kundnani, and is accounted for under ASC 805-50. See Note 2 — Significant Acquisitions and Note 7 — Related Party Transactions for further details.

Subscription Receivable

As of December 31, 2025, and 2024, the Company has a subscription receivable of $8,000,000, recorded as a contra-equity item within stockholders’ equity, representing shares issued for which the consideration has not yet been received.

NOTE 13. WARRANTS

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

NOTE 14. COMPREHENSIVE INCOME

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

The following table shows the changes in AOCI by component for the fiscal years ended December 31, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income (loss), attributed to ADS	22,450
Other comprehensive income (loss), attributed to AML	(335,483)
Other comprehensive income (loss), attributed to APL	6,264
Other comprehensive income (loss), attributed to ATECH	(8,760)
Total other comprehensive income (loss), as restated, December 31, 2024	(298,009)
Balance as of December 31, 2024	$(72,781)
Other comprehensive income (loss), attributed to ADS	17,190
Other comprehensive income (loss), attributed to AML	373,172
Other comprehensive income (loss), attributed to APL	(22,297)
Other comprehensive income (loss), attributed to ATECH	973
Other comprehensive income (loss), attributed to AIL	17,227
Total other comprehensive income (loss), December 31, 2025	386,265
Balance as of December 31, 2025	$313,484

NOTE 15. INCOME TAXES

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

United States Federal and State Income Taxes – FDCTech, Inc.

The U.S. Parent is subject to the U.S. federal corporate income tax at a flat rate of 21% under the Tax Cuts and Jobs Act of 2017, as well as applicable state income taxes in California. For the fiscal years ended December 31, 2025, and December 31, 2024, the U.S. Parent generated a pre-tax loss from operations on a standalone basis. In each year, the provision for income taxes attributable to the U.S. Parent was $nil, as described below.

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

Note 15. Income Taxes (continued)

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

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 22, 2026, the date on which these consolidated financial statements were available to be issued. The following events occurring after December 31, 2025, are disclosed in accordance with ASC 855, Subsequent Events.

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

On March 24, 2026, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 3,000,000 shares of its authorized preferred stock, par value $0.0001 per share, as “Series B Convertible Preferred Stock.” Each share of Series B Preferred Stock carries one vote per share, voting together with the Common Stock as a single class, and is convertible at the option of the holder into 100 shares of Common Stock, subject to adjustment and to a Board-determined conversion ratio (ranging from 100:1 to 10:1) in the event the Company completes a qualifying public offering of $10,000,000 or more with an uplisting to NASDAQ or NYSE. The Series B Preferred Stock has no stated dividend or liquidation preference. As of the date of issuance of these consolidated financial statements, no shares of Series B Preferred Stock have been issued or are outstanding.

The maturity of the $2,000,000 seller note loan obligation for the acquisition of AIL was extended to June 30, 2026.

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that no other events would require adjustments to our disclosures in the consolidated financial statements.

ITEM 16.	EXHIBITS.

EXHIBIT INDEX

Exhibit	Item

3.1	Articles of Incorporation

3.2	Bylaws

3.3	Certificate of Designation of Series B Convertible Preferred Stock

10.1*	Alchemy International Limited Share Purchase Agreement as filed with the SEC on November 10, 2025

16.1	Change of Auditor as filed with the SEC on April 4, 2025

19.1	FDCTech, Inc. Insider Trading Policy

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

48