Form 10-Q
period 2026-03-31
FDCTECH, INC.
filed 2026-05-15
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on May 15, 2026, was 423,084,729.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$36,891,541	$17,669,749
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	358,932	188,415
Prepaid – current	345,612	353,089
Related party receivable	30,154,645	37,477,356
Total Current assets	67,750,730	55,688,609
Prepaid – non-current	189,796	244,008
Fixed assets, net	187,657	199,058
Capitalized software, net	1,578,353	1,480,246
Investment through subsidiary	34,510	36,062
Accrued income	275,715	279,889
Acquired intangible assets	1,250,397	1,326,062
Other trade and tax receivable	187,508	2,803,041
Fair value of trading positions for the firm, profit	72,386	1,183,873
Right of use (lease)	668,214	530,348
Total assets	$72,195,266	$63,771,196

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$502,087	$166,212
Line of credit	266,926	111,352
Accrued expenses, related party	997,259	532,287
Business acquisition loan	2,350,000	2,350,000
Related party advances	3,296,890	29,197,470
Customer funds	28,339,255	5,813,888
Operating lease liability, current	186,158	501,236
Other current liabilities	1,642,601	2,132,993
Total Current liabilities	37,581,176	40,805,438
Deferred tax liabilities	372,339	377,975
SBA loan – non-current	103,552	105,678
Operating lease liability – non-current	482,056	29,112
Accrued interest – non-current	43,650	42,396
Total liabilities	38,582,773	41,360,599
Commitments and Contingencies (Note 8)	-	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000
and 4,500,000 issued and outstanding, as of March 31, 2026 and December 31, 2025	450	450
Series B Preferred stock, par value $0.0001, 3,000,000 shares authorized,
2,371,844 and 2,371,844 issued and outstanding, as of March 31, 2026 and December 31, 2025	237	237
Common stock, par value $0.0001, 750,000,000 shares authorized; 423,084,729 and
423,084,729 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	42,308	42,308
Additional paid-in capital	28,199,590	23,555,937
Subscription receivable	(8,000,000)	(8,000,000)
Additional paid-in capital, Series B Preferred stock	3,344,063	3,344,063
Accumulated other comprehensive income (loss)	(2,427)	313,484
Accumulated surplus (deficit)	9,984,473	3,120,795
Total FDCTech, Inc. stockholders’ equity (deficit)	33,568,694	22,377,274
Noncontrolling interest	43,799	33,323
Total liabilities and stockholders’ equity (deficit)	$72,195,266	$63,771,196

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Restated, Unaudited)

Revenues
Technology & software	$1,639,222	$813,747
Wealth management	1,565,852	1,534,852
Brokerage (Trading)	12,009,418	3,628,349
Total revenue	$15,214,492	$5,976,948
Cost of sales
Technology & software	-	184,284
Wealth management	1,435,250	1,349,827
Brokerage (Trading)	2,148,088	1,583,278
Total cost of sales	3,583,338	3,117,389
Gross Profit	$11,631,154	$2,859,559
Operating expenses:
General and administrative	4,324,900	2,140,270
Sales and marketing	404,302	276,204
Depreciation	46,643	38,832
Total operating expenses	$4,775,845	$2,455,306
Operating income (loss)	6,855,309	404,253
Other income (expense):
Other interest income (expense)	132,492	4,483
Other income (expense)	(117,881)	(304,188)
Total other income (expense)	$14,611	$(299,705)
Income (loss) before provision for income taxes	6,869,920	104,548
Provision for income tax	-	$-
Net income (loss)	$6,869,920	104,548

Net income (loss) per common share, basic and diluted	$0.016	$0.000
Weighted average number of common shares outstanding basic and diluted	423,084,729	422,229,173

Other comprehensive income (loss):
Change in foreign currency translation	$2,427	$(140,137)
Total other comprehensive income (loss)	2,427	$(140,137)
Total comprehensive income (loss)	$6,872,347	(35,589)
Comprehensive income (loss) attributable to noncontrolling interests	6,242	$(13,498)
Comprehensive income (loss) attributable to FDCTech stockholders	$6,866,105	$(22,091)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Subscription	Accumulated Surplus	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	AOCI	Receivable	(Deficit)	Equity

Three months ended March 31, 2025 (Restated)
Balance, December 31, 2024	6,861,844	686	390,584,729	39,058	17,009,409	(53,270)	-	(2,563,620)	14,432,263
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	14,100
Change in APIC due to common control	-	-	-	-	882,771	-	-	-	882,771
FX gain (loss)	-	-	-	-	-	193,407	-	(7,812)	185,595
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(13,498)	(13,498)
Net income (loss)	-	-	-	-	-	-	-	104,548	104,548
Balance, March 31, 2025	6,871,844	687	422,584,729	42,258	17,938,279	140,137	-	(2,480,382)	15,640,979

Three months ended March 31, 2026
Balance, December 31, 2025	6,871,844	687	423,084,729	42,308	26,900,000	313,484	(8,000,000)	3,120,795	22,377,274
Change in APIC due to common control	-	-	-	-	4,643,653	-	-	-	4,643,653
FX gain (loss)	-	-	-	-	-	(315,911)	-	-	(315,911)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(6,242)	(6,242)
Net income (loss)	-	-	-	-	-	-	-	6,869,920	6,869,920
Balance, March 31, 2026	6,871,844	687	423,084,729	42,308	31,543,653	(2,427)	(8,000,000)	9,984,473	33,568,694

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Restated, Unaudited)

Operating Activities:
Net income (loss)	$6,869,920	$104,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Less: Net income attributable to noncontrolling interest	(6,242)	(13,498)
Depreciation	46,643	38,832
Common stock issued for services	-	49,299
Series B Preferred issued for services	-	1
Fixed assets, net	(35,242)	25,425
Acquired intangible assets	75,665	(24,908)
Change in assets and liabilities:
Gross accounts receivable	(170,517)	(16,320)
Prepaid	61,689	(186,449)
Related party receivable	7,322,711	(1,446,098)
Accounts payable	335,875	235,223
Other current liabilities	(490,392)	(4,434,429)
Accrued interest	1,254	67
Customer funds	22,525,367	5,926,493
Fair value of trading position, net	1,111,487	143,164
Operating lease	137,866	(43,713)
Deferred taxes	(5,636)	15,114
Tax receivable by subsidiaries	2,615,533	(7,612)
Accrued income	4,174	(250,316)
Right of use of assets (lease)	(137,866)	43,713
Accrued expenses, related party	464,972	7,500
Net cash provided by (used in) operating activities	$40,727,261	$166,036

Investing Activities:
Capitalized software	(98,107)	(54,234)
Investment through subsidiary	1,552	-
Business acquisition seller’s note	-	-
Changes in paid-in capital, common control	4,643,653	882,771
Net cash provided by (used in) investing activities	$4,547,098	$828,537

Financing Activities:
Borrowing from (payments to) line of credit	155,574	110,463
Net proceeds from cares act – paycheck protection program	-	(3,272)
Net proceeds from SBA loan	(2,126)	(2,127)
Related party advances	(25,900,580)	932,932
Noncontrolling interest	10,476	(10,433)
Net cash provided by (used in) financing activities	$(25,736,656)	$1,027,563
Effect of exchange rate changes on cash	(315,911)	193,407

Net increase (decrease) in cash	19,221,792	2,215,543
Cash at beginning of the period	17,669,749	24,781,389
Cash at end of the period	$36,891,541	$26,996,932

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”) for the three months ended March 31, 2026. All intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure and Subsidiaries

FDCTech, Inc. serves as the parent holding company. The following table presents the Company’s consolidated subsidiaries as of March 31, 2026:

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Nature of Operations

The Company operates through four complementary business segments, as follows:

(a) Margin Brokerage

Through Alchemy Markets Ltd. (Malta, regulated by the Malta Financial Services Authority (“MFSA”), Alchemy Prime Limited (United Kingdom, regulated by the Financial Conduct Authority (“FCA”)), and Alchemy International Ltd. (Seychelles, regulated by the Financial Services Authority (“FSA”)), the Company provides multi-asset online trading services—including foreign exchange (“FX”), contracts for difference (“CFDs”), equities, commodities, and digital assets—to retail and institutional clients globally.

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

(d) Payment Intermediary Services

Through Xoala Asia (Mauritius, licensed by the Financial Services Commission (“FSC”)), the Company is developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement its brokerage and wealth management operations. As of March 31, 2026, this segment remains in the development stages and has not yet generated material revenue.

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

Mitchell M. Eaglstein and Imran Firoz have been Executive Directors of the Company since January 21, 2016.

On June 15, 2021, the Company appointed Jonathan Baumgart as the Director of the Company.

On September 30, 2022, the Company appointed Gope S. Kundnani as the Director of the Company.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Recent Acquisitions and Developments

Acquisition of Alchemy International Ltd.

On November 11, 2025, the Company finalized the acquisition of Alchemy International Ltd., a Seychelles-licensed securities dealer regulated under license number SD136 by the Financial Services Authority (FSA). The change of control was approved on October 29, 2025, by the FSA.

Establishment of Xoala Asia

On November 6, 2025, Xoala Asia was granted a Payment Intermediary Services license by the Financial Services Commission of Mauritius (license no. GB25204956). Management is in the process of implementing the compliance, technology, and operating framework required by the FSC (including AML/CFT, safeguarding of client funds where applicable, operational resilience, data protection, and reporting). There has been no activity in Xoala Asia for the three months ending March 31, 2026.

Establishment of Prime Intermarket Group Eurasia

Effective January 1, 2026, we commenced start-up work under Prime Intermarket Group Eurasia (FXPIG), a Mauritius-based private limited company under Section 24 of the Companies Act. The company was originally established in May 2025, with no operations.

Recent Corporate Actions

On September 4, 2025, our Board of Directors unanimously approved, and we obtained the written consent of holders of a majority of our voting power for, corporate actions to (i) amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 15,000,000; and (ii) authorize our Board of Directors, in its discretion, to amend our Certificate of Incorporation not later than June 30, 2026, to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. The amendment effecting the increase in authorized shares has been filed with the Secretary of State of the State of Delaware and is in effect as of March 31, 2026.

Certificate of Designation of Series B Convertible Preferred Stock

On March 24, 2026, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation designates 3,000,000 shares of the Company’s authorized preferred stock (par value $0.0001 per share) as “Series B Convertible Preferred Stock” and establishes the rights, preferences, privileges, and restrictions of such shares, including a default conversion rate of one hundred (100) shares of Common Stock for each one share of Series B Convertible Preferred Stock, with the conversion rate adjustable by the Board of Directors within a range of between one hundred (100) and ten (10) shares of Common Stock for each one share of Series B Convertible Preferred Stock if the Company completes a public offering of $10,000,000 or more that includes an uplisting of the Common Stock to The Nasdaq Stock Market or the New York Stock Exchange. The principal terms of the Series B Convertible Preferred Stock are described further in Note 9.

U.S.-Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, targeting military, governmental, and nuclear-related sites. Iran subsequently responded with missile and drone attacks targeting Israel, U.S. military bases in the region, and Gulf state infrastructure, and has sought to restrict commercial shipping traffic through the Strait of Hormuz. The Company maintains a sales office in Tel Aviv, Israel. As of the date of this report, the Tel Aviv office has not experienced any material disruption to its operations as a direct result of the conflict, and the safety of the Company’s personnel located there has not been compromised. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. The conflict has contributed to significant volatility in global energy prices and financial markets, which may affect client trading volumes, foreign currency exchange rates, and the general business environment in which the Company operates. As of the date of this report, the Company has not experienced any material disruption to its business operations as a direct result of the conflict.

Ukraine-Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. By the end of August 2022, the Company closed its technical support and development office in Russia and relocated its personnel to Turkey, currently considered a neutral zone. No individual associated with the Company is on the Specially Designated Nationals (SDN) and Blocked Persons list. As of the date of this report, there has been no disruption to our operations.

Description of Company’s Securities to be Registered

Effective September 3, 2021, the Company’s description of its common stock, par value $0.0001 per share, to be registered hereunder is contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333-221726), as initially filed with the Securities and Exchange Commission on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company has made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

As of March 31, 2026, the Company had 423,084,729 shares of Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action and have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares, subject to the conversion-rate adjustment described above in connection with a qualifying public offering. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2026. However, as of December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of March 31, 2026, and December 31, 2025, the Company had $36,891,541 and $17,669,749 in cash and cash equivalents held at the financial institution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivable arise principally from brokerage commissions, rebates, and technology service fees earned from counterparties and customers in the ordinary course of business. Receivables are generally short-term in nature and are typically settled within thirty days of the invoice date.

The Company evaluates the collectability of its accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts at a level management believes to be sufficient to absorb estimated losses inherent in the receivable portfolio as of the balance sheet date. The allowance is determined based on a review of specific accounts considered to be at risk, taking into consideration the age of the receivable, the financial condition and payment history of the counterparty, current economic conditions, and other relevant factors. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously written off are recorded as a reduction to bad debt expense in the period the amounts are received.

As of March 31, 2026 and December 31, 2025, accounts receivable were $358,932 and $188,415, respectively, in each case net of an allowance for doubtful accounts of $0 and $22,382. No provision for doubtful accounts was recorded during the three months ended March 31, 2026 or March 31, 2025, and management believes the allowance is adequate to cover expected credit losses as of March 31, 2026.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $404,302 and $276,204 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2026, and 2025, respectively. Sales and marketing costs primarily consisted of travel costs for tradeshows and customer meetings, online marketing on industry websites, press releases, and public relations activities. The increase in sales and marketing expenses is primarily attributable to expanded promotional and marketing activities supporting the Company’s broader brokerage and technology client base during the three months ended March 31, 2026.

Sales, marketing, and advertising expenses represented approximately 2.66% and 4.62% of revenues for the three months ended March 31, 2026, and 2025, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the agreement. Solutions and services that are not capable of being distinct and distinct within the contract context are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the transaction’s inception, involving these multiple elements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For balances held at U.S. financial institutions, such balances did not exceed Federal Deposit Insurance Corporation (“FDIC”) limits as of March 31, 2026. As of March 31, 2026, and December 31, 2025, the majority of the Company’s cash was held with non-FDIC financial institutions located in Malta, the United Kingdom, and other foreign jurisdictions. As of March 31, 2026, and December 31, 2025, the Company had $36,891,541 and $17,669,749 of cash and cash equivalents held at financial institutions, of which $21,651,699 and $15,258,896 were held at various liquidity providers, respectively.

Revenues

For the three months ended March 31, 2026, and 2025, the Company generated $15,214,492 and $5,976,948 in revenues, respectively, representing an increase of approximately 154.6% over the prior period. The Company’s revenues are derived from four operating segments: Margin Brokerage, Wealth Management, Technology and Software Development, and Payment Intermediary Services. The Payment Intermediary Services segment is in the start-up phase and did not generate revenues during the three months ended March 31, 2026, or 2025. The increase in revenues during the three months ended March 31, 2026 was primarily attributable to trading revenues generated by AIL.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three months ended March 31, 2026, and 2025, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, at the Company’s motion. FDCTech conducted the investigation and presented its findings during the management conference held on April 20, 2026. FDCTech is currently awaiting the court’s final judgment based on the outcome of the investigation.

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

The Company filed this appeal on October 19, 2023, challenging the decision-making process that led to the imposition of the penalty as well as the law on which it was based, asserting that the penalty is arbitrary and excessive, and claiming that certain aspects of the decision are unfounded both by law and in fact. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. The case is in the evidentiary production stage pertaining to the Company as appellant. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court scheduled an additional hearing for the FIAU to cross-examine the Company’s witnesses for February 2, 2026, and then for April 15 2026, heard before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

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

A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties being imposed by the FIAU are more akin to a penal sanction and that, therefore, subject persons should be afforded the full rights afforded to an accused under criminal law and has consistently quashed FIAU decisions on this basis. While these judgments are, in most part, subject to further appeal before the Constitutional Court of Appeal and have, in two instances, been overturned by the Constitutional Court of Appeal, the Company considers that the principles underpinning such previous judgments are applicable to the Company. The case remains pending as of January 21, 2026; the next hearing in the matter is set for January 28, 2026. On April 14, 2026, the Company submitted its final submissions before the Court. The Company is currently awaiting the Court’s final judgment following receipt and review of the FIAU’s final submissions.

The Company believes it has meritorious defenses and counterclaims in the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of March 31, 2026, and December 31, 2025.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, software development costs, including expenses incurred to develop software that is sold, leased, or otherwise marketed, are capitalized after the establishment of technological feasibility, to the extent such costs are significant. The Company amortizes capitalized software development costs using the straight-line method over the estimated useful life of the application software. Costs incurred prior to the establishment of technological feasibility are expensed as research and development costs in the period incurred.

The Company established the technological feasibility of the Condor FX Back Office, the Condor Pro Multi-Asset Trading Platform Version, and the Condor Pricing Engine by the end of February 2016. The Company established the technological feasibility of the Digital Assets Web Trader Platform in February 2018 and of the Condor Investing and Trading App in January 2021. The Company estimates the useful life of each application software to be three (3) years.

The Company is continuing to develop the Condor Investing and Trading App and is currently capitalizing the costs associated with such development in accordance with the Company’s software development cost policy. Research and development costs incurred during the period ended September 30, 2022, were incurred in connection with evaluating the technological feasibility of the Robo Advice Platform, and research and development costs incurred during the period ended December 31, 2022, were incurred in connection with evaluating the technological feasibility of the Condor Investing and Trading App. There were no research and development costs incurred during the three months ended March 31, 2026, or 2025.

The Company also capitalizes major costs incurred during the application development stage for internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred.

As of March 31, 2026, and December 31, 2025, capitalized software, net of accumulated amortization, was $1,578,353 and $1,480,246, respectively.

Property and Equipment, Net; Depreciation

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer equipment, furniture, and office equipment. Leasehold improvements, if any, are amortized over the shorter of the estimated useful life of the asset or the remaining lease term. Expenditures for repairs and maintenance that do not extend the useful life of the related asset are charged to expense as incurred, while expenditures that materially extend the useful life or improve the functionality of an asset are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations.

As of March 31, 2026, and December 31, 2025, property and equipment, net of accumulated depreciation, were $187,657 and $199,058, respectively. Depreciation expense for the three months ended March 31, 2026, and 2025 was $46,643 and $38,832, respectively, and is included in operating expenses in the consolidated statements of operations.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	March 31, 2026	December 31, 2025
USD: AUD	$1.4488	1.4993
USD: EUR	$0.8652	0.8523
USD: GBP	$0.7558	0.7436

Average exchange rate for the period:

	Q1 2026	Q1 2025
USD: AUD	$1.4396	1.5939
USD: EUR	$0.8542	0.9507
USD: GBP	$0.7420	0.7944

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

Basic and Diluted Income (Loss) per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded from the computation of diluted earnings per share when their effect would be antidilutive.

For the three months ended March 31, 2026, and 2025, the weighted average number of shares of common stock outstanding, used to compute both basic and diluted earnings per share, was 423,084,729 and 422,229,173, respectively. The Company reported net income attributable to the Company’s shareholders of $6,863,678 and $118,046 for the three months ended March 31, 2026, and 2025, respectively, resulting in basic and diluted earnings per share of $0.016 and $0.000, respectively.

The Company had no options, warrants, restricted stock units, convertible debt, or other potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2026, or 2025. Accordingly, basic and diluted earnings per share are the same for each period presented.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of March 31, 2026, and December 31, 2025, the Company had an accumulated surplus of $9,984,473 and $3,120,795, respectively, and a working capital surplus of $30,169,554 and $14,883,171, respectively.

For the three months ended March 31, 2026, and 2025, the Company generated net income of $6,869,920 and $104,548, respectively, and total revenues of $15,214,492 and $5,976,948, respectively, representing an increase in revenues of approximately 154.6% over the prior period. The improvement in the Company’s results of operations reflects strong revenue growth across the Margin Brokerage and Technology and Software Development segments, contributions from the Company’s recently acquired subsidiaries, and continued operating leverage on a largely fixed cost base. The accumulated surplus increased from $3,120,795 as of December 31, 2025, to $9,984,473 as of March 31, 2026, and the working capital surplus increased from $14,883,171 as of December 31, 2025, to $30,169,554 as of March 31, 2026.

Management has evaluated the Company’s ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern. In performing this evaluation as of the date these consolidated financial statements are issued, management considered, among other factors, the Company’s significantly improved results of operations during the three months ended March 31, 2026, including the revenue growth, profitability, and strengthened liquidity position described above, together with management’s continued execution of its strategic plan to streamline and integrate the Company’s recently acquired subsidiaries into a unified operating platform. Based on this evaluation, management has concluded that no conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve (12) months from the date these consolidated financial statements are issued. Accordingly, these consolidated financial statements have been prepared on a going concern basis, and no adjustments have been made to the carrying values of assets or liabilities that might result if the Company were unable to continue as a going concern.

As of March 31, 2026, the Company had a cash and cash equivalents balance of $36,891,541, which management believes, together with cash expected to be generated from operations, is sufficient to support its ongoing operations and to meet its current obligations as they become due in the ordinary course of business for at least twelve (12) months from the date these consolidated financial statements are issued. While management believes the Company has adequate liquidity to sustain its existing business activities, the Company’s strategic growth initiatives, particularly the continued development of its financial technology platforms, may require additional capital investment. In order to accelerate expansion and enhance its technology offerings, the Company may seek external financing through private placements of equity, public offerings, or credit facilities. There can be no assurance, however, that such financing will be available on acceptable terms, if at all.

Management remains focused on strengthening the Company’s financial position by expanding its global customer base, increasing revenue from its diversified portfolio of technology solutions, realizing operating synergies from the continued integration of its acquired subsidiaries, and working toward sustainable positive cash flow from operations. To support long-term growth, the Company also intends to invest in long-lived assets that are expected to generate economic benefits beyond fiscal year 2026. In addition, the Company is pursuing a potential listing of its common stock on a national securities exchange in connection with a proposed public offering. If completed, the proceeds of such offering would meaningfully enhance the Company’s liquidity position and capital resources; however, the completion, timing, and terms of any such offering are subject to market conditions and other factors, and there can be no assurance that the offering will be consummated.

NOTE 4. CAPITALIZED SOFTWARE COSTS

The Company’s capitalized software consists of internally developed software and software development costs capitalized in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, and ASC 350-40, Internal-Use Software. The estimated useful life of the Company’s capitalized software is three (3) years, and amortization is recognized on a straight-line basis over such estimated useful life commencing when the underlying software is placed in service.

As of March 31, 2026, and December 31, 2025, the unamortized balance of capitalized software, including capitalized software of the Company’s subsidiaries, was $1,578,353 and $1,480,246, respectively. During the three months ended March 31, 2026, the Company capitalized $98,107 of software development costs. No software amortization expense was recognized during the three months ended March 31, 2026, or 2025, as the underlying software assets had not yet been placed in service.

A substantial portion of the $1,578,353 capitalized software balance as of March 31, 2026 relates to (i) software assets added in connection with, or shortly after, the acquisition of Alchemy International Ltd. (the change of control of which was approved on October 29, 2025, and which closed on November 11, 2025), and (ii) the ongoing development of the Condor Investing and Trading App. As of March 31, 2026, the related software assets had not yet been placed in service, and accordingly, the Company has not commenced amortization. Amortization will be recognized on a straight-line basis over the estimated three (3) year useful life upon the date each underlying software asset is placed in service.

The Company has estimated aggregate amortization expense for each of the succeeding fiscal years based on the estimated three (3) year useful life of the underlying software assets, commencing in the fiscal period in which such assets are placed in service.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has, from time to time, entered into transactions with related parties, including its founders, directors, principal shareholders, and entities controlled by them. The following describes related party balances and transactions as of and for the periods presented.

Nature of Relationships

The Company’s principal related parties are:

(i) Mr. Gope S. Kundnani, a Director of the Company and the beneficial owner of 180,000,000 shares of common stock (42.54%), 4,000,000 shares of Series A Preferred Stock (88.89%), and, through APSI Holdings Limited (a United Kingdom entity), 1,800,000 shares of Series B Convertible Preferred Stock (75.90%);

(ii) Mitchell M. Eaglstein and Imran Firoz, Co-Founders, Executive Officers, and Directors of the Company; and

(iii) certain non-consolidated affiliated entities controlled directly or indirectly by Mr. Kundnani, including Alchemy DMCC (United Arab Emirates), Alchemy Capital Markets (“ACM”) (United Kingdom), FXIFY Markets Ltd. (Labuan, Malaysia), and other Kundnani-affiliated sister entities, all of which are sister entities to the Company and not part of the consolidated group.

Related Party Receivables

Related party receivables totaled $30,154,645 as of March 31, 2026, compared to $37,477,356 as of December 31, 2025, a net decrease of $7,322,711 during the three months ended March 31, 2026.

As of March 31, 2026, the principal components of the related party receivable balance were: (i) approximately $26.8 million representing a net receivable from Alchemy DMCC, primarily reflecting Alchemy International Ltd.’s (“AIL”) approximately $28.1 million receivable from Alchemy DMCC, partially offset by smaller balances at FDCTech, Inc. and Alchemy Prime Limited; (ii) approximately $3.2 million representing a loan receivable carried by FDCTech, Inc. from FXIFY Markets Ltd., a non-consolidated affiliated sister entity controlled by Mr. Kundnani; and (iii) approximately $0.2 million of other balances, comprising residual intercompany timing differences after consolidation and balances held at unaffiliated payment institutions.

As of December 31, 2025, the related party receivable balance was comprised primarily of approximately $35.8 million carried by AIL representing current account receivables from ACM and related affiliates, as further described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, supplemented by the loan receivable from FXIFY Markets Ltd. described above at FDCTech, Inc.

Related Party Advances Payable

Related party advances payable totaled $3,296,890 as of March 31, 2026, compared to $29,197,470 as of December 31, 2025, a net decrease of $25,900,580 during the three months ended March 31, 2026. As of March 31, 2026, the $3,296,890 balance was comprised primarily of approximately $2.7 million owed by Alchemy Prime Limited and approximately $0.6 million owed at the FDCTech, Inc. parent level, in each case to Kundnani-affiliated sister entities, with the remainder representing smaller balances at the Company’s other subsidiaries. The December 31, 2025 balance was comprised primarily of approximately $25.5 million owed by AIL to Alchemy DMCC, approximately $3.7 million owed at the FDCTech, Inc. parent level and across other subsidiaries to Kundnani-affiliated sister entities, and other smaller balances.

During the three months ended March 31, 2026, the Company settled a net $25,900,580 of related party advances through a combination of (i) cash repayments to the related-party counterparties and (ii) non-cash netting arrangements with Alchemy DMCC, including the transfer back to AIL of certain trading positions previously held with Alchemy DMCC and other liquidity arrangements designed to manage AIL’s counterparty risk exposures. As a result of these arrangements, AIL’s net position with Alchemy DMCC moved from a net advance payable as of December 31, 2025, to a net receivable of approximately $26.8 million as of March 31, 2026. The aggregate settlement of the related party advances payable is reflected as a financing outflow in the condensed consolidated statement of cash flows for the three months ended March 31, 2026.

Accrued Expenses to Related Parties

Accrued expenses to related parties totaled $997,259 as of March 31, 2026, compared to $532,287 as of December 31, 2025. These amounts primarily represent accrued executive compensation owed to Mr. Eaglstein, the Company’s Chief Executive Officer, and Mr. Firoz, the Company’s Chief Financial Officer (through Thinkatalyst LLC, a Delaware limited liability company controlled by Mr. Firoz), each compensated at $15,000 per month under independent-contractor arrangements.

Other Q1 2026 Related Party Transactions

Other than the settlements and accruals described above, the principal related party transactions during the three months ended March 31, 2026 consisted of (i) the continued accrual of executive compensation to Messrs. Eaglstein and Firoz at $15,000 per month each on an independent-contractor basis; (ii) the continuing obligation in the amount of $2,000,000 under non-interest bearing seller financing provided by Sync Capital Limited (a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company), in connection with the Company’s acquisition of Alchemy International Ltd., which obligation is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange and is presented as a component of Business acquisition loan on the consolidated balance sheets (see Note 7); and (iii) net activity in intercompany trading and rebate balances among the Company’s regulated subsidiaries (AML, APL, and AIL), all of which were eliminated in consolidation in accordance with ASC 810-10-45-1. There were no material new equity issuances, loans, or guarantees to or from related parties during the three months ended March 31, 2026.

Cross-Reference to Form 10-K/A

For additional historical background on related party transactions, including transactions prior to fiscal year 2025, refer to Item 13 (Certain Relationships and Related Transactions) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 (filed April 22, 2026).

NOTE 6. LINE OF CREDIT

In June 2016, the Company obtained an unsecured revolving line of credit of $40,000 from Bank of America to fund various business purchases and travel expenses. The interest rates applicable to cash advances and other drawn amounts under this line of credit are 12% and 25%, respectively. In October 2024, the Company obtained an additional unsecured revolving line of credit with a flexible spending limit, under which no preset borrowing limit applies. The additional line of credit bears interest on purchases at an average rate of approximately 28% per annum.

As of March 31, 2026, the Company was in compliance with the terms and conditions of each of its lines of credit. As of March 31, 2026, and December 31, 2025, the aggregate outstanding balances under the lines of credit were $266,926 and $111,352, respectively.

NOTE 7. NOTES PAYABLE

CARES Act – Paycheck Protection Program (PPP Note)

On May 1, 2020, the Company received proceeds of $50,632 from a promissory note (the “PPP Note”) issued under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at a rate of 1.00% per annum. The PPP Note was not forgiven, and the Company commenced repayment of the PPP Note in August 2022. The PPP Note was repaid in full during the fiscal year ended December 31, 2025. As of March 31, 2026, and December 31, 2025, the outstanding balance of the PPP Note was $0 and $0, respectively.

SBA Loan

On May 22, 2020, the Company received proceeds of $144,900 under the U.S. Small Business Administration’s Economic Injury Disaster Loan (“EIDL”) program. The loan bears interest at a rate of 3.75% per annum on funds advanced. Installment payments of $707 per month, consisting of both principal and interest, are required, with the remaining principal and interest balance payable thirty (30) years from the date of the promissory note. As of March 31, 2026, and December 31, 2025, the non-current balance outstanding under the SBA loan was $103,552 and $105,678, respectively.

Business Acquisition Loan

As of March 31, 2026, and December 31, 2025, the Company had outstanding seller financing obligations incurred in connection with prior business acquisitions in the aggregate amount of $2,350,000 and $2,350,000, respectively, presented as Business acquisition loan on the consolidated balance sheets.

The $2,350,000 aggregate balance is comprised of:

(i) $350,000 representing the unpaid portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (“AML”) in connection with the Company’s June 2023 acquisition of AML, which amount is currently the subject of litigation as described below; and

(ii) $2,000,000 representing seller financing provided by Sync Capital Limited, a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, in connection with the Company’s acquisition of Alchemy International Ltd. (“AIL”).

The $2,000,000 obligation to Sync Capital Limited is non-interest-bearing. Pursuant to the terms of the seller financing arrangement, the obligation becomes due and payable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange (the “Uplisting”), and no other fixed maturity date has been established. The Company has not imputed interest on this obligation, as the lender is a controlling shareholder of the Company, and any imputed interest, if material, would be recognized as a deemed capital contribution from the controlling shareholder with no net effect on stockholders’ equity. No payments were made under this obligation during the three months ended March 31, 2026, or 2025. The $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5. There can be no assurance as to the timing or consummation of the Uplisting, and the Company’s obligation to repay the $2,000,000 to Sync Capital Limited will remain outstanding until such time as the Uplisting is completed or the parties otherwise agree to alternative repayment terms.

As of March 31, 2026, the Company has accrued the $350,000 withheld final payment within Business acquisition loan on the consolidated balance sheets. Management, after consultation with legal counsel, is unable to predict the ultimate outcome of the AML Litigation or to estimate the range of possible additional loss, if any, beyond the amount currently accrued. Accordingly, no additional accrual has been recorded as of March 31, 2026. An adverse outcome in the AML Litigation could result in the Company being required to pay additional amounts to the Claimants, which could have a material adverse effect on the Company’s results of operations and financial condition in the period of resolution.

The $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is subject to various commitments and contingencies arising in the ordinary course of business. The following discussion summarizes the Company’s significant commitments and contingencies as of March 31, 2026.

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

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is $1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased a larger office space in the Limassol District, Cyprus, from an unrelated party for a one-year term. The office’s monthly rent payment is approximately $3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased office space for its Chief Executive Officer. The office’s monthly rent payment is $3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately $6,300. The lease is for one year and is renewable two months prior to the term’s end in June 2026. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leased office space with Regus Malta at Portomaso Business Center, Portomaso, St. Julian, PTM01, Malta. As per the lease, this agreement shall continue on a month-to-month basis (any term after the term, also known as “Renewal Term”). The term and all subsequent renewal terms shall constitute the “Term.” AML may terminate this agreement by delivering to Regus Malta at least one (1) whole calendar month before the month in which AML intends to terminate this lease. AML is entitled to use the office and conference space if needed. The rent payment or membership fee for the AML Office is €1,659 per month. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

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

The total rental payment for the period ending March 31, 2026, was $83,753.

Employment Agreement

The Company compensates its Chief Executive Officer and its Chief Financial Officer at $15,000 per month each on an independent-contractor basis (see Note 5, Related Party Transactions – Accrued Expenses to Related Parties). For additional information regarding executive compensation, refer to Item 11 (Executive Compensation) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on April 22, 2026.

Accrued Interest

At March 31, 2026, and December 31, 2025, the cumulative accrued interest for the SBA loan and other non-current loans was $43,650 and $42,396, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

Pending Litigation

The Company and its subsidiaries are involved in the following legal proceedings:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330, filed December 9, 2024. The claimants are Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), a Malta-incorporated broker that the Company purchased in June 2023. Following completion of the acquisition, the Company discovered that in 2019, the target company had anti-money laundering deficiencies and was fined by the Financial Intelligence Analysis Unit. An external audit also revealed that the previous shareholders had taken loans from the company that were never repaid, resulting in net capital being lower than disclosed during negotiations. Based on these findings, FDCTech withheld the final payment to the sellers.

The claimants are seeking approximately $1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which was served May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025. The trial is currently scheduled to take place in November 2026.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

This action is pending in the Superior Court of California, County of Orange. FDCTech alleges that the defendants, through their websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com, published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations. The Company claims these statements have caused significant reputational and financial harm, including lost business opportunities, and further alleges that the defendants engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, on the Company’s motion. FDCTech conducted the investigation and presented its findings during the management conference held on April 20, 2026. FDCTech is currently awaiting the court’s final judgment based on the outcome of the investigation.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

This appeal is pending before the Court of Appeal (Inferior Jurisdiction) in Malta. On September 23, 2023, the Financial Intelligence Analysis Unit (“FIAU”) imposed an administrative penalty of €419,997 and a follow-up directive on Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, based on a compliance examination conducted between November 25, 2019, and December 5, 2019. The examination occurred approximately four years prior to the decision and under different ownership and control of the subsidiary. The Company filed this appeal on October 19, 2023, challenging the decision-making process and the law on which it was based, asserting that the penalty is arbitrary and excessive. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court scheduled an additional hearing for the FIAU to cross-examine the Company’s witnesses for February 2, 2026, and then for April 15 2026, heard before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

This constitutional challenge is pending before the First Hall Civil Court (Constitutional Jurisdiction) in Malta and relates to the same September 23, 2023, FIAU decision described above. The Company filed this application on April 2, 2024, challenging: (i) the composition of the FIAU and its enabling law; (ii) the decision-making processes which allegedly breach the Company’s fundamental human right to a fair hearing; and (iii) that, given the penal nature of the penalty and in alleged breach of the Constitution of Malta, the Company was not adjudged by an independent court. The Company requests the Constitutional Court to set aside the FIAU decision in its entirety. A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The case remains pending; the next hearing in the matter is scheduled for January 28, 2026.

Management is unaware of any other actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the Company, its subsidiaries, or any of their respective assets, other than those described above and other than ordinary routine litigation incidental to the business.

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of March 31, 2026, the Company believes its payroll tax liabilities are not yet estimated. The Company’s federal taxes are acceptable to the Internal Revenue Service.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On February 12, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Delaware to change the authorized shares. As amended at that time, the Company had the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share and 10,000,000 shares of Preferred Stock having a par value of $0.0001 per share.

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

Recent Corporate Actions – September 2025

On September 4, 2025, the Board of Directors unanimously approved, and the Company obtained the written consent of holders of a majority of the Company’s voting power for, corporate actions to (i) amend the Certificate of Incorporation to increase the authorized shares of common stock from 500,000,000 to 750,000,000 and the authorized shares of preferred stock from 10,000,000 to 15,000,000 and (ii) authorize the Board of Directors, in its discretion, to amend the Certificate of Incorporation not later than June 30, 2026 to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. The amendment to the Certificate of Incorporation affecting the increase in authorized shares of common stock and preferred stock has been filed with the Secretary of State of the State of Delaware and is in effect as of March 31, 2026.

Certificate of Designation of Series B Convertible Preferred Stock

On March 24, 2026, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation designates 3,000,000 shares of the Company’s authorized preferred stock (par value $0.0001 per share) as “Series B Convertible Preferred Stock” and establishes the rights, preferences, privileges, and restrictions of such shares.

Holders of Series B Convertible Preferred Stock have no dividend rights except as may be declared by the Board of Directors in its sole and absolute discretion, out of funds legally available for that purpose. Each share is entitled to one (1) vote per share on all matters presented to stockholders, and holders generally vote together with holders of Common Stock as a single class. The vote or consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required for: (i) matters that by law require the approval of the outstanding shares of the Series B Convertible Preferred Stock as a separate class; (ii) any amendment to the rights, preferences, privileges, or powers of the Series B Convertible Preferred Stock that would have a material adverse effect on the Series B Convertible Preferred Stock; (iii) any increase in the aggregate authorized number of shares of Series B Convertible Preferred Stock; (iv) any action that reclassifies any outstanding shares into shares having priority as to dividends or assets senior to the Series B Convertible Preferred Stock; or (v) any amendment to the Company’s Certificate of Incorporation that materially and adversely affects the rights of the Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock is convertible at the option of the holder, without payment of additional consideration, into shares of Common Stock at any time, at an initial conversion rate of one hundred (100) shares of Common Stock for each one share of Series B Convertible Preferred Stock, subject to adjustment as provided in the Series B Certificate of Designation. If the Company completes a public offering of $10,000,000 or more that includes an uplisting of the Common Stock to The Nasdaq Stock Market or the New York Stock Exchange, the conversion rate for the Series B Convertible Preferred Stock in connection with such qualifying public offering will be determined by the Board of Directors within a range of between one hundred (100) and ten (10) shares of Common Stock for each one share of Series B Convertible Preferred Stock. The Series B Certificate of Designation also includes customary anti-dilution adjustments for stock dividends, stock splits, combinations, and reclassifications affecting the Common Stock, and provides that no fractional shares of Common Stock will be issued upon conversion (any fractional share entitlement will be rounded up to the nearest whole share).

Shares of Series B Convertible Preferred Stock that are converted into Common Stock or are otherwise acquired by the Company are restored to the status of authorized but unissued shares of preferred stock, without designation as to class, and may thereafter be issued, but not as shares of Series B Convertible Preferred Stock. As of March 31, 2026, 2,371,844 shares of Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Outstanding Capital Stock

As of March 31, 2026, and December 31, 2025, the Company had 423,084,729 and 423,084,729 common shares issued and outstanding, respectively.

As of March 31, 2026, and December 31, 2025, the Company had 4,500,000 and 4,500,000 Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2026, and December 31, 2025, the Company had 2,371,844 and 2,371,844 Series B Preferred Stock issued and outstanding, respectively. There were no issuances or repurchases of common or preferred stock during the three months ended March 31, 2026.

Series A Preferred Stock – Beneficial Ownership

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the period ended March 31, 2026.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Series B Preferred Stock – Beneficial Ownership

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the period ended March 31, 2026.

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nicky G. Kundnani for services valued at $1.41 per share.

Cross-Reference to Form 10-K/A

For a complete history of the Company’s authorized share capital, common stock issuances, and preferred stock issuances, refer to Note 9 (Stockholders’ Equity (Deficit)) in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on April 22, 2026.

NOTE 10. WARRANTS

As of March 31, 2026, and December 31, 2025, the Company had no outstanding warrants. There were no warrant issuances, exercises, or expirations during the three months ended March 31, 2026.

NOTE 11. COMPREHENSIVE INCOME

The Company’s other comprehensive income (“OCI”) comprises foreign currency translation adjustments from subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2026, and 2025:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2024	$278,498
Other comprehensive income (loss), attributed to ADS	(71,036)
Other comprehensive income (loss), attributed to AML	(95,752)
Other comprehensive income (loss), attributed to APL	35,782
Other comprehensive income (loss), attributed to ATECH	(9,131)
Total other comprehensive income (loss), as restated, December 31, 2024	(140,137)
Balance as of March 31, 2025	$138,361

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2025	$313,484
Other comprehensive income (loss), attributed to ADS	(7)
Other comprehensive income (loss), attributed to AML	2,930
Other comprehensive income (loss), attributed to APL	(5,940)
Other comprehensive income (loss), attributed to ATECH	5,445
Total other comprehensive income (loss), as restated, December 31, 2024	2,427
Balance as of March 31, 2026	$315,911

NOTE 12. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after March 31, 2026, through May 15, 2026, the date these unaudited consolidated financial statements were available to be issued, in accordance with ASC 855. On April 22, 2026, the Company filed its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, with the Securities and Exchange Commission. Other than as disclosed elsewhere in these unaudited consolidated financial statements, the Company has identified no subsequent events that would require recognition or disclosure in these unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, financial and operational information, the volatility of our stock price, current competitive conditions, and the impact of U.S. tariffs, trade barriers, and restrictions. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

During the three months ended March 31, 2026, the Company generated total revenue of $15,214,492, an increase of $8,252,944 (140.9%) over total revenue of $5,976,948 for the three months ended March 31, 2025.

The substantial growth in revenue was driven primarily by the full-quarter contribution of Alchemy International Ltd. (“AIL”) following the change of control approved by the Seychelles Financial Services Authority on October 29, 2025, and the closing of the acquisition on November 11, 2025.

AIL, a Seychelles-licensed securities dealer (license SD136) regulated by the Financial Services Authority, broadened the Company’s regulated multi-asset brokerage footprint to include Seychelles in addition to Malta (AML, MFSA-regulated) and the United Kingdom (APL, FCA-regulated), and added a base of offshore brokerages, high-frequency traders, and institutional clients seeking regulated access to foreign exchange and multi-asset markets.

The full-quarter contribution from AIL during the three months ended March 31, 2026 (compared with no contribution during the three months ended March 31, 2025) accounted for the substantial majority of the year-over-year increase in the Margin Brokerage segment. The Technology and Software Development segment also contributed to the increase, while the Wealth Management segment was substantially flat compared with the prior-year period. The Company also benefited from continued operating leverage on a substantially fixed cost base.

The Company is also pursuing a potential listing of its common stock on a national securities exchange (the New York Stock Exchange or the Nasdaq Stock Market) in connection with a proposed public offering of equity securities. In connection with these initiatives, the Company has engaged Lucosky Brookman LLP as legal counsel and is in discussions with E.F. Hutton and ThinkEquity LLC as financial advisors. The completion of any such offering or listing is subject to market conditions and customary regulatory and exchange approvals, and no assurance can be given that any such transaction will be completed.

Financial Condition as of March 31, 2026

As of March 31, 2026, the Company had total assets of $72,195,266, compared to $63,771,196 as of December 31, 2025, representing an increase of $8,424,070, or approximately 13.2%. Total assets at March 31, 2026, were comprised primarily of cash and cash equivalents of $36,891,541, related party receivables of $30,154,645, accounts receivable (net of allowance for doubtful accounts) of $358,932, prepaid expenses (current and non-current) of $535,408, capitalized software (net) of $1,578,353, acquired intangible assets (net) of $1,250,397, right-of-use lease assets of $668,214, property and equipment (net) of $187,657, and other current and non-current assets aggregating $570,019.

The $8,424,070 increase in total assets during the three months ended March 31, 2026 was primarily attributable to: (i) an increase in cash and cash equivalents of $19,221,792, reflecting cash generated from operations and the receipt by Alchemy International Ltd. (“AIL”) of customer funds in connection with the expansion of its brokerage operations; partially offset by (ii) a decrease in related party receivables of $7,322,711, as further described in Note 5, principally reflecting the net effect of cash collections and non-cash netting arrangements with Alchemy DMCC during the period; (iii) a decrease in the fair value of trading positions for the firm of $1,111,487, reflecting the closing-out and transfer of certain trading positions in the ordinary course; and (iv) a decrease in other trade and tax receivables of $2,615,533, principally reflecting collections of receivables outstanding at year-end.

Total Liabilities

As of March 31, 2026, the Company had total liabilities of $38,582,773, compared to $41,360,599 as of December 31, 2025, representing a decrease of $2,777,826, or approximately 6.7%. Total liabilities at March 31, 2026 were comprised primarily of customer funds payable of $28,339,255, related party advances payable of $3,296,890, accrued expenses to related parties of $997,259, business acquisition loan of $2,350,000, accounts payable of $502,087, operating lease liabilities (current and non-current) of $668,214, the SBA loan and accrued non-current interest aggregating $147,202, deferred tax liabilities of $372,339, and other current liabilities of $1,909,527.

The $2,777,826 net decrease in total liabilities during the three months ended March 31, 2026 was primarily attributable to: (i) a decrease in related party advances payable of $25,900,580, principally reflecting the settlement of AIL’s net advances payable to Alchemy DMCC through a combination of cash repayments and non-cash netting arrangements as further described in Note 5; partially offset by (ii) an increase in customer funds payable of $22,525,367, reflecting growth in customer trading activity and customer deposits held by AIL in connection with the expansion of its brokerage operations; (iii) an increase in accrued expenses to related parties of $464,972, primarily representing accrued executive compensation; and (iv) an increase in accounts payable and line of credit of $491,449 in the aggregate, reflecting normal operating activity.

Stockholders’ Equity and Working Capital

As of March 31, 2026, total stockholders’ equity attributable to FDCTech, Inc. stockholders was $33,568,694, compared to $22,377,274 as of December 31, 2025, representing an increase of $11,191,420, or approximately 50.0%. Total stockholders’ equity, including noncontrolling interests, was $33,612,493 as of March 31, 2026, compared to $22,410,597 as of December 31, 2025. The components of stockholders’ equity as of March 31, 2026 consisted of preferred stock and common stock at par value, additional paid-in capital of $28,199,590, additional paid-in capital relating to Series B Preferred Stock of $3,344,063, subscription receivable of $(8,000,000), accumulated other comprehensive loss of $(2,427), and accumulated surplus of $9,984,473.

The $11,191,420 increase in stockholders’ equity attributable to FDCTech, Inc. stockholders during the three months ended March 31, 2026 was primarily attributable to: (i) net income attributable to FDCTech, Inc. shareholders of $6,863,678 for the period; and (ii) an increase in additional paid-in capital of $4,643,653 arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, with the residual change reflecting movement in accumulated other comprehensive loss during the period. No new shares of the Company’s common stock or preferred stock were issued during the three months ended March 31, 2026.

Working capital, defined as total current assets less total current liabilities, was $30,169,554 as of March 31, 2026, compared to $14,883,171 as of December 31, 2025, representing an increase of $15,286,383, or approximately 102.7%. The increase in working capital reflects the combined effect of the increase in cash and cash equivalents and the settlement of the December 31, 2025, related party advances payable balance described above, partially offset by the increase in customer funds payable during the period. The Company’s improved working capital position, together with cash generated from operations, is expected to support the Company’s ongoing operations and growth initiatives for at least the next twelve months.

Note on Common Control Transactions Affecting Additional Paid-in Capital

The Company’s acquisitions of Alchemy Markets Ltd. (“AML”), Alchemy Prime Ltd. (“APL”), and Alchemy International Ltd. (“AIL”) were transactions between entities under common control, as each of AML, APL, and AIL was, at the date of the respective acquisition, controlled by Mr. Gope S. Kundnani, who is also a Director and the principal beneficial owner of the voting securities of the Company. Accordingly, the Company has accounted for these acquisitions in accordance with ASC 805-50, Transactions Between Entities Under Common Control. Under this guidance, the assets and liabilities of AML, APL, and AIL were recognized in the Company’s consolidated financial statements at the historical carrying values of the transferor on the respective dates of transfer, and no goodwill or intangible assets were recognized in connection with these common-control combinations. The difference between the consideration transferred by the Company and the historical carrying value of the net assets received was recorded as an adjustment to additional paid-in capital.

During the three months ended March 31, 2026, the Company recorded a net increase to additional paid-in capital of $4,643,653 in connection with the finalization of the consolidation entries relating to the acquisition of AIL, which was completed on November 11, 2025. The adjustment reflects the difference between the consideration transferred by the Company in connection with the AIL acquisition and AIL’s historical carrying value of net assets as of the acquisition date, the determination of which was finalized during the three months ended March 31, 2026. No new shares of the Company’s common stock or preferred stock were issued in connection with this adjustment, and the adjustment had no effect on the Company’s results of operations, cash flows, or total stockholders’ equity in the aggregate during the three months ended March 31, 2026, other than as reflected within the components of stockholders’ equity.

The Company’s acquisition of AD Advisory Services Pty Ltd. (“ADS”), an Australia-incorporated subsidiary, in which the Company acquired a 51% controlling interest, was not a transaction between entities under common control. The ADS acquisition was effected at arm’s length with an unrelated counterparty and was accounted for as a business combination under ASC 805-10, Business Combinations, using the acquisition method. Accordingly, the assets and liabilities of ADS were recognized at their estimated fair values as of the acquisition date, and goodwill of $1,250,397 was recognized in connection with the ADS acquisition, representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The noncontrolling interest in ADS was measured at the proportionate share of the fair value of the identifiable net assets at the acquisition date. No adjustment to additional paid-in capital was recognized in connection with the ADS acquisition.

Financial Condition at December 31, 2025

As of December 31, 2025, the Company had total assets of $63,771,196, comprised primarily of cash and cash equivalents of $17,669,749, related party receivables of $37,477,356, accounts receivable, net of $3,902,316, capitalized software (net) of $1,480,246, and other balance-sheet items as further described in the Company’s Annual.

Report on Form 10-K/A for the fiscal year ended December 31, 2025.

Total liabilities at December 31, 2025, were $41,360,599, comprised primarily of related party advances payable of $25,900,580 (which were settled during the three months ended March 31, 2026 — see Note 5 to the unaudited condensed consolidated financial statements); accounts payable, accrued expenses, and other current liabilities; the SBA loan; the business acquisition loan; and lease and other obligations.

Total stockholders’ equity at December 31, 2025, was $22,377,274, including an accumulated surplus of $3,120,795. Working capital at December 31, 2025, was $14,883,171.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026, compared with Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, the principal components of the Company’s consolidated results of operations and the change between the comparative periods (dollar amounts in U.S. dollars):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues:
Technology & software	$1,639,222	813,747	825,475	101.4%
Wealth management	1,565,852	1,534,852	31,000	2.0%
Brokerage	12,009,418	3,628,349	8,381,069	231.0%
Total revenue	$15,214,492	5,976,948	9,237,544	154.6%
Cost of sales:
Technology & software	-	184,284	(184,284)	(100.0)%
Wealth management	1,435,250	1,349,827	85,423	6.3%
Brokerage	2,148,088	1,583,278	564,810	35.7%
Total cost of sales	$3,583,338	3,117,389	465,949	14.9%
Gross profit	$11,631,154	2,859,559	8,771,595	306.7%
Operating expenses:
General and administrative	4,324,900	2,140,270	2,184,630	102.1%
Sales and marketing	404,302	276,204	128,098	46.4%
Depreciation	46,643	38,832	7,811	20.1%
Total operating expenses	$4,775,845	2,455,306	2,320,539	94.5%
Operating income	$6,855,309	404,253	6,451,056	1595.8%
Total other income (expense), net	14,611	(299,705)	314,316	(104.9)%
Income before provision for income taxes	6,869,920	104,548	6,765,372	6471.1%
Provision for income taxes	-	-	-	-
Net income	$6,869,920	104,548	6,765,372	6471.1%

Revenue

Total revenue increased to $15,214,492 for the three months ended March 31, 2026, compared to $5,976,948 for the three months ended March 31, 2025, an increase of $9,237,544, or approximately 154.6%. The growth was driven primarily by the Margin Brokerage segment, which contributed $12,009,418 total revenue for the three months ended March 31, 2026, compared to $3,628,349 for the comparable prior-year period, representing an increase of $8,381,069, or approximately 231.0%. The increase in Margin Brokerage revenue reflects the full-quarter contribution of Alchemy International Ltd. (“AIL”) following the closing of the AIL acquisition on November 11, 2025 (with the change of control approved by the Seychelles Financial Services Authority on October 29, 2025), together with the continuing operations of the Company’s other regulated brokerage subsidiaries, Alchemy Markets Ltd. (“AML”) in Malta and Alchemy Prime Ltd. (“APL”) in the United Kingdom.

Technology and software revenue was $1,639,222 for the three months ended March 31, 2026, compared to $813,747 for the comparable prior-year period, representing an increase of $825,475, or approximately 101.4%, reflecting the expansion of the Company’s technology and platform services to its expanded broker-dealer client base. Wealth Management revenue was $1,565,852 for the three months ended March 31, 2026, compared to $1,534,852 for the comparable prior-year period, representing an increase of $31,000, or approximately 2.0%, and was substantially consistent with the prior-year period.

Cost of Sales and Gross Profit

Cost of sales was $3,583,338 for the three months ended March 31, 2026, compared to $3,117,389 for the three months ended March 31, 2025, an increase of $465,949, or approximately 14.9%. The increase in cost of sales principally reflects higher liquidity-provider, payment-processing, and clearing costs incurred in support of the Margin Brokerage and Wealth Management segments. The rate of increase in cost of sales was substantially lower than the rate of increase in revenue, principally as a result of (i) operating leverage on the Margin Brokerage segment’s fixed-cost base relative to substantially higher transaction volumes, and (ii) the run-off during the period of certain technology cost of sales recognized in the comparable prior-year period.

Gross profit was $11,631,154 for the three months ended March 31, 2026, compared to $2,859,559 for the three months ended March 31, 2025, an increase of $8,771,595, or approximately 306.7%. Consolidated gross margin was approximately 76.4% for the three months ended March 31, 2026, compared to approximately 47.8% for the three months ended March 31, 2025, principally reflecting the change in revenue mix toward the higher-margin Margin Brokerage segment.

Operating Expenses

Total operating expenses were $4,775,845 for the three months ended March 31, 2026, compared to $2,455,306 for the three months ended March 31, 2025, an increase of $2,320,539, or approximately 94.5%. The increase in total operating expenses reflects higher general and administrative expense of $4,324,900 (compared to $2,140,270 for the comparable prior-year period, representing an increase of $2,184,630, or approximately 102.1%), higher sales and marketing expense of $404,302 (compared to $276,204 for the comparable prior-year period, representing an increase of $128,098, or approximately 46.4%), and higher depreciation expense of $46,643 (compared to $38,832 for the comparable prior-year period, representing an increase of $7,811, or approximately 20.1%).

The increase in general and administrative expense principally reflects additional compliance, audit, legal, and personnel-related expenses to support the Company’s expanded operating footprint following the AIL acquisition, together with professional fees and other costs incurred in connection with the Company’s contemplated listing of its common stock on a national securities exchange and the related proposed public offering. The increase in sales and marketing expense reflects expanded promotional and marketing activities in support of the Company’s broader brokerage and technology client base, as further described in Note 2.

Operating Income

Operating income was $6,855,309 for the three months ended March 31, 2026, compared to operating income of $404,253 for the three months ended March 31, 2025, representing an increase of $6,451,056. The increase in operating income reflects the increase in gross profit described above, partially offset by the increase in total operating expenses described above.

Other Income (Expense), Net

Total other income (expense), net, was net other income of $14,611 for the three months ended March 31, 2026, compared to net other expense of $(299,705) for the three months ended March 31, 2025, an improvement of $314,316. Total other income (expense), net, for the three months ended March 31, 2026, consisted of other interest income (expense) of $132,492 (compared to $4,483 for the comparable prior-year period) and other income (expense) of $(117,881) (compared to $(304,188) for the comparable prior-year period). The change principally reflects foreign exchange gains and losses on transactions denominated in currencies other than the functional currency of the applicable subsidiary, interest income on operating cash balances, and other miscellaneous items.

Net Income and Earnings per Share

Net income was $6,869,920 for the three months ended March 31, 2026, compared to net income of $104,548 for the three months ended March 31, 2025, an increase of $6,765,372. No provision for income taxes was recorded for either period. Net income attributable to FDCTech, Inc. stockholders was $6,863,678 for the three months ended March 31, 2026 ($0.016 per share, basic and diluted), compared to net income attributable to FDCTech, Inc. stockholders of $118,046 for the three months ended March 31, 2025 ($0.000 per share, basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Overview

As of March 31, 2026, the Company had cash and cash equivalents of $36,891,541, compared to $17,669,749 as of December 31, 2025, representing an increase of $19,221,792, or approximately 108.8%. Working capital, defined as total current assets less total current liabilities, was $30,169,554 as of March 31, 2026, compared to $14,883,171 as of December 31, 2025, representing an increase of $15,286,383, or approximately 102.7%. The increase in working capital principally reflects the settlement of $25,900,580 of related party advances payable during the three months ended March 31, 2026, together with the continued generation of operating cash flow, partially offset by an increase in customer funds payable in connection with the expansion of the Company’s brokerage operations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $40,727,261 for the three months ended March 31, 2026, compared to net cash provided by operating activities of $166,036 for the three months ended March 31, 2025. The increase in net cash provided by operating activities principally reflects (i) net income of $6,869,920 for the three months ended March 31, 2026 (compared to $104,548 for the comparable prior-year period); (ii) an increase in customer funds payable of $22,525,367, reflecting the expansion of the Company’s brokerage operations and customer trading activity at Alchemy International Ltd.; (iii) a decrease in related party receivables of $7,322,711, principally reflecting the net effect of cash collections and non-cash netting arrangements with related parties as further described in Note 5; (iv) a decrease in the fair value of trading positions for the firm of $1,111,487, reflecting the closing-out of certain trading positions in the ordinary course; (v) a decrease in tax receivables from subsidiaries of $2,615,533; and (vi) an increase in accrued expenses to related parties of $464,972 and an increase in accounts payable of $335,875; partially offset by (vii) a decrease in other current liabilities of $490,392 and an increase in gross accounts receivable of $170,517.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4,547,098 for the three months ended March 31, 2026, compared to net cash provided by investing activities of $828,537 for the three months ended March 31, 2025. Net cash provided by investing activities for the three months ended March 31, 2026 principally consisted of (i) $4,643,653 representing changes in paid-in capital arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, in connection with the Company’s prior acquisitions of subsidiaries under common control, as further described elsewhere in this Report; and (ii) $1,552 of net investment activity through a subsidiary, partially offset by (iii) capitalized software development costs of $98,107.

Cash Flows from Financing Activities

Net cash used in financing activities was $25,736,656 for the three months ended March 31, 2026, compared to net cash provided by financing activities of $1,027,563 for the three months ended March 31, 2025. Net cash used in financing activities for the three months ended March 31, 2026 principally consisted of (i) the $25,900,580 settlement of related party advances payable as further described in Note 5, and (ii) net repayments of $2,126 on the Company’s SBA loan, partially offset by (iii) net draws of $155,574 on the Company’s lines of credit and (iv) $10,476 of net activity attributable to noncontrolling interest.

Net Change in Cash

The Company’s cash and cash equivalents increased by $19,221,792 during the three months ended March 31, 2026, comprising net cash provided by operating activities of $40,727,261, net cash provided by investing activities of $4,547,098, net cash used in financing activities of $(25,736,656), and the effect of exchange rate changes on cash of $(315,911). Cash and cash equivalents were $36,891,541 as of March 31, 2026, compared to $17,669,749 as of December 31, 2025.

Long-Term Obligations and Capital Adequacy

As of March 31, 2026, the Company’s principal long-term contractual obligations consisted of (i) the SBA loan in the non-current principal amount of $103,552, which bears interest at a rate of 3.75% per annum and is scheduled to mature thirty (30) years from the date of the underlying promissory note; (ii) the Business acquisition loan of $2,350,000, comprising the $350,000 withheld portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (which is currently the subject of litigation as further described in Note 7) and the $2,000,000 non-interest bearing seller financing obligation owed to Sync Capital Limited, an entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, which obligation is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange; (iii) operating lease liabilities (current and non-current) of $668,214 in the aggregate, principally relating to the Company’s office facilities (see Note 8); and (iv) deferred tax liabilities of $372,339 and accrued non-current interest of $43,650.

Management believes that the Company’s existing cash and cash equivalents, anticipated cash flows generated from operations, and available borrowings under its existing credit lines will be sufficient to fund the Company’s operations and meet its known contractual obligations and capital commitments for at least the twelve (12) months following the date of this Report. The Company may from time to time raise additional capital through private or public offerings of equity or debt securities, or through additional credit facilities, to support its strategic growth initiatives, including in connection with the Company’s contemplated listing of its common stock on a national securities exchange and any related underwritten public offering. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company or at all.

GOING CONCERN CONSIDERATION

The Company has prepared its accompanying consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the ordinary course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

As of March 31, 2026, the Company had cash and cash equivalents of $36,891,541, working capital of $30,169,554, total stockholders’ equity of $33,612,493, and an accumulated surplus of $9,984,473, compared to cash and cash equivalents of $17,669,749, working capital of $14,883,171, total stockholders’ equity of $22,410,597, and an accumulated surplus of $3,120,795 as of December 31, 2025. During the three months ended March 31, 2026, the Company generated revenues of $15,214,492 (compared to $5,976,948 for the three months ended March 31, 2025), net income of $6,869,920 (of which $6,863,678 was attributable to the stockholders of FDCTech, Inc. and $6,242 was attributable to noncontrolling interests, compared to consolidated net income of $104,548 for the three months ended March 31, 2025), and net cash provided by operating activities of $40,727,261 (compared to $166,036 for the three months ended March 31, 2025).

Based on management’s evaluation of the Company’s historical and projected operating cash flows, existing cash and cash equivalents, working capital position, accumulated surplus, available borrowing capacity under existing credit facilities, and known contractual obligations and capital commitments, management has concluded that the Company’s existing cash and cash equivalents and anticipated cash flows from operations are sufficient to fund the Company’s operations and meet its known obligations as they become due for at least the twelve months following the date of issuance of these consolidated financial statements. Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on April 22, 2026. We continually evaluate our critical accounting estimates and judgments, as required by our policies, and update them as necessary based on changing conditions.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker, an amount and description of other segment items, and additional segment information. The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements but expanded segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and information about income taxes paid by jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-09 in its Annual Report on Form 10-K for the fiscal year ending December 31, 2026, and is currently evaluating the impact on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40),” which requires public business entities to disclose disaggregated information about specific income statement expense categories. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures.

Other recently issued ASUs not yet adopted by the Company are not expected to have a material impact on the Company’s consolidated financial statements when adopted.

For a more detailed description of our significant and critical accounting policies, please refer to Note 2 in the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2025, filed with the SEC on April 22, 2026.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2026, due to the material weakness in our internal controls, including inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to enhance our internal controls, addressing inadequate segregation of duties within account processes, limited personnel resources, and insufficient written policies and procedures for accounting, IT, financial reporting, and record-keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report from our independent registered public accounting firm, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are, from time to time, involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to (or defending) the legal proceedings described in Note 8 (Commitments and Contingencies — Pending Litigation) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which discussion is incorporated herein by reference.

Pursuant to Item 103 of Regulation S-K, the Company is required to disclose in this Item only those material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, and any such proceeding involving a governmental authority where the monetary sanctions, exclusive of interest and costs, are reasonably expected to exceed $1,000,000. Based on the Company’s assessment, the amounts at issue in the proceedings described in Note 8 do not exceed 10% of the Company’s consolidated current assets, and the Company has determined that the proceedings described therein, individually or in the aggregate, do not currently rise to the level of “material” for purposes of Item 103. Notwithstanding this determination, the Company has elected to provide the more comprehensive descriptions in Note 8 to assist readers in understanding the Company’s litigation posture.

As of March 31, 2026, the Company has not recorded a loss accrual with respect to any of the matters described in Note 8, as Management has determined that any loss is not both probable and reasonably estimable as of that date. Management is unaware of any other material actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the Company, its subsidiaries, or any of their respective assets, other than the matters described in Note 8 and other than ordinary routine litigation incidental to the business.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, that were not previously reported in a Current Report on Form 8-K. For information regarding the Company’s prior unregistered issuances, refer to Item 5 (Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) and Item 13 (Certain Relationships and Related Transactions) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on April 22, 2026.

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

FDCTECH, INC.

Date: March 15, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: March 15, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

