Form 10-Q/A
period 2025-03-31
FDCTECH, INC.
filed 2026-06-08
CIK 1722731

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on June 8, 2026, was 423,084,729.

2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of FDCTech, Inc. (the “Company”) for the three months ended March 31, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2025, and as previously amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 11, 2025 (“Amendment No. 1”), is being filed to restate the Company’s previously issued condensed consolidated financial statements for the three months ended March 31, 2025.

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 (as included in the Original Filing and Amendment No. 1) should no longer be relied upon because of errors in those financial statements. The Company is filing this Amendment No. 2 to restate the affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” This Amendment No. 2 amends and restates Items 1, 2, and 4 of Part I of the Original Filing, as previously amended. The restatement adjustments are described in detail in Note 2 to the unaudited condensed consolidated financial statements included in this Amendment. The principal restatement items relate to: (i) reclassification of a subscription receivable from current assets to a contra-equity account; (ii) recognition of 500,000 shares of common stock issued in October 2021 that were not previously recorded in the Company’s share register; (iii) separate presentation of restricted cash representing client funds segregated under regulatory requirements; (iv) correction of the noncontrolling interest walk in accordance with ASC 810-10; (v) correction of the allocation of accumulated other comprehensive income in accordance with ASC 220-10; (vi) corrections to the results of operations, principally within other income (expense), which increased net income for the three months ended March 31, 2025 by $209,574; (vii) the reclassification of Alchemytech Ltd. cost of sales from the Technology & software segment to the brokerage segment; and (viii) the remeasurement of the right-of-use asset and operating lease liabilities under ASC 842.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits hereto. Except as expressly set forth in this Amendment No. 2, this Amendment does not, and does not purport to, amend, update, or restate any other information or disclosures contained in the Original Filing or Amendment No. 1, or reflect any events occurring after the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

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

4

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited; Restated)	(Audited; Restated)
Assets
Current assets:
Cash and cash equivalents	$2,425,391	$13,850,168
Restricted cash — client funds (segregated)	17,453,282	11,526,789
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $22,382, respectively	41,320	25,000
Prepaid expenses – current	280,188	156,335
Related party receivable	3,128,548	1,682,450
Total Current assets	23,328,729	27,240,742
Fixed assets, net	120,938	185,195
Other non-current assets
Prepaid expenses – non-current	62,596	-
Capitalized software, net	1,217,543	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	2,323,509	2,073,193
Acquired intangible assets	1,342,016	1,317,108
Tax receivable	175,519	167,907
Fair value of trading positions for the firm, profit	524,625	607,157
Right of use (lease)	938,131	978,254
Total assets	$30,069,668	$33,768,927
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$464,539	$229,316
Line of credit	225,800	115,337
Accrued expenses, related party	527,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	2,389	5,661
Related party advances	1,211,945	7,992,840
Client funds payable	17,453,282	11,526,789
Fair value of trading positions for the firm, loss	60,632	-
Operating lease liability, current	186,157	181,580
Other current liabilities	893,681	5,328,110
Total Current liabilities	21,375,425	26,249,133
Deferred tax liabilities	348,532	333,418
SBA loan – non-current	112,057	114,184
Operating lease liability, non-current	482,056	530,348
Accrued interest – non-current	70,560	70,493
Total liabilities	22,388,630	27,297,576
Commitments and Contingencies (Note 8)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of March 31, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of March 31, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 500,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of March 31, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, including Common, Series A and Series B Preferred	17,606,508	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	120,626	(72,781)
Accumulated deficit	(2,103,290)	(2,396,102)
Total FDCTech, Inc. stockholders’ equity (deficit)	7,666,839	6,454,531
Noncontrolling interest	14,199	16,820
Total stockholders’ equity	$7,681,038	6,471,351
Total liabilities and stockholders’ equity (deficit)	$30,069,668	$33,768,927

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited; Restated)	(Unaudited; Restated)
Revenues
Technology & software	813,747	255,944
Wealth management	1,534,852	1,513,425
Investment and Brokerage	3,628,349	4,606,966
Total revenue	$5,976,948	$6,376,335
Cost of sales
Technology & software	-	-
Wealth management	1,349,827	1,362,169
Investment and Brokerage	1,767,562	2,672,065
Total cost of sales	3,117,389	4,034,234
Gross Profit	$2,859,559	2,342,101
Operating expenses:
General and administrative	2,136,678	2,226,324
Sales and marketing	276,204	46,925
Depreciation	38,832	40,288
Total operating expenses	2,451,714	2,313,537
Operating income (loss)	407,845	28,564
Other income (expense):
Other interest income (expense)	4,483	53,766
Other income (expense)	(98,206)	823,925
Total other income (expense)	(93,723)	877,691
Income (loss) before provision for income taxes	314,122	906,255
Provision for income taxes	-	-
Net income (loss)	$314,122	$906,255
Net income (loss) attributable to noncontrolling interest	21,310	4,705
Net income (loss) attributable to FDCTech’s shareholders	292,812	901,550
Net income (loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	422,729,173	389,084,729
Other comprehensive income (loss):
Change in foreign currency translation	$193,407	$(242,516)
Total other comprehensive income (loss)	193,407	(242,516)
Total comprehensive income (loss)	507,529	663,739
Comprehensive income (loss) attributable to noncontrolling interests	23,898	8,042
Comprehensive income (loss) attributable to FDCTech stockholders	$483,631	$655,697

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Subscription	Noncontrolling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable	Interest	Deficit	(Deficit)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$(8,200,000)	$38,939	$(2,643,647)	$4,849,777
Three months ended March 31, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	-	-	792,200
Common stock adjusted for services	-	-	500,000	50	54,700	-	-	-	-	54,750
Stock subscription reclassification	-	-	-	-	-	-	-	-	-	-
Change in APIC due to common control	-	-	-	-	623,626	-	-	-	-	623,626
FX gain (loss)	-	-	-	-	-	(242,516)	-	-	-	(242,516)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	4,705	-	4,705
Foreign currency translation — noncontrolling interest					-	-	-	(2,591)	-	(2,591)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	901,550	901,550
Balance, March 31, 2024	6,861,844	$686	389,084,729	$38,908	$16,860,039	$(17,288)	$(8,200,000)	$41,053	$(1,742,097)	$6,981,301

Three months ended March 31, 2025
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351
Three months ended March 31, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	-	14,100
Change in APIC due to common control	-	-	-	-	676,789	-	-	-	-	676,789
FX gain (loss)	-	-	-	-	-	193,407	-	-	-	193,407
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	21,310	-	21,310
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(23,931)		(23,931)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	292,812	292,812
Balance, March 31, 2025	6,871,844	$687	423,084,729	$42,308	$17,606,508	$120,626	$(8,000,000)	$14,199	$(2,103,290)	$7,681,038

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited; Restated)	(Unaudited; Restated)
Net income (loss)	$314,122	$906,255
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,832	40,288
Common stock issued for services	35,200	54,750
Series B Preferred issued for services	14,100	792,200
Accounts receivable allowance	22,382	22,382
Fixed assets, net	25,425	(322,363)
Accrued expenses, non-related party	-	418,763
Acquired intangible assets	(24,908)	(2,698)
Change in assets and liabilities:
Gross accounts receivable	(38,702)	97,618
Prepaid	(186,449)	9,783
Related party receivable	(1,446,098)	(339,883)
Accounts payable	235,223	(82,494)
Other current liabilities	(4,434,429)	(479,834)
Accrued interest	67	1,317
Client funds payable	5,926,493	7,220,426
Fair value of trading position, net	143,164	(72,799)
Operating lease	(43,715)	919,861
Deferred taxes	15,114	(430,178)
Related party guarantee	-	16,931
Tax receivable by subsidiaries	(7,612)	2,217
Accrued income	(250,316)	54,522
Right of use of assets (lease)	40,123	(1,047,421)
Accrued expenses, related party	7,500	(15,000)
Net cash provided (used) in operating activities	$385,516	$7,764,643
Investing Activities:
Capitalized software	(54,234)	227,744
Changes in paid-in capital	676,789	623,626
Net cash provided (used) in investing activities	$622,555	$851,370
Financing Activities:
Borrowing from (payments to) line of credit	110,463	(59,227)
Net proceeds from cares act - paycheck protection program.	(3,272)	(2,998)
Net proceeds from SBA loan	(2,127)	(2,126)
Related party advances	(6,780,895)	(677,693)
Series A Preferred cancelation	-	(200)
Change in noncontrolling interest	(21,310)	2,114
Noncontrolling income (loss)	(2,621)	(4,705)
Net cash provided (used) by financing activities	$(6,699,762)	$(744,835)
Effect of exchange rates	193,407	(242,516)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,498,284)	7,628,662
Cash, cash equivalents, and restricted cash at beginning of the period	25,376,957	31,316,461
Cash, cash equivalents, and restricted cash at end of the period	$19,878,673	$38,945,123
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

Margin Brokerage (Europe) – Alchemy Markets Ltd.

AML is an investment firm regulated by the Malta Financial Services Authority (MFSA). The MFSA authorizes AML to deal with its account (market maker) as a Category 3 licensed entity by the MFSA, receive and transmit orders for retail and professional clients, and hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized in countries to do business, including Austria, Belgium, Bulgaria, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, and Sweden.

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

On December 22, 2021, the Company entered into a Share Exchange Agreement (the “Agreement”) with AD Financial Services Pty Ltd, ACN 628 331 117 of Level 38/71 Eagle St, Brisbane, Queensland, Australia, 4000 (“ADFP” or “Target”). According to the Agreement, the Company acquired a controlling interest of fifty-one percent (51.00%) of ADFP’s issued and outstanding shares of capital stock in exchange for 45,000,000 (the “Consideration”) newly issued “restricted” common shares. The operating and licensed entity of ADFP is AD Advisory Services Pty Ltd. (“ADS”). ADFP owns one hundred percent (100.00%) equity interest in ADS. As a result, the Company owns 51.00% of ADS. The Company closed the acquisition on December 22, 2021, and combined the financial statements of ADS in its annual report, 10-K, filed with the SEC on March 28, 2022.

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

(3)	Technology & Software Development – Condor Trading Technology

The Company provides technology and software development for digital assets. In the retail foreign exchange trading space, where individuals speculate on the exchange rate between different currencies, our customers are forex brokerages, prime of prime brokers, and banks. The Company generates revenues by licensing its trading technology infrastructure, including but not limited to trading platforms (desktop, web, mobile), back office, and CRM and banking integration technology.

The Company has three sources of revenue.

●	Technology Solutions – The Company licenses its proprietary and sometimes resells third-party technologies to customers. Our proprietary technology includes, but is not limited to, Condor Risk Management Back Office (“Condor Risk Management”), Condor Pro Multi-Asset Trading Platform (previously known as Condor FX Pro Trading Terminal), Condor Pricing Engine, Digital Assets Web Trader Platform, and other digital assets-related solutions.

●	Customized Software Development – The Company develops software for Customers with unique requirements outlined in the Software Development Agreement (“Agreement”).

●	Consulting Services—The Company’s turnkey business solutions include Start-Your-Own brokerage (“SYOB”), Start-Your-Own Prime Brokerage (“SYOPB”), and FX/OTC liquidity solutions.

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

The Company acts as an adviser/strategic consultant and reseller of its proprietary technologies in the digital assets and blockchain space. The Company expects to generate additional revenue from its digital asset-related solutions. Such solutions include revenues from the development of a custom digital assets exchange platform for customers, the sale of the non-exclusive source code of the digital assets exchange platform to third parties, white-label fees of digital assets exchange platforms, and the sale of aggregated digital assets data price feed from various digital assets exchanges to OTC brokers. The Company initially plans to develop the technology architecture of the digital assets exchange platform for its customers. Our customers provide the initial capital required to produce such technologies, as the Company undertakes design-build software development projects for them. The Company develops these projects to meet the customer’s design criteria and performance requirements.

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

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of March 31, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the three months ended March 31, 2025, and 2024, were $813,747 and $255,944, respectively.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed $1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at $0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than $0.05 per share, with a maximum of 20,000,000 shares issued to FRH. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of $1,256,908, in return for the issuance of 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, which Mr. Hong also owned.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its wholly-owned subsidiaries. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the accounting policies adopted by the Company in its financial statements. The Company has measured and presented its consolidated financial statements in US Dollars, the currency of the primary economic environment in which it operates (also known as its functional currency).

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

Defined Terms

In these consolidated financial statements and the related notes, the terms “Restricted cash — client funds (segregated),” “client funds,” and “client money” are used interchangeably to refer to amounts held by the Company’s regulated brokerage subsidiaries on behalf of clients in segregated accounts pursuant to applicable regulatory requirements, presented on the consolidated balance sheets as a separately captioned restricted cash line item with an equal and offsetting client funds payable liability.

Restatement of Previously Issued Financial Statements

Following the engagement of LAO Professionals (“LAO”) as the Company’s independent registered public accounting firm on April 3, 2025, and in connection with LAO’s reaudit of the Company’s consolidated financial statements for the year ended December 31, 2024, management and the Board of Directors identified errors in the Company’s previously issued condensed consolidated financial statements. On June 3, 2026, the Board of Directors, after consultation with management and LAO, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 (as included in the Original Filing and Amendment No. 1) should no longer be relied upon. The Company is restating its affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” Concurrently with this Amendment, the Company has filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, restating its annual financial statements for the fiscal years ended December 31, 2024 and 2025, and the comparative periods. The restatement reflects the following adjustments: (a) Subscription Receivable Reclassification to Contra-Equity (ASC 505-10-45-2)—a subscription receivable totaling $8,200,000 originally recognized on November 30, 2023 has been reclassified from current assets to a contra-equity account; (b) Unrecorded Stock Issuance to Global Career Networks Inc. (ASC 250-10-45-23)—500,000 shares of common stock issued October 5, 2021 at $0.1095 per share were not recorded by the Company’s transfer agent and have been recognized retrospectively to the original transaction date; (c) Restricted Cash for Client Funds Segregated (ASC 230-10-50-8)—cash held by the Company’s regulated subsidiaries on behalf of clients has been reclassified from “Cash” to a separate line item, “Restricted cash — client funds (segregated),” with the corresponding liability re-titled “Client funds payable”; (d) Noncontrolling Interest Walk Correction (ASC 810-10)—noncontrolling interest balances have been corrected to reflect the 49% noncontrolling share of AD Advisory Services Pty Ltd net income and other comprehensive income, together with the effect of the change in ownership and cumulative translation adjustment reclassification arising from the AML buyout (accounted for as an equity transaction under ASC 810-10-45-23), ending at $14,199; (e) Accumulated Other Comprehensive Income Allocation Correction (ASC 220-10)—FDC’s accumulated other comprehensive income has been corrected, by a difference of $(19,511), to conform to the cumulative foreign currency translation adjustment recognized in the consolidated statement of comprehensive income; (f) Reclassification of Balances Held Within AML Cash Accounts (ASC 940)—$3,500,000 of client funds of Alchemy Prime Limited (“APL”) held within Alchemy Markets Ltd. (“AML”) designated liquidity provider account, and $3,574,201 (€3,453,334) of external third-party assets held by AML on behalf of a non-Group counterparty, aggregating $7,074,201, have been reclassified from “Cash” to “Restricted cash — client funds (segregated)” with corresponding recognition in “Client funds payable,” consistent with Adjustments B and C described in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2024; and (g) Segment Reclassification of ATECH Cost of Sales—cost of sales of Alchemytech Ltd. (“ATECH”), a Cyprus-based subsidiary providing information technology, sales, and marketing services to the Company’s affiliated brokerage operations, has been reclassified from the Technology & software segment to the investment and brokerage segment to reflect the segment to which those services support. Total cost of sales, gross profit, and net income (loss) are unaffected by this reclassification.

Restatement Adjustments by Category

The principal restatement adjustments are described above. The restatement increases noncontrolling interest, decreases additional paid-in capital, and increases the absolute value of accumulated deficit. Total stockholders’ equity is reduced as a result of the subscription receivable being reclassified from current assets to a contra-equity account. The restatement adjustments affect total revenue, total cost of sales (including the reclassification of AlchemyTech Ltd. (“ATECH”) cost of sales from Technology & software to investment and brokerage), gross profit, operating expenses, operating income (loss), other income (expense), income (loss) before provision for income taxes, and net income (loss) for the three months ended March 31, 2025, as detailed in the schedule of error corrections below. Weighted average shares outstanding have been restated to include the 500,000 unrecorded shares.

Reconciliation of Cash and Restricted Cash. As described in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2024, the previously reported balance of “Cash” included $7,074,201 of balances held within Alchemy Markets Ltd. (“AML”) cash accounts that did not constitute the Company’s own funds. Specifically, (i) $3,500,000 represented client funds of Alchemy Prime Limited (“APL”) held within AML’s designated liquidity provider account (Adjustment B), and (ii) $3,574,201 (€3,453,334) represented external third-party assets held by AML on behalf of a non-Group counterparty (Adjustment C). In accordance with ASC 940, “Financial Services—Brokers and Dealers”, client monies held on behalf of third parties must be presented as restricted or segregated funds with a corresponding client funds payable. The restatement reclassifies these balances from “Cash” to “Restricted cash — client funds (segregated)” with corresponding recognition in “Client funds payable.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of the Restatement

Background

On August 5, 2025, the Company’s management, in connection with the preparation of its subsequent periodic report, identified errors in its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2025 (originally filed on Form 10-Q/A), and identified related presentation and measurement errors in its previously issued financial statements as of and for the three months ended March 31, 2024. After evaluating the errors under SEC Staff Accounting Bulletin No. 99 (materiality) and No. 108, and ASC 250, Accounting Changes and Error Corrections, management and the Board of Directors concluded that the previously issued financial statements should no longer be relied upon and should be restated.

Description of the Errors — Three Months Ended March 31, 2025

(a) Subscription receivable reclassified to contra-equity (ASC 505-10-45-2). A subscription receivable of $8,200,000 previously presented as a current asset was reclassified to contra-equity (a reduction of stockholders’ equity), consistent with its substance as an unfunded equity subscription. Of this amount, $8,000,000 is reflected as contra-equity in the restated balances on this schedule; the remaining $200,000 represents common stock issued for which no cash was received, and that difference is addressed in the Company’s restatement of its financial statements as of December 31, 2024.

(b) Unrecorded stock issuance to Global Career Networks Inc. (ASC 250-10-45-23). The correction reflects 500,000 shares of common stock issued on October 5, 2021, that the Company’s transfer agent did not record, recognized retrospectively to the original transaction date, and increasing the par value (common stock) by $50. Weighted average shares outstanding have been restated to include these shares.

(c) Restricted cash for client funds segregated (ASC 230-10-50-8). Cash held on behalf of clients in segregated accounts was previously included within Cash and cash equivalents. The Company reclassified $17,453,282 to Restricted cash (client funds, segregated), with a corresponding client funds payable liability, to present these balances on a gross basis.

(d) Noncontrolling interest walk correction (ASC 810-10). Noncontrolling interest balances were corrected to reflect the 49% noncontrolling share of AD Advisory Services Pty Ltd. (“ADS”) net income and other comprehensive income, together with the effect of the change in ownership and cumulative translation adjustment reclassification arising from the AML buyout. For the three months ended March 31, 2025, the noncontrolling interest’s share of ADS net income was $21,310, and the foreign currency translation attributable to noncontrolling interest was $(23,931), comprising $34,808 of other comprehensive income offset by the $(58,739) effect of the change in ownership and cumulative translation adjustment reclassification. Noncontrolling interest at March 31, 2025, was $14,199.

(e) Accumulated other comprehensive income allocation correction (ASC 220-10). FDC’s accumulated other comprehensive income (“AOCI”) was corrected by a total difference of $(19,511) (from $140,137 As Previously Reported to $120,626 As Restated), conforming AOCI to the cumulative foreign currency translation adjustment recognized in the consolidated statement of comprehensive income. The AOCI balance walks from $(72,781) at December 31, 2024 through the period’s $193,407 foreign currency translation movement to $120,626 As Restated. The correction is confined to other comprehensive income and does not affect accumulated deficit or additional paid-in capital.

(f) Reclassification of balances held within AML cash accounts and related party advances (ASC 940; carryover from December 31, 2024, Adjustment D). In connection with the restatement of the Company’s financial statements as of and for the fiscal year ended December 31, 2024, the classification of certain cash credits, net of $7,713,827, for various related parties was corrected from cash on hand to related party advances. Cash on hand increased by $7,713,827, with an offsetting increase to the related party advances liability. In the statement of cash flows for the three months ended March 31, 2025, this carryover correction is reflected within Related party advances in financing activities, which changed from $932,932 as previously reported to $(6,780,895) as restated; it did not affect the statement of operations.

(g) Correction of results of operations and segment reclassification (subsidiaries APL and ATECH). The ‘As Previously Reported’ column reflects the amounts in the Company’s Form 10-Q/A for the three months ended March 31, 2025; the ‘As Restated’ column reflects management’s further-corrected balances. Total revenue ($5,976,948) and total cost of sales ($3,117,389) were unchanged in amount, though cost of sales was reallocated between Technology & software (from $184,284 to $0) and Investment and Brokerage (from $1,583,278 to $1,767,562) to reflect the ATECH services supporting the investment and brokerage operations. Within operating expenses, general and administrative expenses were reduced by $3,592 (from $2,140,270 to $2,136,678), reducing total operating expenses to $2,451,714 and increasing operating income to $407,845. The principal correction was within other income (expense), corrected from $(304,188) to $(98,206), a favorable change of $205,982. The net effect was to increase income before income taxes by $209,574 (from $104,548 to $314,122).

(h) Right-of-use asset under ASC 842. The right-of-use (ROU) asset was not recalculated in the originally filed Form 10-Q/A. Upon remeasurement of the Company’s lease portfolio under ASC 842, the ROU asset increased by $269,916, with corresponding adjustments to current and non-current operating lease liabilities.

Description of the Errors — Three Months Ended March 31, 2024

No Form 10-Q/A was filed for the three months ended March 31, 2024. The ‘As Restated’ column reflects management’s corrected balances. The corrections are consistent in nature with those described above: (1) reclassification of segregated client funds of $37,440,696 from Cash to Restricted cash, with a corresponding client funds payable; (2) reclassification of the $8,200,000 subscription receivable from current asset to contra-equity; (3) recognition of a right-of-use asset of $1,087,104 and corresponding operating lease liabilities under ASC 842, which had not been recorded in the originally filed Form 10-Q; (4) recognition of 500,000 previously unrecorded shares of common stock ($50 par value); and (5) a reduction of general and administrative expense of $72,810, which decreased net loss and accumulated deficit by the same amount (net loss before the reclassifications was correspondingly reduced).

Effect of the Restatement

The effect of the restatement on each affected financial statement line item is presented in the schedules above, which reconcile amounts As Previously Reported (A) to amounts As Restated (B), with the difference (B)−(A) shown in the final column. The reclassifications of client funds and subscription receivable did not affect net income (loss); the APL period correction (Q1 2025) and the general and administrative correction (Q1 2024) affected results of operations as described.

Internal Control Considerations

In connection with the restatement, management reassessed the effectiveness of its internal control over financial reporting and disclosure controls and procedures and identified a material weakness relating to the period-cutoff and consolidation of subsidiary results and the application of ASC 842 to the lease portfolio. The Company is implementing remediation measures, including enhanced review controls over subsidiary reporting periods and lease accounting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables present the effect of the restatement on the Company’s previously issued condensed consolidated financial statements:

	As Previously Reported (A)	As Restated (B)	Difference (B) - (A)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2025
Assets:
Cash and cash equivalents	$26,996,932	$2,425,391	(24,571,541)
Restricted cash (client funds, segregated)	-	17,453,282	17,453,282
Subscription receivable (asset)	8,200,000	-	(8,200,000)
Right of use (lease)	668,215	938,131	269,916
Liabilities:
Customer funds / Client funds payable	24,527,483	17,453,282	(7,074,201)
Operating lease liability, current	363,370	186,157	(177,213)
Operating lease liability, non-current	304,845	482,056	177,211
Stockholders’ Equity:
Common stock, par value	42,258	42,308	50
Additional paid-in capital	17,938,279	14,262,445	(3,675,834)
Subscription receivable (contra-equity)	-	(8,000,000)	(8,000,000)
Additional paid-in capital, Series B Preferred stock	-	3,344,063	3,344,063
Accumulated other comprehensive income (loss)	140,137	120,626	(19,511)
Accumulated deficit	(2,480,382)	(2,103,290)	377,092
Noncontrolling interest	14,199	14,199	-

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2025
Technology & software	813,747	813,747	-
Wealth management	1,534,852	1,534,852	-
Investment and Brokerage	3,628,349	3,628,349	-
Total revenue	5,976,948	5,976,948	-
Technology & software	184,284	-	(184,284)
Wealth management	1,349,827	1,349,827	-
Investment and Brokerage	1,583,278	1,767,562	184,284
Total cost of sales	3,117,389	3,117,389	-
Gross Profit	2,859,559	2,859,559	-
General and administrative	2,140,270	2,136,678	(3,592)
Sales and marketing	276,204	276,204	-
Depreciation	38,832	38,832	-
Total operating expenses	2,455,306	2,451,714	(3,592)
Operating income (loss)	404,253	407,845	3,592
Other income (expense):
Other interest expense	4,483	4,483	-
Other income (expense)	(304,188)	(98,206)	205,982
Total other income (expense)	(299,705)	(93,723)	205,982
Income (loss) before provision for income taxes	104,548	314,122	209,574

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended March 31, 2025
Change in APIC due to common control	882,771	676,789	(205,982)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2025
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$38,832	38,832	-
Fixed assets, net	$25,425	25,425	-
Net cash provided by (used in) operating activities	179,534	385,516	205,982
Investing Activities:
Capitalized software	(54,234)	(54,234)	-
Changes in paid-in capital	882,771	676,789	(205,982)
Net cash used in investing activities	$828,537	622,555	(205,982)
Financing Activities:
Borrowing from (payments to) line of credit	110,463	110,463	-
Net proceeds from cares act - paycheck protection program.	(3,272)	(3,272)	-
Net proceeds from SBA loan	(2,127)	(2,127)	-
Related party advances	932,932	(6,780,895)	(7,713,827)
Series A Preferred cancelation	-	-	-
Change in noncontrolling interest	(23,931)	(21,310)	2,621
Net cash provided by (used in) financing activities	1,014,065	(6,699,762)	(7,713,827)
Effect of exchange rates	193,407	193,407	-

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	As Previously Reported (A)	As Restated (B)	Difference (B) - (A)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2024
Assets:
Cash and cash equivalents	$38,945,123	$1,504,427	(37,440,696)
Restricted cash (client funds, segregated)	-	37,440,696	37,440,696
Subscription receivable (asset)	8,200,000	-	(8,200,000)
Right of use (lease)	-	1,087,104	1,087,104
Liabilities:
Customer funds / Client funds payable	37,440,696	37,440,696	-
Operating lease liability, current	-	291,330	291,330
Operating lease liability, non-current	-	668,214	668,214
Stockholders’ Equity:
Common stock, par value	38,858	38,908	50
Additional paid-in capital	13,475,375	13,530,075	54,700
Subscription receivable (contra-equity)	-	(8,200,000)	(8,200,000)
Additional paid-in capital, Series B Preferred stock	3,329,964	3,329,964	-
Accumulated other comprehensive income (loss)	(17,288)	(17,288)	-
Accumulated deficit	(1,814,907)	(1,742,097)	72,810
Noncontrolling interest	41,053	41,053	-

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2024
General and administrative	$2,299,134	2,226,324	(72,810)
Total operating expenses	2,386,347	2,313,537	(72,810)
Operating income (loss)	(44,246)	28,564	72,810
Income (loss) before provision for income taxes	833,445	906,255	72,810
Net income (loss)	833,445	906,255	72,810

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits. As of March 31, 2025, and December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the United Kingdom, Cyprus, and Australia.

Restricted Cash — Client Funds Segregated

The Company’s regulated brokerage subsidiaries — Alchemy Markets Limited (Malta, MFSA-licensed), Alchemy Prime Limited (UK, FCA-licensed), and AD Advisory Services Pty Ltd (Australia, ASIC-licensed) — hold cash on behalf of clients in segregated bank accounts in accordance with the client-money rules of their respective regulators. These segregated client funds are not available for general corporate use and are matched by a corresponding liability presented as “Client funds payable” on the consolidated balance sheet. In accordance with Accounting Standards Codification (“ASC”) 230-10-50-8, ASC 940 (“Financial Services—Brokers and Dealers”) and SEC Staff Accounting Bulletin Topic 11.M, these balances are classified as restricted cash and presented as a separate line item on the consolidated balance sheet under the caption “Restricted cash — client funds (segregated).” The Company adopted this presentation in connection with the restatement described in this Note and applied the change retrospectively to all periods presented.

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Cash and cash equivalents	$2,425,391	$13,850,168
Restricted cash — client funds (segregated)	17,453,282	11,526,789
Total cash, cash equivalents, and restricted cash	$19,878,673	$25,376,957

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common-Control Transactions and Statement of Cash Flows Classification

The Company accounts for business combinations between entities under common control in accordance with ASC 805-50, recognizing the assets and liabilities of the acquired entity at their carrying amounts as of the transaction date, with any difference between the consideration transferred and the carrying value of net assets received recognized as an adjustment to additional paid-in capital. For purposes of the consolidated statements of cash flows, cash consideration paid in common-control acquisitions of businesses is classified as an investing activity, consistent with ASC 230-10-45-13(c), which characterizes payments to acquire equity instruments of, or interests in, other entities as investing activities. The Company applies this classification consistently to all common-control business acquisitions across the periods presented.

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

At March 31, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. The bad debt expense for the three months ended March 31, 2025, and 2024, was $0 and $0, respectively.

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

Investment and Brokerage Business

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

The Company operates its investment and brokerage business in two segments: retail and institutional (“clients” or “customers”). Through its retail and institutional segment, the Company provides its customers (individuals) around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference (“CFDs”) on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products, as well as OTC options. The FCA defines a retail customer as a client who is not a professional or an eligible counterparty. A professional client is an entity that must be authorized or regulated to operate in the financial markets. According to the MFSA, a retail client is a client who is not a professional client or an eligible counterparty. A professional client possesses the knowledge, experience, and expertise to assess risks and make informed investment decisions.

We recognize Investment and Brokerage revenue through the principal model following the guidance outlined in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market-making and trading execution services for its clients, known as Investment and Brokerage Revenues. The Investment and Brokerage revenue is the Company’s largest source of revenue. Investment and Brokerage revenue comprises revenue from the retail OTC business and the advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs, and spread betting (in markets that do not prohibit such transactions), as well as other financial products.

We realize gains or losses when we liquidate customer transactions. We revalue unrealized gains or losses on trading positions at prevailing market rates at the date of the balance sheet. We include them in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. We record changes in net unrealized gains or losses in Investment and Brokerage revenue on the Consolidated Statements of Operations and Comprehensive (Loss)/Income. We record Investment and Brokerage revenue on a trade date basis.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On March 31, 2025, and December 31, 2024, the Company had $19,878,673 and $25,376,957 cash and cash equivalents held at the financial institution.

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

As of March 31, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. The fiscal year’s bad debt expense ended March 31, 2025, and December 31, 2024, was $0 and $0, respectively.

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

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to March 31, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019 and December 5, 2019, prior to the Company’s acquisition of AML and under different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to March 31, 2025, a hearing was held on October 24, 2025 for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026 for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

On April 2, 2024, AML filed a constitutional challenge before the First Hall Civil Court (Constitutional Jurisdiction) in Malta relating to the same September 23, 2023 FIAU decision described above. The application challenges (i) the composition of the FIAU and its enabling law; (ii) the FIAU’s decision-making processes as allegedly breaching the Company’s fundamental right to a fair hearing; and (iii) the imposition of an administrative penalty of a penal nature without adjudication by an independent court, in alleged breach of the Constitution of Malta. The Company seeks to have the FIAU decision set aside in its entirety. A first procedural hearing took place on May 7, 2024, and the Company has presented its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in prior judgments involving other subject persons, characterized FIAU administrative penalties as more akin to penal sanctions and quashed FIAU decisions on that basis, although certain of those judgments have been overturned on appeal. The Company considers that the principles underpinning such prior judgments are applicable to its case.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to March 31, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025 on the Company’s motion, following which the court instructed the Company to conduct an investigation as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of March 31, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

Other than the matters described above, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the business.

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2025, and 2024, the Company had weighted 422,729,173 and 389,084,729 basic and dilutive shares issued and outstanding.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At March 31, 2025, and December 31, 2024, the accumulated deficit was $2,103,290 and $2,396,102, respectively. At March 31, 2025, and December 31, 2024, the working capital surplus was $1,953,304 and $991,609, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the three months ended March 31, 2025, and 2024, the Company incurred net profits of $314,122 and $906,255, respectively.

As of March 31, 2025, the Company had a total cash, cash equivalents, and restricted cash of $19,878,673, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The following tables summarize the Company’s related party receivable and related party advance balances as of March 31, 2025 (Unaudited; Restated) and December 31, 2024 (Audited; Restated). Related parties comprise entities under common control and affiliated subsidiaries — AML, APL, ADS, and ATECH — together with officers of the Company.

	March 31, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Related party receivable
FDCTech, Inc. — Related party receivable	$2,166,300	1,682,450
Alchemy Markets Limited (AML) — due from affiliate	$741,842	-
ATECH — due from affiliate	220,406	-
Total related party receivable	3,128,548	1,682,450
Related party advances
Alchemy Markets Limited (AML) — due to an affiliate	934,800	140,682
Alchemy Prime Limited (APL) — advances	-	7,713,827
ATECH — advances	240,576	101,795
ADS — advances	3,569	3,536
FDCTech, Inc. — advances.	33,000	33,000
Total related party advances	1,211,945	7,992,840

Related party receivable represents amounts due from entities under common control and affiliated subsidiaries arising in the ordinary course of business. As of March 31, 2025, the balance comprises FDCTech Related party receivables ($2,166,300), AML ($741,842), and ATECH ($220,406), totaling $3,128,548. The increase over December 31, 2024 ($1,682,450, all FDCTech) reflects intercompany funding extended to AML and ATECH during the period.

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

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

In September 2022, the Company issued 30,000,000 common shares for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As the director’s compensation, the Company issued 5,000,000 shares valued at $60,000. Mr. Kundnani is the director and owner of APL.

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

As of March 31, 2025, the Company complies with the credit line’s terms and conditions. As of March 31, 2025, and December 31, 2024, the outstanding balances were $225,800 and $115,337, respectively.

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

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to March 31, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019, and December 5, 2019, before the Company acquired AML and under the different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to March 31, 2025, a hearing was held on October 24, 2025, for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026, for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

On April 2, 2024, AML filed a constitutional challenge before the First Hall Civil Court (Constitutional Jurisdiction) in Malta relating to the same September 23, 2023, FIAU decision described above. The application challenges (i) the composition of the FIAU and its enabling law; (ii) the FIAU’s decision-making processes as allegedly breaching the Company’s fundamental right to a fair hearing; and (iii) the imposition of an administrative penalty of a penal nature without adjudication by an independent court, in alleged breach of the Constitution of Malta. The Company seeks to have the FIAU decision set aside in its entirety. A first procedural hearing took place on May 7, 2024, and the Company has presented its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in prior judgments involving other subject persons, characterized FIAU administrative penalties as more akin to penal sanctions and quashed FIAU decisions on that basis, although certain of those judgments have been overturned on appeal. The Company considers that the principles underpinning such prior judgments are applicable to its case.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to March 31, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm, including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025, on the Company’s motion, following which the court instructed the Company to investigate as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of March 31, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

Other than the matters described above, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the business.

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

As of March 31, 2025, and December 31, 2024, the Company had 423,084,729 and 391,084,729 common shares issued and outstanding, respectively.

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

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding as of March 31, 2025.

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

NOTE 11. COMPREHENSIVE INCOME

Basis of comprehensive income (loss)

The Company’s other comprehensive income (loss) (“OCI”) consists of foreign currency translation adjustments arising from those subsidiaries that do not use the U.S. dollar as their functional currency — AD Advisory Services Pty Ltd. (ADS, Australian dollar), Alchemy Markets Ltd. (AML, euro), Alchemy Prime Limited (APL, pound sterling), and Alchemytech Ltd. (ATECH, euro). These adjustments are recorded, net of tax, in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity and noncontrolling interests, and are reclassified to the statement of operations only upon the disposal or liquidation of the related subsidiary. Because the undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested, no deferred tax effect has been recorded on the OCI components presented (ASC 740-30-25-17). No amounts were reclassified out of AOCI to net income during the three months ended March 31, 2025, or March 31, 2024.

The following table shows the changes in AOCI by component for the three months ending March 31, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	6,810
Other comprehensive income/(loss), AML	(230,864)
Other comprehensive income/(loss), APL	(18,462)
Total other comprehensive income/(loss)	(242,516)
Balance as of March 31, 2024	$(17,288)
Balance as of December 31, 2024	$(72,781)
Other comprehensive income/(loss), ADS	5,281
Other comprehensive income/(loss), AML	222,617
Other comprehensive income/(loss), APL	(34,862)
Other comprehensive income/(loss), ATECH	371
Total other comprehensive income/(loss)	193,407
Balance as of March 31, 2025	$120,626

Changes in AOCI by component. AOCI, all of which relates to cumulative foreign currency translation, was a balance of $225,228 at December 31, 2023. During the three months ended March 31, 2024 (restated), the Company recognized total other comprehensive loss of $(242,516), comprising translation adjustments attributable to ADS of $6,810, AML of $(230,864), and APL of $(18,462), reducing the AOCI balance to $(17,288) at March 31, 2024. The AOCI balance was $(72,781) at December 31, 2024. During the three months ended March 31, 2025 (restated), the Company recognized total other comprehensive income of $193,407, comprising translation adjustments attributable to ADS of $5,281, AML of $222,617, APL of $(34,862), and ATECH of $371, increasing the AOCI balance to $120,626 at March 31, 2025.

NOTE 12. NONCONTROLLING INTERESTS

Noncontrolling interest (“NCI”) represents the 49% minority interest in AD Advisory Services Pty Ltd. (“ADS”); ADS is the only subsidiary in which the Company holds less than a 100% interest. NCI is allocated its proportionate share of ADS net income (loss) and of ADS other comprehensive income (loss). Amounts attributable to NCI are presented on the same negative (income) convention as the consolidated statement of operations. Changes in the Company’s ownership interest that do not result in a loss of control are accounted for as equity transactions, with the carrying amount of NCI adjusted to reflect the change in ownership and any related cumulative translation adjustment reclassified accordingly; the effect of the AML buyout during the three months ended March 31, 2025, is presented on this basis.

Net income (loss) of ADS is attributed between the controlling interest (51%, recorded by FDCTech, Inc.) and the noncontrolling interest (49%) based on relative ownership percentages, with the noncontrolling interest’s share presented on the consolidated statement of operations as “Net income (loss) attributable to noncontrolling interest.” Foreign currency translation adjustments (a component of other comprehensive income) arising from translation of ADS’s Australian dollar functional currency financial statements to U.S. dollars are likewise allocated between the controlling and noncontrolling interests in accordance with ASC 220-10-45-5; only the controlling interest’s portion is included in accumulated other comprehensive income attributable to FDCTech, Inc. stockholders. As described in the Restatement of Previously Issued Financial Statements subsection above, the Company has corrected the prior allocation method, which had reflected total consolidated other comprehensive income in the FDC stockholders’ column without separately allocating the noncontrolling share.

The following table presents the activity in the noncontrolling interest balance for the three months ended March 31, 2025, including the comparative roll-forward to December 31, 2024:

	Three Months Ended March 31, 2025 (Unaudited; Restated)	Year Ended December 31, 2024 (Audited; Restated)
Balance, beginning of period	$16,820	$38,939
Less: Net income (loss) attributable to NCI	21,310	(10,958)
Foreign currency translation — NCI	(23,931)	(11,161)
Balance, end of period	$14,199	$16,820

Changes in noncontrolling interest. NCI was $38,939 at the beginning of fiscal 2024. During the fiscal year ended December 31, 2024 (restated), the Company attributed net loss (income) of $(10,958) to NCI, together with foreign currency translation attributable to NCI of $(11,161), reducing NCI to $16,820 at December 31, 2024. During the three months ended March 31, 2025 (restated), the Company attributed net loss (income) of $21,310 to NCI and recognized foreign currency translation attributable to NCI of $(23,931) — which reflects $34,808 of other comprehensive income offset by the $(58,739) effect of the change in ownership and cumulative translation adjustment reclassification in connection with the AML buyout — resulting in an NCI balance of $14,199 at March 31, 2025.

NOTE 13. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after March 31, 2025, through the date these condensed consolidated financial statements were available to be issued, in accordance with ASC 855, Subsequent Events. The following events are disclosed.

Change in Independent Registered Public Accounting Firm

On April 3, 2025, the Board of Directors of FDCTech, Inc. (the “Company”) approved the dismissal of Olayinka Oyebola & Co. (“Olayinka”) as the Company’s independent registered public accounting firm following changes in Olayinka’s status with OTC Markets Group as a Prohibited Service Provider. On the same date, the Board approved the engagement of LAO Professionals (“LAO”) (PCAOB Firm ID No. 7057) as the Company’s independent registered public accounting firm, effective April 3, 2025.

Formation of New Subsidiary

On May 27, 2025, the Company formed a new wholly owned subsidiary, Prime Intermarket Group Eurasia (“PIG Eurasia”), incorporated in the Republic of Mauritius. PIG Eurasia is structured as a private company limited by shares and is regulated by the Financial Services Commission of Mauritius under the Companies Act. The subsidiary will operate under a SEC-2.1B Investment Dealer License (Full-Service Dealer, excluding Underwriting).

Acquisition of Alchemy International Limited (Seychelles)

On October 29, 2025, the Company completed the acquisition of 99.9% of the issued and outstanding shares of Alchemy International Limited (“AIL”), a Seychelles-incorporated company licensed by the Seychelles Financial Services Authority (FSA), from Sync Capital Limited (an entity controlled by Mr. Gope S. Kundnani, a related party), for total consideration of $2,000,000, evidenced by a business acquisition seller’s note. As Sync Capital Limited and the Company are entities under common control of Mr. Kundnani, the acquisition has been accounted for as a transaction between entities under common control in accordance with ASC 805-50. AIL has been combined with the Company at carrying value, resulting in a credit to additional paid-in capital of $8,933,118 and recognition of the $2,000,000 business acquisition seller’s note as a current liability. As described below, the maturity of the seller’s note was subsequently extended to September 30, 2026.

Amendment to Series B Convertible Preferred Stock Conversion Terms

In January 2026, the Company filed a Certificate of Amendment to the Certificate of Designation of its Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware. The amendment did not change the number of authorized or issued shares, nor any other rights, preferences, or privileges, except with respect to conversion rights. As amended, each share of Series B Convertible Preferred Stock remains convertible, at the option of the holder, into 100 shares of Common Stock (the “Base Conversion Rate”); however, if the Company completes a qualifying public offering of $10,000,000 or more that includes an uplisting of its Common Stock to The Nasdaq Stock Market or the New York Stock Exchange, the conversion rate applicable to shares converted in connection with such offering will be determined by the Board of Directors within a range of 10 to 100 shares of Common Stock for each share of Series B Convertible Preferred Stock (the Company anticipates a ratio of 10:1 would apply).

Planned Uplisting to a National Securities Exchange

In connection with its previously announced plan to uplist its Common Stock to a national securities exchange, the Company engaged Lucosky Brookman LLP as legal counsel and E.F. Hutton & Co. LLC as financial advisor to assist with capital markets strategy, financing opportunities, and the uplisting process. The Company intends to file a registration statement on Form S-1 with the Securities and Exchange Commission. As of the date these financial statements were available to be issued, the registration statement had not yet been filed.

U.S.–Israel–Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, and Iran subsequently responded with missile and drone attacks against targets in the region and sought to restrict commercial shipping through the Strait of Hormuz. The Company maintains a sales office in Tel Aviv, Israel; as of the date these financial statements were available to be issued, that office had not experienced any material disruption to its operations as a direct result of the conflict. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. This event is classified as a Type II non-recognized subsequent event under ASC 855-10, as it does not relate to conditions that existed at March 31, 2025, and does not result in any adjustment to the amounts recognized in these condensed consolidated financial statements.

Series B Convertible Preferred Stock Ratification

On March 24, 2026, the Company filed a ratification of Certificate of Designation with the Secretary of State of the State of Delaware, designating 3,000,000 shares of its authorized preferred stock, par value $0.0001 per share, as “Series B Convertible Preferred Stock.” Each share carries one vote, voting together with the Common Stock as a single class, and is convertible at the option of the holder into 100 shares of Common Stock, subject to adjustment and to a Board-determined conversion ratio (ranging from 100:1 to 10:1) in the event the Company completes a qualifying public offering of $10,000,000 or more with an uplisting to Nasdaq or the NYSE. As of the date of issuance of these financial statements, 2,371,844 shares of Series B Preferred Stock were issued and outstanding.

AIL Seller’s Note

The maturity of the $2,000,000 seller’s note obligation for the acquisition of AIL was extended to September 30, 2026.

Alchemy Markets (Cayman) Ltd.

On May 19, 2026, the Cayman Islands Monetary Authority granted conditional approval for the transfer to the Company of 100% of Alchemy Markets (Cayman) Ltd., a non-operating CIMA-licensed company, which had not yet been completed as of the date these financial statements were available to be issued. This is a Type II non-recognized subsequent event under ASC 855-10.

Alchemy Markets Ltd. (AML, Malta)

On June 1, 2026, the Malta Financial Services Authority confirmed its no-objection to changing the name of the Company’s wholly owned Maltese subsidiary, Alchemy Markets Ltd., to “Crestmark Trading Ltd,” effective upon issuance of the altered certificate by the Malta Business Registry. This is a Type II non-recognized subsequent event under ASC 855-10 and is not expected to have a material effect on the Company’s consolidated financial statements.

Restatement and Non-Reliance on Previously Issued Financial Statements

On June 3, 2026, the Board of Directors of the Company, after consultation with management and LAO, concluded — having determined the nature and magnitude of the errors — that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 (as included in the Quarterly Report on Form 10-Q filed May 13, 2025 and Amendment No. 1 thereto), as of and for the three and six months ended June 30, 2025, as of and for the three and nine months ended September 30, 2025, and as of and for the three months ended March 31, 2026, as well as the audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 and the audited consolidated financial statements as of and for the fiscal year ended December 31, 2025 (as included in the Annual Report on Form 10-K filed April 17, 2026 and Amendment No. 1 thereto), should no longer be relied upon. The Company filed a Current Report on Form 8-K under Item 4.02 on June 8, 2026, providing notification of non-reliance and notifying the previously dismissed independent registered public accounting firm of such non-reliance pursuant to Item 4.02(c). The Company is concurrently filing Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Amendments to its quarterly reports for the periods listed above, to restate the affected financial statements in accordance with ASC 250-10.

The Company has evaluated all other events occurring after March 31, 2025, through the date these condensed consolidated financial statements were available to be issued and has concluded that no other material subsequent events have occurred that would require disclosure or adjustment to these condensed consolidated financial statements.

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

Currently, we have three primary business segments: (1) Investment and Brokerage, (2) Wealth Management, and (3) Technology and Software Development.

Investment and Brokerage (Europe and UK)

AML is authorized to deal with its account (market maker) as a Category 3 licensed entity by the Malta Financial Services Authority (MFSA), receive and transmit orders for retail and professional clients, hold and control clients’ money and assets. AML trading platform services in the English, French, German, Italian, and Arabic-speaking markets, whereby customers can trade in currency, commodity, equity, and digital assets-linked derivatives in real time. AML is authorized in countries to do business, including Austria, Belgium, Bulgaria, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, Malta, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, and Sweden. In May 2024, Mitchell M. Eaglstein, CEO, was appointed as the CEO and COO of Alchemy Markets Ltd. (AML) to oversee operations in Malta.

APL is an investment firm regulated by the Financial Conduct Authority (FCA). It provides investment advice, acts as an agent and principal, and safeguards and administers assets in forex, equity, commodities, spread bets, and other financial assets. It is authorized to do business in several countries, including England, Scotland, Wales, and Northern Ireland.

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(Unaudited; Restated)	(Unaudited; Restated)
Revenue	$3,628,349	4,606,966
Cost of sales	$1,767,562	2,672,065
Gross Profit (loss)	$1,860,787	1,934,901
Gross Margins	51.28%	42.00%

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

Wealth Management Revenue & Gross Margins:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(Unaudited; Restated)	(Unaudited; Restated)
Revenue	$1,534,852	1,513,425
Cost of sales	$1,349,827	1,362,169
Gross profit (loss)	$185,025	151,256
Gross margins	12.05%	9.99%

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

Technology & Software Development Revenue & Gross Margins:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(Unaudited; Restated)	(Unaudited; Restated)
Revenue	$813,747	255,944
Cost of sales	$-	-
Gross profit (loss)	$813,747	255,944
Gross Margins	100.00%	100.00%

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

As of March 31, 2025, the Company had a total cash, cash equivalents, and restricted cash of $19,878,673 and an accumulated deficit of $2,103,290.

At December 31, 2024, the Company had a total cash, cash equivalents, and restricted cash of $25,376,957 and an accumulated deficit of $2,396,102.

Financial Condition as of March 31, 2025

On March 31, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,103,290, $19,878,673, and $1,953,304, respectively.

Financial Condition at December 31, 2024

As of December 31, 2024, the accumulated deficit, cash balance, and working capital surplus were $2,396,102, $25,376,957, and $991,609, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025, compared with Three Months Ended March 31, 2024

The consolidated revenues for the three months ended March 31, 2025, and 2024 were $5,976,948 and $6,376,335, respectively. During the three months ended March 31, 2025, and 2024, the Company reported net income of $314,122 and $906,255, respectively.

The total revenue breakdown for the three months ended March 31, 2025, and 2024 is below:

Three Months Ended	March 31, 2025 (Unaudited; Restated)	March 31, 2024 (Unaudited; Restated)
Revenue Description	% of Total	% of Total
Technology Solutions	13.61%	4.01%
Wealth Management	25.68%	23.74%
Investment and Brokerage	60.71%	72.25%
Total	100.00%	100.00%

During the three months ended March 31, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $2,136,678 and $2,226,324, respectively (excluding amortization expenses). The increase in G&A for the three months ended March 31, 2025, is due to the inclusion of general and administrative costs of all subsidiaries. The G&A costs were 35.75% and 34.92% of the revenue for the three months ended March 31, 2025, and 2024, respectively.

The rental expense was $61,150 and $49,162 for the three months ended March 31, 2025, and 2024, respectively.

The Company incurred $276,204 and $46,925 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended March 31, 2025, and 2024. The sales and marketing costs mainly included travel costs for trade shows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 4.62% and 0.74% of the sales for the three months ended March 31, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, and December 31, 2024, we had cash balances of $19,878,673 and $25,376,957, respectively. At March 31, 2025, and December 31, 2024, the working capital surplus was $1,953,304 and $991,609, respectively. The increase in working capital surplus reflects continued operational cash generation, the reclassification of related-party advances to long-term, and the segregation of client funds reported as both restricted cash and a corresponding client funds payable liability.

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

Over the next 12 months, the Company will continue investing in sales, marketing, product development, and technology solutions to enhance customer service and expand its market presence. Capital expenditures are anticipated to rise to $1,000,000. This allocation will encompass working capital, software development, sales and marketing initiatives, as well as infrastructure enhancements, including the procurement of computers and servers.

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

GOING CONCERN CONSIDERATION

We generated revenues of $5,976,948 and $6,376,335 for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the accumulated deficit was $2,103,290 and $2,396,102. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, and as further described below in connection with the restatement of our previously issued financial statements, our Certifying Officers concluded that, as of the end of the period covered by this Amendment, our disclosure controls and procedures were not effective. In light of the material weaknesses described below, our management performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this Amendment have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management has concluded that, notwithstanding the material weaknesses identified, the unaudited condensed consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. Material Weaknesses in Internal Control over Financial Reporting. In connection with the preparation of this Amendment, the Company identified the following material weaknesses in its internal control over financial reporting: (i) Subscription Receivable Classification—The Company did not have effective controls to ensure that subscription receivables for capital stock subscribed but not yet collected were presented as a deduction from stockholders’ equity (contra-equity), rather than as a current asset, in accordance with ASC 505-10-45-2; (ii) Stock Issuance Tracking—The Company did not have effective controls to ensure that all common share issuances physically delivered to recipients were timely recorded in the Company’s share register and reflected in its consolidated financial statements (specifically, 500,000 shares of common stock issued in October 2021 were not recorded by the Company’s transfer agent and were not reflected in the financial statements as originally filed); (iii) Restricted Cash Presentation—The Company did not have effective controls to ensure that segregated client funds held by its regulated subsidiaries were classified as restricted cash, separate from the firm’s own operating cash, in accordance with ASC 230-10-50-8; and (iv) Noncontrolling Interest and Accumulated Other Comprehensive Income Allocation—The Company did not have effective controls to ensure that the noncontrolling interest walk and the allocation of other comprehensive income between the noncontrolling interest and the controlling interest were prepared in accordance with ASC 810-10 and ASC 220-10, respectively. Remediation Plan. Management, under the oversight of the Board of Directors, has begun implementing the following remediation measures: (a) engagement of an external accounting advisory firm to assist with technical accounting consultation on complex transactions; (b) implementation of a quarterly share register reconciliation process between the Company’s records and those of the transfer agent; (c) enhancement of the cash classification policy to specifically address segregated client funds at regulated subsidiaries; and (d) development of standardized templates and review procedures for the noncontrolling interest walk and other comprehensive income allocation. Management believes the steps outlined above, when fully implemented and operating effectively, will remediate the material weaknesses described herein. However, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that the controls are designed and operating effectively.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2025, due to the material weakness in our internal controls, inadequate segregation of duties within account processes, limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to enhance our internal controls, addressing inadequate segregation of duties within account processes, limited personnel resources, and insufficient written policies and procedures for accounting, IT, financial reporting, and record-keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering additional staff with the requisite experience and training to supplement existing accounting professionals, and implementing additional layers of reviews in the internal controls and financial reporting process.

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

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to March 31, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019 and December 5, 2019, prior to the Company’s acquisition of AML and under different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to March 31, 2025, a hearing was held on October 24, 2025 for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026 for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

On April 2, 2024, AML filed a constitutional challenge before the First Hall Civil Court (Constitutional Jurisdiction) in Malta relating to the same September 23, 2023 FIAU decision described above. The application challenges (i) the composition of the FIAU and its enabling law; (ii) the FIAU’s decision-making processes as allegedly breaching the Company’s fundamental right to a fair hearing; and (iii) the imposition of an administrative penalty of a penal nature without adjudication by an independent court, in alleged breach of the Constitution of Malta. The Company seeks to have the FIAU decision set aside in its entirety. A first procedural hearing took place on May 7, 2024, and the Company has presented its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in prior judgments involving other subject persons, characterized FIAU administrative penalties as more akin to penal sanctions and quashed FIAU decisions on that basis, although certain of those judgments have been overturned on appeal. The Company considers that the principles underpinning such prior judgments are applicable to its case.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to March 31, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025 on the Company’s motion, following which the court instructed the Company to conduct an investigation as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of March 31, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

Other than the matters described above, neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the business.

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

FDCTECH, INC.

Date: June 8, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date: June 8, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

