Form 10-Q/A
period 2025-06-30
FDCTECH, INC.
filed 2026-06-08
CIK 1722731

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

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of FDCTech, Inc. (the “Company”) for the three and six months ended June 30, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2025, is being filed to restate the Company’s previously issued condensed consolidated financial statements for the three and six months ended June 30, 2025, and the comparative period.

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 should no longer be relied upon because of errors in those financial statements. The Company is filing this Amendment to restate the affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” This Amendment amends and restates Items 1, 2, and 4 of Part I of the Original Filing. The restatement adjustments are described in detail in Note 2 (Restatement of Previously Issued Financial Statements) to the unaudited condensed consolidated financial statements included in this Amendment. The principal restatement items relate to: (i) reclassification of a subscription receivable from current assets to a contra-equity account; (ii) recognition of 500,000 shares of common stock issued in October 2021 that were not previously recorded in the Company’s share register; (iii) separate presentation of restricted cash representing client funds segregated under regulatory requirements; (iv) correction of the noncontrolling interest walk in accordance with ASC 810-10; (v) correction of the allocation of accumulated other comprehensive income in accordance with ASC 220-10; (vi) corrections to the results of operations, principally within other income (expense), which reduced the net loss for the six months ended June 30, 2025 by $207,915; (vii) the reclassification of cost of sales between the Technology & software and Brokerage segments; and (viii) the reclassification from “Cash” of $7,074,201 of client funds of Alchemy Prime Limited and external third-party assets held by Alchemy Markets Ltd. to “Restricted cash — client funds (segregated)” with corresponding recognition in “Client funds payable.”

In addition, this Amendment expands the disclosure of legal proceedings in (i) the notes to the unaudited condensed consolidated financial statements, (ii) Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) Part II, Item 1, Legal Proceedings, to describe matters that existed as of June 30, 2025 and developments thereafter through the date of this Amendment, which were not disclosed in the Original Filing. These expanded legal proceedings disclosures supplement, but do not modify, the financial statements being restated. Concurrently with this Amendment, the Company has filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, each reflecting consistent restatement adjustments and legal proceedings disclosures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits hereto. Except as expressly set forth in this Amendment, this Amendment does not, and does not purport to, amend, update, or restate any other information or disclosures contained in the Original Filing, or reflect any events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

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

4

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Assets
Current assets:
Cash and cash equivalents	$2,316,508	$13,850,168
Restricted cash (client funds, segregated)	$16,746,750	$11,526,789
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $22,382, respectively	90,820	25,000
Prepaid expenses – current	499,635	156,335
Related party receivable	6,854,477	1,682,450
Total Current assets	26,508,190	27,240,742
Fixed assets, net	177,808	185,195
Total Non-Current assets
Prepaid – non-current	21,095	-
Capitalized software, net	1,291,296	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	543,292	2,073,193
Acquired intangible assets	1,326,465	1,317,108
Tax receivable	191,221	167,907
Fair value of trading positions for the firm, profit	666,875	607,157
Right of use (lease)	896,906	978,254
Total assets	$31,659,210	$33,768,927
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$520,594	$229,316
Line of credit	181,831	115,337
Accrued expenses, related party	527,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	890	5,661
Related party advances	2,785,566	7,992,840
Client funds payable	16,746,750	11,526,789
Operating lease liability, current	190,850	181,580
Other current liabilities	1,055,787	5,328,110
Total Current liabilities	22,359,268	26,249,133
Deferred tax liabilities	379,712	333,418
SBA loan – non-current	109,931	114,184
Operating lease liability, non-current	432,547	530,348
Accrued interest – non-current	110,105	70,493
Total liabilities	23,391,563	27,297,576
Commitments and Contingencies (Note 8)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of June 30, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of June 30, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 500,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of June 30, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, including Common, Series A and Series B Preferred	18,459,603	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	264,654	(72,781)
Accumulated deficit	(2,541,213)	(2,396,102)
Total FDCTech, Inc. stockholders’ equity (deficit)	8,226,039	6,454,531
Noncontrolling interest	41,608	16,820
Total Stockholders’ Equity	8,267,647	6,471,351
Total liabilities and stockholders’ equity (deficit)	$31,659,210	$33,768,927

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Restated, Unaudited)	(Restated, Unaudited)	(Restated, Unaudited)	(Restated, Unaudited)
Revenues
Technology & software	$1,178,215	$298,815	$1,991,962	$554,759
Wealth management	1,653,670	1,739,451	3,188,522	3,252,876
Brokerage (Trading)	2,587,906	4,091,255	6,216,255	8,698,221
Total revenue	5,419,791	6,129,521	11,396,739	12,505,856
Cost of sales
Technology & software	-	26,167	-	26,167
Wealth management	1,483,771	1,571,194	2,833,598	2,933,363
Brokerage (Trading)	1,630,322	2,300,788	3,397,884	4,972,853
Total cost of sales	3,114,093	3,898,149	6,231,482	7,932,383
Gross Profit	2,305,698	2,231,372	5,165,257	4,573,473
Operating expenses:
General and administrative	2,135,030	2,476,139	4,271,708	4,702,463
Sales and marketing	293,937	781,022	570,141	827,947
Depreciation	43,276	46,490	82,108	86,778
Total operating expenses	2,472,243	3,303,651	4,923,957	5,617,188
Operating income (loss)	(166,545)	(1,072,279)	241,300	(1,043,715)
Other income (expense):
Other interest income (expense)	10,986	(762,515)	15,469	(708,749)
Other income (expense)	(269,897)	835,774	(368,103)	1,659,699
Total other income (expense)	(258,911)	73,259	(352,634)	950,950
Income (loss) before provision for income taxes	(425,456)	(999,020)	(111,334)	(92,765)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(425,456)	(999,020)	(111,334)	(92,765)
Less: Net income (loss) attributable to noncontrolling interest	12,467	(25,543)	33,777	(20,838)
Net income attributable to FDCTech’s shareholders	(437,923)	(973,477)	(145,111)	(71,927)
Net income (loss) per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding basic and diluted	423,084,729	390,240,285	423,084,729	389,659,315
Other comprehensive income (loss):
Change in foreign currency translation	144,028	(2,424)	337,435	(244,940)
Total other comprehensive income (loss)	144,028	(2,424)	337,435	(244,940)
Total comprehensive income (loss)	(281,428)	(1,001,444)	226,101	(337,705)
Comprehensive income (loss) attributable to noncontrolling interests	15,267	(22,460)	39,165	(14,418)
Comprehensive income (loss) attributable to FDCTech stockholders	(296,695)	(978,984)	186,936	(323,287)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Subscription	Noncontrolling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(loss)	Receivable	Interest	Deficit	(Deficit)
Three months ended June 30, 2024 (Restated)
Balance, March 31, 2024	6,861,844	$686	389,084,729	$38,908	$16,860,039	$(17,288)	$(8,200,000)	$41,053	$(1,742,097)	$6,981,301
Three months ended June 30, 2024
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-		-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-		-	8,900
Change in APIC due to common control	-	-	-	-	130,195	-	-		-	130,195
FX gain (loss)	-	-	-	-	-	(2,424)	-		-	(2,424)
Net (income) loss attributable to noncontrolling interest								(25,543)		(25,543)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(3,115)	-	(3,115)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		(973,477)	(973,477)
Balance, June 30, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$17,018,934	$(19,712)	$(8,200,000)	$12,395	$(2,715,574)	$6,135,837
Three months ended June 30, 2025 (Restated)
Balance, March 31, 2025	6,871,844	$687	423,084,729	$42,308	$17,606,508	$120,626	$(8,000,000)	$14,199	$(2,103,290)	$7,681,038
Three months ended June 30, 2025
Change in APIC due to common control	-	-	-	-	853,095	-	-		-	853,095
FX gain (loss)	-	-	-	-	-	144,028	-		-	144,028
Net (income) loss attributable to noncontrolling interest								12,467		12,467
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	14,942	-	14,942
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		(437,923)	(437,923)
Balance, June 30, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$18,459,603	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

Six months ended June 30, 2024 (Restated)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$-	$38,939	$(2,643,647)	$13,049,777
Six months ended June 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-		-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-		-	792,200
Common stock adjusted for services	-	-	500,000	50	54,700	-	-		-	54,750
Stock subscription reclassification	-	-	-	-	-	-	(8,200,000)		-	(8,200,000)
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-		-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-		-	8,900
Change in APIC due to common control	-	-	-	-	753,821	-	-		-	753,821
FX gain (loss)	-	-	-	-	-	(244,940)	-		-	(244,940)
Net (income) loss attributable to noncontrolling interest								(20,838)		(20,838)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(5,706)	-	(5,706)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-		-	(71,927)	(71,927)
Balance, June 30, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$17,018,934	$(19,712)	$(8,200,000)	$12,395	$(2,715,574)	$6,135,837
Six months ended June 30, 2025
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351
Six months ended June 30, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-		-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-		-	14,100
Change in APIC due to common control	-	-	-	-	1,529,884	-	-		-	1,529,884
FX gain (loss)	-	-	-	-	-	337,435	-		-	337,435
Net income (loss) attributable to noncontrolling interest								33,777		33,777
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(8,989)	-	(8,989)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	(145,111)	(145,111)
Balance, June 30, 2025	6,871,844	$687	423,084,729	$42,308	$18,459,603	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2025 (Unaudited; Restated)	June 30, 2024 (Unaudited; Restated)
Net income (loss)	$(111,334)	$(92,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,108	86,778
Common stock issued for services	35,200	54,750
Series B Preferred issued for services	14,100	792,200
Fixed assets, net	(74,721)	(334,308)
Accrued expenses, non-related party	-	545,904
Acquired intangible assets	(9,357)	(5,939)
Change in assets and liabilities:
Gross accounts receivable	(65,820)	1,003,000
Prepaid	(364,395)	243,250
Related party receivable	(5,172,027)	(1,220,158)
Accounts payable	291,278	86,045
Other current liabilities	(4,272,323)	(524,077)
Accrued interest	39,612	38,691
Client funds payable	5,219,961	(364,578)
Fair value of trading position, net	(59,718)	553,879
Operating lease	(88,531)	839,369
Deferred taxes	46,294	(500,743)
Related party guarantee	-	23,243
Tax receivable by subsidiaries	(23,314)	3,044
Accrued income	1,529,901	212,800
Right of use of assets (lease)	81,348	(1,013,184)
Accrued expenses, related party	7,500	(15,000)
Net cash provided (used) in operating activities	$(2,894,238)	$412,201
Investing Activities:
Capitalized software	(127,987)	162,644
Business acquisition loan	-	55,000
Changes in paid-in capital	1,529,884	753,821
Net cash provided (used) in investing activities	$1,401,897	$971,465
Financing Activities:
Borrowing from (payments to) line of credit	66,494	(33,166)
Promissory Note	-	-
Net proceeds from cares act - paycheck protection program	(4,771)	(7,495)
Net proceeds from SBA loan	(4,253)	(4,253)
Related party advances	(5,207,274)	(626,410)
Common stock issued for cash	-	20,000
Common stock issued for financing cost	-	8,900
Series A Preferred cancelation	-	(200)
Change in noncontrolling interest	24,788	20,838
Noncontrolling (income) loss	(33,777)	(26,544)
Net cash provided (used) by financing activities	$(5,158,793)	$(648,330)
Effect of exchange rates	337,435	(244,940)
Net increase in cash	(6,313,699)	490,396
Cash and cash equivalents, and restricted cash at beginning of the period	25,376,957	31,316,461
Cash and cash equivalents, and restricted cash at end of the period	$19,063,258	$31,806,857
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:	$-	$-

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

During the third quarter of the fiscal year ended December 31, 2024, AML acquired approximately 2,631 clients from Next Markets, transferring €5.6 million in client equity. The newly acquired clients are primarily German retail investors trading Contracts for Difference (CFDs) and equities through the Gettex exchange. This acquisition marks the Company’s official entry into the German retail market.

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

The Company released, marketed, and distributed its Condor Pro Multi-Asset Trading Platform in the second quarter of the fiscal year ended December 31, 2019. The Company has also developed the Condor Back Office API to integrate third-party CRM and banking systems into Condor Back Office. The Company’s upgraded Condor Back Office (Risk Management) meets the regulatory requirements of various jurisdictions. Condor Back Office complies with the directives under the Markets in Financial Instruments Directive (MiFID II/MiFIR), legislation implemented by the European Securities and Markets Authority (ESMA) across the European Union as of January 3, 2018.

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ended December 31, 2025.

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

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of the June 30, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the six months ended June 30, 2025, and 2024, were $1,991,962 and $554,759, respectively.

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

The Company also received a net amount of $81,000 from the related parties to fund its operations. Our cash balance is $93,546 as of December 31, 2021. The Company did not receive additional funding from the U.S. Small Business Administration (SBA) or the Cares Act Paycheck Protection Program during the fiscal year ended December 31, 2021.

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

On July 2, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ended December 31, 2021. BFB has been the Company’s auditor since July 2021. On April 18, 2023, the board of directors of FDCTech, Inc. (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC, Lakewood, Colorado (“BF Borgers”), effective as of April 18, 2023. The reports of BF Borgers on the Company’s financial statements for the two years ended December 31, 2022, and 2021 did not contain an adverse opinion or disclaimer of opinion. They were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for providing a qualification for the Company’s ability to continue as a going concern. During the year ended December 31, 2022, and in the subsequent period through March 31, 2023, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to refer to the matter in its reports on the Company’s financial statements for such periods.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Original Q2 2025 Form 10-Q”), the Company identified errors in its previously issued unaudited condensed consolidated financial statements. The errors related principally to (i) the presentation of cash and restricted cash held on behalf of clients, (ii) the classification of a subscription receivable as a current asset rather than as a reduction of stockholders’ equity, (iii) the recognition and measurement of right-of-use (“ROU”) lease assets and related operating lease liabilities under ASC 842, (iv) the classification of certain costs within cost of sales and operating expenses, and (v) the classification of related-party advances and the effect of exchange rates within the statement of cash flows.

As a result, the Company has restated its unaudited condensed consolidated balance sheets as of June 30, 2025, and June 30, 2024, and its related unaudited condensed consolidated statements of operations and cash flows for the three and six months then ended. Accordingly, the previously issued financial statements contained in the Original Q2 2025 Form 10-Q should no longer be relied upon.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Description of Restatement Adjustments

(a) Cash and restricted cash. The Original Q2 2025 Form 10-Q presented cash and cash equivalents on a combined basis, including amounts held in a segregated capacity on behalf of clients. The restated financial statements separately present Cash and cash equivalents and Restricted cash (client funds), with a corresponding Client/customer funds payable liability. This change in presentation had no effect on total current assets or net loss for any period presented.

(b) Subscription receivable. The Company had previously classified a subscription receivable of $8,200,000 as a current asset. Because the related shares had not yet been issued and consideration had not been received, the amount has been reclassified as a reduction of stockholders’ equity (contra-equity) of $8,000,000 as of June 30, 2025, and $8,200,000 as of June 30, 2024, in accordance with SEC staff guidance on subscription receivables.

(c) Right-of-use lease assets and operating lease liabilities. The Original Q2 2025 Form 10-Q did not give effect to the recalculation of ROU assets and related operating lease liabilities under ASC 842. The restated financial statements record an ROU asset and current and non-current operating lease liabilities. As of June 30, 2024, this resulted in an increase of $1,052,867 in the ROU asset and $879,052 in total operating lease liabilities, with the net effect recorded in accumulated deficit.

(d) Equity — common shares and additional paid-in capital. The restated financial statements reflect 500,000 shares of common stock issued in October 2021 that had not previously been recorded in the share register, increasing the par value of common stock by $50 and additional paid-in capital by $54,700 as of June 30, 2024.

(e) Noncontrolling interest and accumulated other comprehensive income. The restated financial statements correct the prior allocation of net income (loss) and other comprehensive income (loss) between the controlling interest of FDCTech, Inc. and the noncontrolling interest in ADS in accordance with ASC 810-10 and ASC 220-10-45-5. The corrected allocation reflects the noncontrolling interest’s 49% share of ADS’s net income (loss) and foreign currency translation, together with a re-measurement adjustment to the noncontrolling interest balance recorded directly to equity through general ledger account 3010. The accumulated other comprehensive income (loss) attributable to FDCTech, Inc. stockholders has been correspondingly restated to exclude the noncontrolling interest’s allocable portion.

Impact on the Condensed Consolidated Balance Sheets

As of June 30, 2025, the restatement decreased total assets, total liabilities, and stockholders’ equity from $47,520,040, as previously reported, to $31,659,210, as restated, a decrease of $15,860,830. The principal components were the gross-up reversal of client cash and the related Client funds payable (a decrease of $7,074,201 in that liability, with cash and restricted cash combined of $19,063,258 as restated versus $26,195,817 as reported), the $8,000,000 subscription receivable reclassification to contra-equity, and an $801,778 reduction in Related party receivable. Total stockholders’ equity attributable to FDCTech decreased from $16,201,884 to $8,226,039. Including noncontrolling interest of $41,608, total stockholders’ equity as restated was $8,267,647.

Impact on the Condensed Consolidated Statements of Operations

The restatement reclassified $310,884 for the three months and $495,168 for the six months ended June 30, 2025, from Brokerage (trading) cost of sales to Technology and software cost of sales; total cost of sales was unchanged. Technology and software revenue decreased $15,612 for both the three- and six-month 2025 periods. Operating expenses decreased $13,953 (three months) and $17,545 (six months) for 2025, and $46,255 (three months) and $119,065 (six months) for the 2024 periods.

As a result, net loss for the three months ended June 30, 2025, changed from $(423,797), as reported, to $(425,456), as restated; and for the six months ended June 30, 2025, from $(319,249) to $(111,334), an improvement of $207,915 driven primarily by a $205,981 reduction in other expense. Net loss for the three months ended June 30, 2024, changed from $(1,045,275) to $(999,020), and for the six months ended June 30, 2024, from $(211,830) to $(92,765), in each case reflecting the lower operating expenses described above.

Impact on the Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025, net cash used in operating activities changed from $(3,164,373), as reported, to $(2,894,238), as restated (a change of $270,135); net cash provided by (used in) financing activities changed from $2,633,441 to $(5,158,793) (a change of $7,792,234), driven principally by the classification of related-party advances ($5,207,274 of net repayments, as restated, versus $2,506,553 of net advances, as reported). The net decrease in cash for the period was $(6,313,699), as restated, versus an increase of $1,414,428, as reported, and ending cash was $19,063,258, as restated, versus $26,195,817, as reported, consistent with the balance sheet presentation described above.

The restatement also reclassified the effect of exchange rate changes on cash, which was previously presented within investing activities, to a separate line item. These changes affected classification within the statements of cash flows and did not change the Company’s reported total cash.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	As Previously	As	Difference
	Reported (A)	Restated (B)	(B) - (A)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2025
Cash and cash equivalents	$26,195,817	$2,316,508	(23,879,309)
Restricted cash (client funds, segregated)	-	$16,746,750	16,746,750
Cash + Restricted (combined)	$26,195,817	19,063,258	(7,132,559)
Subscription receivable	$8,200,000	$-	(8,200,000)
Prepaid — current	$520,730	$499,635	(21,095)
Related party receivable	7,656,255	$6,854,477	(801,778)
Total Current assets	$42,663,622	$26,508,190	(16,155,432)
Prepaid — non-current	$-	$21,095	21,095
Right of use (lease)	$623,399	$896,906	273,507
Total assets	$47,520,040	$31,659,210	(15,860,830)
Liabilities
Current liabilities:
Line of credit	$260,238	$181,831	$(78,407)
Related party advances	$3,517,941	$2,785,566	$(732,375)
Client / Customer funds payable	$23,820,951	$16,746,750	$(7,074,201)
Operating lease liability, current	$408,186	$190,850	$(217,336)
Total Current liabilities	$30,461,587	$22,359,268	$(8,102,319)
Operating lease liability, non-current	$215,213	$432,547	$217,334
Total liabilities	$31,276,548	$23,391,563	$(7,884,985)
Stockholders’ Equity (Deficit):
Common stock	42,258	42,308	$50
Additional paid-in capital (Common, Series A, Series B)	18,791,420	18,459,603	$(331,817)
Subscription receivable (contra-equity)	-	(8,000,000)	$(8,000,000)
Accumulated other comprehensive income (loss)	284,165	264,654	$(19,511)
Accumulated deficit	(2,916,646)	(2,541,213)	$375,433
Total FDCTech stockholders’ equity	16,201,884	8,226,039	$(7,975,845)
Total liabilities & stockholders’ equity	47,520,040	31,659,210	$(15,860,830)

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2025
Technology & software	$1,193,827	$1,178,215	$(15,612)
Total revenue	$5,435,403	$5,419,791	$(15,612)
Cost of sales
Technology & software	$310,884	$-	$(310,884)
Brokerage (Trading)	$1,319,438	$1,630,322	$310,884
Gross Profit	$2,321,310	$2,305,698	$(15,612)
Operating expenses:
General and administrative	$2,144,328	$2,135,030	$(9,298)
Sales and marketing	$298,592	$293,937	$(4,655)
Total operating expenses	$2,486,196	$2,472,243	$(13,953)
Operating income (loss)	$(164,886)	$(166,545)	$(1,659)
Net income (loss)	$(423,797)	$(425,456)	$(1,659)

Six Months Ended June 30, 2025
Technology & software	$2,007,574	$1,991,962	(15,612)
Total revenue	$11,412,351	$11,396,739	$(15,612)
Technology and software	$495,168	$-	$(495,168)
Brokerage (Trading)	$2,902,716	$3,397,884	$495,168
Gross Profit	$5,180,869	$5,165,257	$(15,612)
Operating expenses:
General and administrative	$4,284,598	$4,271,708	$(12,890)
Sales and marketing	$574,796	$570,141	$(4,655)
Total operating expenses	$4,941,502	$4,923,957	$(17,545)
Operating income (loss)	$239,367	$241,300	$1,933
Other income (expense)	$(574,084)	$(368,103)	$205,981
Total other income (expense)	$(558,616)	$(352,634)	$205,982
Net income (loss)	$(319,249)	$(111,334)	$207,915

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2025
Net income (loss)	$(319,249)	$(111,334)	$207,915
Common stock issued for services	$49,299	$35,200	$(14,099)
Series B Preferred issued for services	$1	$14,100	$14,099
Related party receivable	$(5,241,430)	$(5,172,027)	$69,403
Operating lease	$(88,529)	$(88,531)	$2
Right of use of assets (lease)	$88,529	$81,348	$(7,181)
Net cash used in operating activities	$(3,164,373)	$(2,894,238)	$270,135

Investing Activities
Effect of exchange rates (in investing per filed)	$337,435	$337,435	$-
Changes in paid-in capital	$1,735,912	$1,529,884	$(206,028)
Net cash from investing activities	$1,945,360	$1,401,897	$(543,463)
Financing Activities
Line of credit	$144,901	$66,494	$(78,407)
Related party advances	$2,506,553	$(5,207,274)	$(7,713,827)
Noncontrolling interest	$(8,989)	$(8,989)	$-
Net cash from financing activities	$2,633,441	$(5,158,793)	$(7,792,234)
Net increase (decrease) in cash	$1,414,428	$(6,313,699)	$(7,728,127)
Cash and cash equivalents, and restricted cash at beginning of the period	$24,781,389	$25,376,957	$595,568
Cash and cash equivalents, and restricted cash at end of the period	$26,195,817	$19,063,258	$(7,132,559)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2024

Impact on the Condensed Consolidated Balance Sheets

As of June 30, 2024, the restatement decreased total assets and total liabilities and stockholders’ equity from $47,256,601, as previously reported, to $40,109,468, as restated, a decrease of $7,147,133, comprising the $8,200,000 subscription receivable reclassification to contra-equity offset by the $1,052,867 ROU asset recognition. Total operating lease liabilities increased by $879,052 and accumulated deficit decreased (improved) by $119,065, from $(2,834,639) to $(2,715,574).

Impact on the Condensed Consolidated Statements of Operations

With respect to the comparative 2024 periods, the restatement reduced general and administrative expense by $46,255 for the three months and $119,065 for the six months ended June 30, 2024, with no change to revenue or total cost of sales. As a result, net loss for the three months ended June 30, 2024 decreased from $(1,045,275), as reported, to $(999,020), as restated, and net loss for the six months ended June 30, 2024 decreased from $(211,830) to $(92,765). The $119,065 reduction in the six-month net loss is the principal component of the $119,065 decrease in accumulated deficit as of June 30, 2024 described above.

Impact on the Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024, the restatement did not change the Company’s net increase in cash of $490,396 but reclassified amounts among the operating, investing and financing categories. Net cash provided by operating activities changed from $438,368, as reported, to $412,201, as restated (a change of $26,167), reflecting the removal of $26,167 of software amortization from operating add-backs and its presentation within capitalized software, together with the effect of the ASC 842 right-of-use asset and operating lease liability recalculation described above. Net cash provided by investing activities changed from $700,358 to $971,465 (a change of $271,107), and net cash used in financing activities was $(648,330), as restated, unchanged from as reported, with $26,544 reclassified between noncontrolling interest line items within financing activities. The effect of exchange rate changes on cash of $(244,940), as restated, was presented as a separate line item rather than within investing activities.

The restatement also reclassified the effect of exchange rate changes on cash, which was previously presented within investing activities, to a separate line item. These changes affected classification within the statements of cash flows and did not change the Company’s reported total cash.

	As Previously	As	Difference
	Reported (A)	Restated (B)	(B) - (A)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2024
Current assets:
Cash and cash equivalents	$31,806,857	$1,951,165	$(29,855,692)
Restricted cash (client funds, segregated)	$-	$29,855,692	$29,855,692
Cash + Restricted (combined)	$31,806,857	$31,806,857	$-
Subscription receivable	$8,200,000	$-	$(8,200,000)
Total Current assets	$41,412,956	$33,212,956	$(8,200,000)
Right of use (lease)	$-	$1,052,867	$1,052,867
Total assets	$47,256,601	$40,109,468	$(7,147,133)
Liabilities
Current liabilities:
Operating lease liability, current	$-	$255,654	$255,654
Total Current liabilities	$32,558,552	$32,814,206	$255,654
Operating lease liability, non-current	$-	$623,398	$623,398
Total liabilities	$33,094,579	$33,973,631	$879,052
Stockholders’ Equity (Deficit):
Common stock	$39,058	$39,108	$50
Additional paid-in capital (Common + Series B)	$16,964,234	$17,018,934	$54,700
Subscription receivable (contra-equity)	$-	$(8,200,000)	$(8,200,000)
Accumulated deficit	$(2,834,639)	$(2,715,574)	$119,065
Total FDCTech stockholders’ equity (deficit)	$14,149,627	$6,123,442	$(8,026,185)
Total liabilities & stockholders’ equity (deficit)	$47,256,601	$40,109,468	$(7,147,133)

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2024
General and administrative	$2,522,394	$2,476,139	(46,255)
Total operating expenses	$3,349,906	$3,303,651	(46,255)
Operating income (loss)	$(1,118,534)	$(1,072,279)	46,255
Net income (loss)	$(1,045,275)	$(999,020)	46,255

Six Months Ended June 30, 2024
General and administrative	$4,821,528	$4,702,463	(119,065)
Total operating expenses	$5,736,253	$5,617,188	(119,065)
Operating income (loss)	$(1,162,780)	$(1,043,715)	119,065
Net income (loss)	$(211,830)	$(92,765)	119,065

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2024
Software amortization	$26,167	-	(26,167)
Accounts receivable allowance	$22,382	-	(22,382)
Gross accounts receivable	$980,618	$1,003,000	22,382
Operating lease	$(39,683)	$839,369	879,052
Right of use of assets (lease)	$39,683	$(1,013,184)	(1,052,867)
Net cash provided by (used in) operating activities	$438,368	$412,201	(26,167)
Capitalized software (investing)	$136,477	$162,644	26,167
Net cash from investing activities	$700,358	$971,465	271,107
Noncontrolling interest (financing)	$(5,706)	$20,838	26,544
Net cash from financing activities	$(648,330)	$(648,330)	-
Effect of exchange rates	$(244,940)	$(244,940)	-

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The table above presents the line items of the consolidated balance sheet as of June 30, 2025, consolidated statements of operations for the three and six months ended June 30, 2025, consolidated statement of cash flows for the six months ended June 30, 2025, as previously reported in the Original Filing and as restated herein. The principal restatement items relate to: (i) the reclassification of a subscription receivable from current assets to a contra-equity account; (ii) the recognition of 500,000 shares of common stock issued in October 2021 that were not previously recorded in the Company’s share register; (iii) the separate presentation of restricted cash representing client funds segregated under regulatory requirements, with the corresponding liability re-titled “Client funds payable”; (iv) correction of the noncontrolling interest walk in accordance with ASC 810-10; (v) correction of the allocation of accumulated other comprehensive income in accordance with ASC 220-10; and (vi) the reclassification of ATECH cost of sales from Technology & software to Brokerage. The restatement adjustments affect total revenue, total cost of sales, gross profit, operating expenses, operating income (loss), and the components of cash, cash equivalents, and restricted cash as of June 30, 2025. Management has identified material weaknesses in the Company’s internal control over financial reporting in connection with these errors and has begun implementing remediation measures, as described in Item 4 of Part I of this Amendment.

On August 5, 2025, the Company identified an error in the preparation of its condensed consolidated financial statements for the three months ended March 31, 2025. Specifically, the Company erroneously included the results of operations of its subsidiary, APL, for a prior period rather than for the current quarter. As a result, revenue, cost of sales, and certain operating expenses were overstated, and other related line items in the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity, and statements of cash flows were misstated. Additionally, the Right-of-Use (ROU) asset under ASC 842 was not recalculated in the originally filed Form 10-Q for Q2 2025, in the originally filed 10-Q/A for Q1 2025, and in the originally filed Forms 10-Q for Q1, Q2, and Q3 2024. The ‘As Restated’ column reflects the updated ROU balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits. As of June 30, 2025, and December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the United Kingdom, Cyprus, and Australia.

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

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Cash and cash equivalents	$2,316,508	$13,850,168
Restricted cash — client funds (segregated)	16,746,750	11,526,789
Total cash, cash equivalents, and restricted cash	$19,063,258	$25,376,957

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

At June 30, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. Bad debt expense for the six months ended June 30, 2025, and the year ended December 31, 2024, was $0 and $0, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $570,141 and $827,947 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The decrease in sales and marketing expenses is mainly due to lower promotional marketing costs for the six months ended June 30, 2025.

The sales, marketing, and advertising expenses represented 5.00% and 6.62% of the sales for the six months ended June 30, 2025, and 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Margin Brokerage Business

Alchemy Markets Ltd (Alchemy Malta) and Alchemy Prime Ltd (Alchemy UK) are providers of trading services and solutions specializing in over-the-counter (“OTC”) and exchange-traded markets for European markets. Malta Financial Services Authority (MFSA) regulates Alchemy Malta in authorized countries, including Austria, Belgium, Bulgaria, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, and Sweden. The Financial Conduct Authority (FCA) regulates Alchemy UK in authorized countries, including England, Scotland, Wales, and Northern Ireland.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of June 30, 2025, the Company had $2,316,508 of cash and cash equivalents and $16,746,750 of restricted cash — client funds (segregated), for total cash, cash equivalents, and restricted cash of $19,063,258. As of December 31, 2024, the comparable amounts were $13,850,168, $11,526,789, and $25,376,957, respectively.

Revenues

For the six months ended June 30, 2025, and 2024, the Company generated $11,396,739 and $12,505,856 in revenues, representing a decrease of over 8.87% from the previous period. It is comprised of three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

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

As of June 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. Bad debt expense for the six months ended June 30, 2025, and the year ended December 31, 2024, was $0 and $0, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to June 30, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019, and December 5, 2019, before the Company acquired AML and under the different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to June 30, 2025, a hearing was held on October 24, 2025, for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026, for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

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

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to June 30, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm, including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025, on the Company’s motion, following which the court instructed the Company to investigate as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of June 30, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

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

We have translated the local currencies of ADS, AML, and APL — the Australian Dollar (AUD), the Euro (EUR), and the British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	June 30, 2025	December 31, 2024
USD: AUD	$1.5193	1.6168
USD: EUR	$0.8484	0.9662
USD: GBP	$0.7282	0.7990

Average exchange rate for the period:

	Q1 2025	Q2 2025
USD: AUD	$1.5939	1.5605
USD:EUR	$0.9507	0.8814
USD: GBP	$0.7944	0.7489

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2025, and 2024, the Company had weighted 423,084,729 and 389,659,315 basic and dilutive shares issued and outstanding.

During the period ended June 30, 2025, common stock equivalents were anti-dilutive due to the net loss and were accordingly excluded from the computation.

During the period ended June 30, 2024, common stock equivalents were anti-dilutive due to the net loss and were accordingly excluded from the computation.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At June 30, 2025, and December 31, 2024, the accumulated deficit was $2,541,213 and $2,396,102, respectively. At June 30, 2025, and December 31, 2024, the working capital surplus was $4,148,922 and $991,609, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the six months ended June 30, 2025, and 2024, the Company incurred net losses of $111,334 and $92,765, respectively.

As of June 30, 2025, the Company had a cash balance of $19,063,258, which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

The Management intends to continue its efforts to enhance its revenue from its diversified portfolio of technological solutions, become cash flow positive, and raise funds through private placement offerings and debt financing. See Note 7 for Notes Payable. As the Company increases its global customer base, it intends to acquire long-lived assets that will provide future economic benefits beyond fiscal year 2025.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The following tables summarize the Company’s related party receivable and related party advance balances as of June 30, 2025 (Unaudited; Restated) and December 31, 2024 (Audited; Restated). Related parties comprise entities under common control and affiliated subsidiaries — Alchemy Markets Limited (“AML”), Alchemy Prime Limited (“APL”), ADS, and ATECH — together with officers of the Company.

	June 30, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Related party receivable
FDCTech, Inc. — Related party receivables	$3,705,290	1,682,450
Alchemy Markets Limited (AML) — due from affiliate	$2,956,063	-
ATECH — due from affiliate	193,124	-
Total related party receivable	6,854,477	1,682,450
Related party advances
Alchemy Markets Limited (AML) — due to an affiliate	2,717,632	140,682
Alchemy Prime Limited (APL) — advances	-	7,713,827
ATECH — advances	31,208	101,795
ADS — advances	3,726	3,536
FDCTech, Inc. — advances.	33,000	33,000
Total related party advances	2,785,566	7,992,840

Notes:

1. Related party receivable represents amounts due from entities under common control and affiliated subsidiaries arising in the ordinary course of business. As of June 30, 2025, the balance comprises FDCTech Related party receivable ($3,705,290), AML ($2,956,063), and ATECH ($193,124). The increase over December 31, 2024, reflects intercompany funding extended to AML and ATECH during the period.

2. Related party advances represent amounts due to affiliated entities. The shift from APL (December 31, 2024) to AML (June 30, 2025) reflects the settlement of APL advances and new funding provided by AML during the six months ended June 30, 2025.

3. These balances are unsecured, non-interest-bearing, and have no fixed repayment terms.

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

In September 2022, the Company issued 30,000,000 common shares for cash consideration of $300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As the director’s compensation, the Company issued 5,000,000 shares, valued at $60,000. Mr. Kundnani is the director and owner of APL.

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

As of June 30, 2025, the Company complies with the credit line’s terms and conditions. As of June 30, 2025, and December 31, 2024, the outstanding balances were $181,831 and $115,337, respectively.

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

Accrued Interest

At June 30, 2025, and December 31, 2024, the cumulative accrued interest for SBA and other loans defined as an accrued non-current was $110,105 and $70,493, respectively.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to June 30, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019, and December 5, 2019, before the Company acquired AML and under the different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to June 30, 2025, a hearing was held on October 24, 2025, for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026, for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

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

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to June 30, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm, including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025, on the Company’s motion, following which the court instructed the Company to investigate as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of June 30, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

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

As of June 30, 2025, and December 31, 2024, the Company had 423,084,729 and 391,084,729 common shares issued and outstanding, respectively.

As of June 30, 2025, and December 31, 2024, the Company had 4,500,000 and 4,500,000 Series A Preferred stock issued and outstanding.

As of June 30, 2025, and December 31, 2024, the Company had 2,371,844 and 2,361,844 Series B Preferred Stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Series A Preferred Stock

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding for the three months ended June 30, 2025.

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

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the three months ended June 30, 2025.

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

From July 1, 2017, to October 03, 2017, the Company has issued 653,332 units for a cash amount of $98,000 under its offering Memorandum, where the unit consists of one (1) share of common stock and one Class A warrant (See Note 10).

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

On January 1, 2025, the Company issued 32,000,000 shares to various employees of its subsidiaries valued at $35,200.

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

The following table shows the changes in AOCI by component for the three months ending June 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of March 31, 2024	$(17,288)
Other comprehensive income/(loss), ADS	6,292
Other comprehensive income/(loss), AML	(14,073)
Other comprehensive income/(loss), APL	5,209
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(2,424)
Balance as of June 30, 2024	$(19,712)

Balance as of March 31, 2025	$120,626
Other comprehensive income/(loss), ADS	5,715
Other comprehensive income/(loss), AML	130,264
Other comprehensive income/(loss), APL	21,891
Other comprehensive income/(loss), ATECH	(13,842)
Total other comprehensive income/(loss)	144,028
Balance as of June 30, 2025	$264,654

The following table shows the changes in AOCI by component for the six months ending June 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	13,102
Other comprehensive income/(loss), AML	(244,937)
Other comprehensive income/(loss), APL	(13,253)
Other comprehensive income/(loss), ATECH	148
Total other comprehensive income/(loss)	(244,940)
Balance as of June 30, 2024	$(19,712)

Balance as of December 31, 2024	$(72,781)
Other comprehensive income/(loss), ADS	10,996
Other comprehensive income/(loss), AML	352,881
Other comprehensive income/(loss), APL	(12,971)
Other comprehensive income/(loss), ATECH	(13,471)
Total other comprehensive income/(loss)	337,435
Balance as of June 30, 2025	$264,654

Accumulated other comprehensive income (AOCI)

The Company’s AOCI consists entirely of foreign currency translation adjustments (“CTA”) arising on the consolidation of subsidiaries whose functional currency is not the U.S. dollar. The tables above present the change in AOCI by component subsidiary (ADS, AML, APL, and ATECH) for the three and six months ended June 30, 2025, with comparative 2024 periods. Total other comprehensive income for the six months ended June 30, 2025, was $337,435 (three months: $144,028), and the AOCI balance at June 30, 2025, was $264,654, which agrees with the accumulated other comprehensive income line on the Consolidated Balance Sheet.

Tax effect

The CTA arises from foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested; accordingly, no deferred tax effect has been recorded on the other comprehensive income components presented (ASC 740-30-25-17). No amounts were reclassified out of AOCI to net income during the periods presented.

Noncontrolling interest share of OCI

The NCI’s share of other comprehensive income reflects only its 49% interest in ADS’s foreign currency translation, allocated from ADS’s own AOCI rollforward; AML, APL, and ATECH are wholly owned and bear no NCI. The NCI’s share of other comprehensive income was $5,388 for the six months ended June 30, 2025 ($2,800 for the three months).

NOTE 12. NONCONTROLLING INTEREST

Noncontrolling Interest

The Company consolidates AD Advisory Services Pty Ltd (“ADS”), an Australian-regulated wealth management subsidiary, in accordance with ASC 810-10. The Company holds a 51% controlling interest in ADS through its wholly-owned subsidiary AD Financial Services Pty Ltd, and unrelated third parties hold the remaining 49% noncontrolling interest. ADS is the only consolidated subsidiary of the Company with a noncontrolling interest as of and for the three and six months ended June 30, 2025. The noncontrolling interest balance is measured at its proportionate 49% share of the carrying value of ADS’s net assets at each reporting date and is presented as a separate component of equity on the consolidated balance sheet, distinct from stockholders’ equity attributable to FDCTech, Inc.

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

NOTE 12. NONCONTROLLING INTEREST (continued)

The following table presents the activity in the noncontrolling interest balance for the three and six months ended June 30, 2025, and the comparative year ended December 31, 2024:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$14,199	$16,820	$38,939
Net income (loss) attributable to NCI	12,467	33,777	(10,958)
Foreign currency translation — NCI	14,942	(8,989)	(11,161)
Balance, end of period	$41,608	$41,608	$16,820

Noncontrolling interest rollforward

The NCI balance is rolled forward as: beginning balance, plus the NCI’s share of ADS net income (loss), plus the NCI’s share of other comprehensive income (foreign currency translation), plus other movements in NCI (a re-measurement true-up booked directly to equity through general ledger account 3010). The NCI’s share of ADS’ net loss for the six months ended June 30, 2025, was $33,777 (three months: $12,467), reflecting the 49% interest in ADS’s net loss. The income statement line “Less: net (income) loss attributable to noncontrolling interest” is presented with the opposite sign.

Comparative period (fiscal year ended December 31, 2024)

For the year ended December 31, 2024, the NCI rollforward comprised a beginning balance of $38,939, the NCI’s share of net income of $(10,958), the NCI’s share of Foreign currency translation (loss) — NCI of ($11,161), resulting in an ending balance of $16,820.

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

U.S.–Israel–Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, and Iran subsequently responded with missile and drone attacks against targets in the region and sought to restrict commercial shipping through the Strait of Hormuz. The Company maintains a sales office in Tel Aviv, Israel; as of the date these financial statements were available to be issued, that office had not experienced any material disruption to its operations as a direct result of the conflict. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. This event is classified as a Type II non-recognized subsequent event under ASC 855-10, as it does not relate to conditions that existed at June 30, 2025, and does not result in any adjustment to the amounts recognized in these condensed consolidated financial statements.

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

The Company has evaluated all other events occurring after June 30, 2025, through the date these condensed consolidated financial statements were available to be issued and has concluded that no other material subsequent events have occurred that would require disclosure or adjustment to these condensed consolidated financial statements.

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

Margin Brokerage (Mauritius) – Prime Intermarket Group Eurasia

On May 27, 2025, FDCTech, Inc. (the “Company”) formed a new wholly owned subsidiary, Prime Intermarket Group Eurasia (“PIG Eurasia”), incorporated in the Republic of Mauritius. PIG Eurasia is structured as a Private Company limited by shares and is regulated by the Financial Services Commission of Mauritius under the Companies Act. The subsidiary will operate under a SEC-2.1B Investment Dealer License (Full-Service Dealer, excluding Underwriting). At present, PIG Eurasia has no operations.

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Six months ended June 30, 2025 (Unaudited; Restated)	Six months ended June 30, 2024 (Unaudited; Restated)
Revenue	$6,216,255	8,698,221
Cost of sales	$3,397,884	4,972,853
Gross Profit (loss)	$2,818,371	3,725,368
Gross Margins	45.34%	42.83%

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

Wealth Management Revenue & Gross Margins:

	Six months ended June 30, 2025 (Unaudited; Restated)	Six months ended June 30, 2024 (Unaudited; Restated)
Revenue	$3,188,522	3,252,876
Cost of sales	$2,833,598	2,933,363
Gross profit (loss)	$354,924	319,513
Gross margins	11.13%	9.82%

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

Technology & Software Development Revenue & Gross Margins:

	Six months ended June 30, 2025 (Unaudited; Restated)	Six months ended June 30, 2024 (Unaudited; Restated)
Revenue	$1,991,962	554,759
Cost of sales	$-	26,167
Gross profit (loss)	$1,991,962	528,592
Gross Margins	100.00%	95.28%

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

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the six months ended June 30, 2025, and 2024, the Company generated $11,396,739 and $12,505,856 in revenues.

As of June 30, 2025, the Company had a cash balance of $19,063,258 and an accumulated deficit of $2,541,213.

At December 31, 2024, the Company had a cash balance of $25,376,957 and an accumulated deficit of $2,396,102.

Financial Condition as of June 30, 2025

On June 30, 2025, the accumulated deficit, cash balance, and working capital surplus were $2,541,213, $19,063,258, and $4,148,922, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025, compared with Three Months Ended June 30, 2024

The consolidated revenues for the three months ended June 30, 2025, and 2024 were $5,419,791 and $6,129,521, respectively. During the three months ended June 30, 2025, and 2024, the Company reported net losses of $425,456 and $999,020, respectively.

The total revenue breakdown for the three months ended June 30, 2025, and 2024 is below:

Three Months Ended	June 30, 2025 (Unaudited; Restated)	June 30, 2024 (Unaudited; Restated)
Revenue Description	% of Total	% of Total
Technology Solutions	21.74%	4.88%
Wealth Management	30.51%	28.38%
Brokerage	47.75%	66.75%
Total	100.00%	100.00%

During the three months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $2,135,030 and $2,476,139 (excluding amortization expenses), respectively. The G&A costs were 39.39% and 40.40% of the revenue for the three months ended June 30, 2025, and 2024, respectively. Amortization expenses were $310,884 and $26,167 for the three months ended June 30, 2025, and 2024, respectively, included in the Cost of Sales.

The rental expense was $61,150 and $11,106 for the three months ended June 30, 2025, and 2024, respectively.

The Company incurred $293,937 and $781,022 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.42% and 12.74% of the sales for the three months ending June 30, 2025, and 2024, respectively.

Six Months Ended June 30, 2025, compared with Six Months Ended June 30, 2024

The consolidated revenues for the six months ended June 30, 2025, and 2024 were $11,396,739 and $12,505,856, respectively. During the six months ended June 30, 2025, and 2024, the Company reported net losses of $111,334 and $92,765, respectively.

The total revenue breakdown for the six months ended June 30, 2025, and 2024 is below:

Six Months Ended	June 30, 2025 (Unaudited; Restated)	June 30, 2024 (Unaudited; Restated)
Revenue Description	% of Total	% of Total
Technology Solutions	17.48%	4.44%
Wealth Management	27.98%	26.01%
Brokerage	54.54%	69.55%
Total	100.00%	100.00%

During the six months ended June 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $4,271,708 and $4,702,463 (excluding amortization expenses), respectively. The G&A costs were 37.48% and 37.60% of the revenue for the six months ended June 30, 2025, and 2024, respectively. Amortization expenses were $495,168 and $26,167 for the six months ended June 30, 2025, and 2024, respectively, included in the Cost of Sales.

The rental expense was $122,300 and $38,056 for the six months ended June 30, 2025, and 2024, respectively.

The Company incurred $570,141 and $827,947 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ended June 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.00% and 6.62% of the sales for the six months ended June 30, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, and December 31, 2024, we had cash balances of $19,063,258 and $25,376,957, respectively. At June 30, 2025, and December 31, 2024, the working capital surplus was $4,148,922 and $991,609, respectively.

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

GOING CONCERN CONSIDERATION

We generated revenues of $11,396,739 and $12,505,856 for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, and December 31, 2024, the accumulated deficit was $2,541,213 and $2,396,102. Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our 10-K for the fiscal year ended December 31, 2024, as amended, filed with the SEC on June 30, 2025. We continually evaluate our critical accounting estimates and judgments, as required by our policies, and update them as necessary based on changing conditions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, and as further described below in connection with the restatement of our previously issued financial statements, our Certifying Officers concluded that, as of the end of the period covered by this Amendment, our disclosure controls and procedures were not effective. In light of the material weaknesses described below, our management performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this Amendment have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management has concluded that, notwithstanding the material weaknesses identified, the unaudited condensed consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. Material Weaknesses in Internal Control over Financial Reporting. In connection with the preparation of this Amendment, the Company identified the following material weaknesses in its internal control over financial reporting: (i) Subscription Receivable Classification—The Company did not have effective controls to ensure that subscription receivables for capital stock subscribed but not yet collected were presented as a deduction from stockholders’ equity (contra-equity), rather than as a current asset, in accordance with ASC 505-10-45-2; (ii) Stock Issuance Tracking—The Company did not have effective controls to ensure that all common share issuances physically delivered to recipients were timely recorded in the Company’s share register and reflected in its consolidated financial statements (specifically, 500,000 shares of common stock issued in October 2021 were not recorded by the Company’s transfer agent and were not reflected in the financial statements as originally filed); (iii) Restricted Cash Presentation—The Company did not have effective controls to ensure that segregated client funds held by its regulated subsidiaries were classified as restricted cash, separate from the firm’s own operating cash, in accordance with ASC 230-10-50-8; and (iv) Noncontrolling Interest and Accumulated Other Comprehensive Income Allocation—The Company did not have effective controls to ensure that the noncontrolling interest walk and the allocation of other comprehensive income between the noncontrolling interest and the controlling interest were prepared in accordance with ASC 810-10 and ASC 220-10, respectively. Remediation Plan. Management, under the oversight of the Board of Directors, has begun implementing the following remediation measures: (a) engagement of an external accounting advisory firm to assist with technical accounting consultation on complex transactions; (b) implementation of a quarterly share register reconciliation process between the Company’s records and those of the transfer agent; (c) enhancement of the cash classification policy to specifically address segregated client funds at regulated subsidiaries; and (d) development of standardized templates and review procedures for the noncontrolling interest walk and other comprehensive income allocation. Management believes the steps outlined above, when fully implemented and operating effectively, will remediate the material weaknesses described herein. However, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that the controls are designed and operating effectively.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Asher Alkoby, et al. v. FDCTech, Inc.

On December 9, 2024, Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), the Company’s Malta-incorporated broker-dealer subsidiary acquired in June 2023, filed a claim against the Company in the London Circuit Commercial Court (Claim No. LM-2024-000330). The claimants seek approximately $1.02 million in amounts they allege are owed under the Share Sale Agreement, together with rectification of the agreement to render it legally enforceable. Following completion of the acquisition, the Company identified anti-money laundering deficiencies at the subsidiary that had resulted in a 2019 administrative fine by the Malta Financial Intelligence Analysis Unit (“FIAU”), as well as undisclosed loans taken by the previous shareholders from the subsidiary that had not been repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, the Company withheld the final payment otherwise due to the sellers. The Company has filed a counterclaim seeking a declaration that the Share Sale Agreement is ineffective and unenforceable and repayment of $915,000 previously paid to the sellers. The Company served its Defense and Counterclaim on May 9, 2025. Subsequent to June 30, 2025, on October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. A Costs and Case Management Conference took place on November 17, 2025, at which directions were given for trial, which is scheduled for November 2026. The Company believes it has meritorious defenses and counterclaims and intends to defend the action vigorously. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter with certainty.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

On October 19, 2023, AML filed an appeal in the Court of Appeal (Inferior Jurisdiction) in Malta challenging an administrative penalty of €419,997 and a follow-up directive imposed by the FIAU on September 23, 2023. The FIAU penalty was based on a compliance examination conducted between November 25, 2019 and December 5, 2019, prior to the Company’s acquisition of AML and under different ownership and control of the subsidiary. The appeal challenges the decision-making process leading to the penalty and the law on which it was based, asserts that the penalty is arbitrary and excessive, and contends that certain aspects of the decision are unfounded in law and fact. The case is in the evidentiary production stage pertaining to the Company as appellant. Subsequent to June 30, 2025, a hearing was held on October 24, 2025 for the Company to continue presenting evidence. The Court has scheduled an additional hearing for February 2, 2026 for the FIAU to cross-examine the Company’s witnesses, following which the matter will be adjourned for final legal submissions. The Company believes it has meritorious grounds for the appeal and intends to pursue it vigorously.

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

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

Subsequent to June 30, 2025, the Company filed a complaint in the Superior Court of California, County of Orange, against the operators of the websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com. The complaint alleges that the defendants published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing reputational and financial harm including lost business opportunities, and engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, and seeks damages and injunctive relief. As of the date of this filing, the complaint had not yet been served. A hearing took place on December 15, 2025 on the Company’s motion, following which the court instructed the Company to conduct an investigation as to the beneficial owner of Intelligenceline.com. The Company is the plaintiff in this matter.

The Company records a liability for loss contingencies when management, in consultation with legal counsel, determines that a loss is probable and the amount can be reasonably estimated. As of June 30, 2025, no amounts have been accrued for the matters described above, as management has determined, in consultation with counsel, that a loss is not probable or, where reasonably possible, cannot be reasonably estimated. The Company is unable to estimate the reasonably possible loss or range of loss, if any, in excess of amounts accrued for the matters described above. The Company believes it has meritorious defenses and counterclaims in the matters in which it is a defendant and intends to defend them vigorously; however, litigation is inherently uncertain, and the Company cannot predict the outcomes with certainty.

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

