Form 10-Q/A
period 2025-09-30
FDCTECH, INC.
filed 2026-06-08
CIK 1722731

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

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	F-1

Consolidated Balance Sheets as of September 30, 2025 (Unaudited; Restated), and December 31, 2024 (Audited; Restated)	F-2

Consolidated Statements of Operations for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-4

Consolidated Statements of Cash Flows for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-6

Notes to Unaudited Consolidated Financial Statements	F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	12

Item 4. Controls and Procedures	12

PART II.

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures.	13

Item 5. Other Information.	13

Item 6. Exhibits.	14

SIGNATURES	15

EXHIBIT INDEX

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of FDCTech, Inc. (the “Company”) for the three and nine months ended September 30, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2025, is being filed to restate the Company’s previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2025, and the comparative period.

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 should no longer be relied upon because of errors in those financial statements. The Company is filing this Amendment to restate the affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” This Amendment amends and restates Items 1, 2, and 4 of Part I of the Original Filing. The restatement adjustments are described in detail in Note 2 (Restatement of Previously Issued Financial Statements) to the unaudited condensed consolidated financial statements included in this Amendment. The principal restatement items relate to: (i) reclassification of a subscription receivable from current assets to a contra-equity account; (ii) recognition of 500,000 shares of common stock issued in October 2021 that were not previously recorded in the Company’s share register; (iii) separate presentation of restricted cash representing client funds segregated under regulatory requirements; (iv) correction of the noncontrolling interest walk in accordance with ASC 810-10; (v) correction of the allocation of accumulated other comprehensive income in accordance with ASC 220-10; and (vi) reclassification of the AIL acquisition from a third-party business combination under ASC 805 to a transaction between entities under common control in accordance with ASC 805-50, reflecting Mr. Gope S. Kundnani’s control of both the Company and Sync Capital Limited, the seller; (vii) the reclassification of cost of sales of Alchemytech Ltd. (“ATECH”) from the Technology & software segment to the Brokerage segment; and (viii) the reclassification from “Cash” of $3,500,000 of client funds of Alchemy Prime Limited (“APL”) and $3,574,201 (€3,453,334) of external third-party assets held by Alchemy Markets Ltd. (“AML”), aggregating $7,074,201, to “Restricted cash — client funds (segregated)” with corresponding recognition in “Client funds payable”; and (ix) corrections to the classification of operating expenses and other income (expense) and a $31,000 revenue cut-off correction, which changed net income (loss) for the three and nine months ended September 30, 2025 as described in Note 2.

In addition, this Amendment expands the disclosure of legal proceedings in (i) the notes to the unaudited condensed consolidated financial statements, (ii) Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) Part II, Item 1, Legal Proceedings, to describe matters that existed as of September 30, 2025 and developments thereafter through the date of this Amendment, which were not disclosed in the Original Filing. These expanded legal proceedings disclosures supplement, but do not modify, the financial statements being restated. Concurrently with this Amendment, the Company has filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, each reflecting consistent restatement adjustments and legal proceedings disclosures.

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

4

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

Index to Consolidated Financial Statements

Pages

Consolidated Balance Sheets as of September 30, 2025 (Unaudited; Restated), and December 31, 2024 (Audited; Restated)	F-2

Consolidated Statements of Operations for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-4

Consolidated Statements of Cash Flows for the Three and Nine months ended September 30, 2025 (Unaudited; Restated) and 2024 (Unaudited; Restated)	F-6

Notes to the Consolidated Financial Statements	F-7

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited, Restated)	December 31, 2024 (Audited, Restated)
Assets
Current assets:
Cash and cash equivalents	$163,400	$13,850,168
Restricted cash (client funds, segregated)	$17,451,322	$11,526,789
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $22,382, respectively	305,872	25,000
Prepaid expenses – current	437,222	156,335
Related party receivable	5,724,710	1,682,450
Total Current assets	24,082,526	27,240,742
Fixed assets, net	193,886	185,195
Other Non-Current assets
Prepaid – non-current	58,750	-
Capitalized software, net	1,387,486	1,163,309
Investment through a subsidiary	36,062	36,062
Accrued income	2,758,908	2,073,193
Acquired intangible assets	1,363,388	1,317,108
Tax receivable	190,346	167,907
Fair value of trading positions for the firm, profit	1,195,378	607,157
Right of use (lease)	854,551	978,254
Total assets	$32,121,281	$33,768,927
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$320,921	$229,316
Line of credit	179,374	115,337
Accrued expenses, related party	532,000	519,500
Business acquisition loan	350,000	350,000
Cares act- paycheck protection program advance	0	5,661
Related party advances	2,722,615	7,992,840
Client funds payable	17,451,322	11,526,789
Operating lease liability, current	187,044	181,580
Other current liabilities	980,036	5,328,110
Total Current liabilities	22,723,312	26,249,133
Deferred tax liabilities	377,975	333,418
SBA loan – non-current	107,805	114,184
Operating lease liability, non-current	390,407	530,348
Accrued interest – non-current	45,379	70,493
Total liabilities	23,644,878	27,297,576
Commitments and Contingencies (Note 8)	-	-
Stockholders’ Deficit:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of September 30, 2025, and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of September 30, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 500,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of September 30, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, including Common, Series A and Series B Preferred	18,209,434	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	23,803	(72,781)
Accumulated deficit	(1,885,726)	(2,396,102)
Total FDCTech, Inc. stockholders’ equity (deficit)	8,390,506	6,454,531
Noncontrolling interest	85,897	16,820
Total Stockholders’ Equity	8,476,403	6,471,351
Total liabilities and stockholders’ equity (deficit)	$32,121,281	$33,768,927

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited; Restated)	(Unaudited; Restated)	(Unaudited; Restated)	(Unaudited; Restated)
Revenues
Technology & software	$1,361,636	$532,085	3,353,598	1,086,844
Wealth management	1,788,079	1,669,675	4,976,601	4,922,551
Brokerage (Trading)	2,722,657	3,471,248	8,938,912	12,169,469
Total revenue	5,872,372	5,673,008	17,269,111	18,178,864
Cost of sales
Technology & software	-	93,541	-	119,708
Wealth management	1,576,991	1,528,308	4,410,589	4,461,671
Brokerage (Trading)	60,237	1,390,778	3,458,121	6,363,631
Total cost of sales	1,637,228	3,012,627	7,868,710	10,945,010
Gross Profit	4,235,144	2,660,381	9,400,401	7,233,854
Operating expenses:
General and administrative	3,234,153	2,707,832	7,505,861	7,410,295
Sales and marketing	317,379	383,777	887,520	1,211,724
Depreciation	44,992	45,768	127,100	$132,546
Total operating expenses	3,596,524	3,137,377	8,520,481	8,754,565
Operating income (loss)	638,620	(476,996)	879,920	(1,520,711)
Other income (expense):
Other interest income (expense)	(172,107)	25,542	(156,638)	(683,207)
Other income (expense)	268,739	(151,855)	(99,364)	1,507,844
Total other income (expense)	96,632	(126,313)	(256,002)	824,637
Income (loss) before provision for income taxes	735,252	(603,309)	623,918	(696,074)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	735,252	(603,309)	623,918	(696,074)
Less: Net income (loss) attributable to noncontrolling interest	79,765	3,898	113,542	(16,940)
Net income attributable to FDCTech’s shareholders	655,487	(607,207)	510,376	(679,134)
Net income (loss) per common share, basic and diluted	0.00	(0.00)	0.00	(0.00)
Weighted average number of common shares outstanding basic and diluted	423,084,729	391,084,729	423,084,729	390,139,674
Other comprehensive income (loss):
Change in foreign currency translation	(240,851)	159,304	96,584	(85,636)
Total other comprehensive income (loss)	(240,851)	159,304	96,584	(85,636)
Total comprehensive income (loss)	494,401	(444,005)	720,502	(781,710)
Comprehensive income (loss) attributable to noncontrolling interests	81,491	6,038	120,656	(8,380)
Comprehensive income (loss) attributable to FDCTech stockholders	412,910	(450,043)	599,846	(773,330)

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Subscription	Noncontrolling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable	interest	Deficit	(Deficit)
Three months ended September 30, 2024 (Restated)
Balance, June 30, 2024	6,861,844	$686	391,084,729	$39,108	$17,018,934	$(19,712)	$(8,200,000)	$12,395	$(2,715,574)	$6,135,837
Three months ended September 30, 2024
Change in APIC due to common control	-	-	-	-	12,828	-	-		-	12,828
FX gain (loss)	-	-	-	-	-	159,304	-		-	159,304
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	3,898	-	3,898
Foreign currency translation — noncontrolling interest								(6,492)		(6,492)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		(607,207)	(607,207)
Balance, September 30, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$17,031,762	$139,592	$(8,200,000)	$9,801	$(3,322,781)	$5,698,168

Three months ended September 30, 2025 (Restated)
Balance, June 30, 2025	6,871,844	$687	423,084,729	$42,308	$18,459,603	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647
Three months ended September 30, 2025
Change in APIC due to common control	-	-	-	-	(250,169)		-	-	-	(250,169)
FX gain (loss)	-	-	-	-	-	(240,851)		-	-	(240,851)
Net income (loss) attributable to noncontrolling interest								79,765		79,765
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(35,476)	-	(35,476)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		655,487	655,487
Balance, September 30, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$18,209,434	$23,803	$(8,000,000)	$85,897	$(1,885,726)	$8,476,403

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Subscription		Noncontrolling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable		interest	Deficit	(Deficit)
Nine months ended September 30, 2024 (Restated)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$-		$38,939	$(2,643,647)	$13,049,777
Nine months ended September 30, 2024
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-			-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-			-	792,200
Common stock adjusted for services	-	-	500,000	50	54,700	-	-			-	54,750
Stock subscription reclassification	-	-	-	-	-	-	(8,200,000)			-	(8,200,000)
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-			-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-			-	8,900
Change in APIC due to common control	-	-	-	-	766,649	-	-			-	766,649
FX gain (loss)	-	-	-	-	-	(85,636)	-			-	(85,636)
Net income (loss) attributable to noncontrolling interest									(16,940)		(16,940)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-		-	(12,198)	-	(12,198)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-			(679,134)	(679,134)
Balance, September 30, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$17,031,762	$139,592	$(8,200,000)		$9,801	$(3,322,781)	$5,698,168

Nine months ended September 30, 2025 (Restated)
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)		$16,820	$(2,396,102)	$6,471,351
Nine months ended September 30, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-			-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-		-		-	14,100
Change in APIC due to common control	-	-	-	-	1,279,715	-		-		-	1,279,715
FX gain (loss)	-	-	-	-	-	96,584		-		-	96,584
Net income (loss) attributable to noncontrolling interest									113,542		113,542
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-		(44,465)	-	(44,465)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-			510,376	510,376
Balance, September 30, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$18,209,434	$23,803	$(8,000,000)		$85,897	$(1,885,726)	$8,476,403

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2025 (Unaudited; Restated)	September 30, 2024 (Unaudited; Restated)
Operating activities:
Net income (loss)	623,918	(696,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127,100	132,546
Common stock issued for services	35,200	54,750
Series B Preferred issued for services	14,100	792,200
Accounts receivable allowance	22,382	22,382
Fixed assets, net	(135,791)	(347,214)
Acquired intangible assets	(46,280)	(12,695)
Change in assets and liabilities:
Gross accounts receivable	(303,254)	977,118
Prepaid	(339,637)	224,437
Related party receivable	(4,042,260)	(1,187,686)
Accounts payable	91,605	143,274
Other current liabilities	(4,348,074)	4,699,893
Accrued interest	(25,114)	42,164
Client funds payable	5,924,533	(8,643,333)
Fair value of trading position, net	(588,221)	814,652
Operating lease	(134,477)	756,847
Deferred taxes	44,557	(487,642)
Related party guarantee	-	(27,139)
Tax receivable by subsidiaries	(22,439)	(3,554)
Accrued income	(685,715)	154,709
Right of use of assets (lease)	123,703	(976,918)
Accrued expenses, related party	12,500	(15,000)
Net cash provided (used) in operating activities	(3,651,664)	(3,582,283)
Investing Activities:
Capitalized software	(224,177)	115,244
Business acquisition loan	-	25,000
Changes in paid-in capital	1,279,715	766,649
Net cash provided (used) in investing activities	1,055,538	906,893
Financing Activities:
Borrowing from (payments to) line of credit	64,037	(29,987)
Net proceeds from cares act - paycheck protection program	(5,661)	(10,494)
Net proceeds from SBA loan	(6,379)	(6,379)
Related party advances	(5,270,225)	(535,660)
Common stock issued for cash	-	20,000
Common stock issued for financing cost	-	8,900
Series A Preferred cancelation	-	(200)
Change in noncontrolling interest	69,077	(29,138)
Noncontrolling (income) loss	(113,542)	16,940
Net cash provided (used) by financing activities	(5,262,693)	(566,018)
Effect of exchange rates	96,584	(85,636)
Net increase (decrease) in cash	(7,762,235)	(3,327,044)
Cash and cash equivalents, and restricted cash at beginning of period	25,376,957	31,316,461
Cash and cash equivalents, and restricted cash at end of period	17,614,722	27,989,417
Cash paid for income taxes	-	-
Cash paid for interest	-	-
Non - cash investing and financing activities:	-	-

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

Key subsidiaries include:

●	AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm managing over 530 million in client assets with a network of 28 financial advisors.

●	Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

●	Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

●	AlchemyTech Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

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

The Company will assume a business acquisition loan liability of 350,000 to purchase the controlling interest in AML. To comply with the BVI Companies Act’s requirement for a change of ownership, the company amended the Agreement as of June 30, 2023. The Company closed the acquisition as of June 30, 2023, and consolidated the fair value of AML’s assets and liabilities from June 30, 2023.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company shall pay the community bank a sum of 100,000 in six equal installments of 15,000 and one final payment of 10,000 from April 2024 to November 2024.

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

AML acquired 35 clients from a Cypriot-based brokerage, transferring over 800,000 in client equity. Most of these clients are French, helping the Company establish its foothold in the French market.

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

Investment and Brokerage consolidated revenues for the nine months ended September 30, 2025, and 2024 were 8,938,912 and 12,169,469, respectively.

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 financial advisors and 530+ million in funds under advice. ADS provides licensing solutions for financial advisers and accountants in Australia and offers financial planners different licensing, compliance, and education solutions to meet their practice’s specific needs.

Wealth Management consolidated revenues for the nine months ended September 30, 2025, and 2024 were 4,976,601 and 4,922,551, respectively.

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

The Company is developing the Condor Investing & Trading App, a simplified trading platform for traders with varied experiences in trading stocks, ETFs, and other financial markets from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the fourth quarter of the fiscal year ending December 31, 2026.

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

The Company has seven licensing agreements for its Condor Pro Multi-Asset Trading Platform as of the period ended September 30, 2025. The Company continuously negotiates additional licensing agreements with several retail online brokers to use the Condor Pro Multi-Asset Trading Platform. Condor Pro Multi-Asset Trading Platform is available in desktop, web, and mobile versions.

The consolidated revenues for Technology and Software Development for the nine months ended September 30, 2025, and 2024, were 3,353,598 and 1,086,844, respectively.

Settlement of the FRH Group Note

Between February 22, 2016, and April 24, 2017, the Company borrowed 1,000,000 from FRH Group, a founder and principal shareholder (“FRH”). The Company executed Convertible Promissory Notes, due between February 28, 2018, and April 24, 2019. The Notes were convertible into common stock initially at 0.10 per share but may be discounted under certain circumstances. In no event will the conversion price be less than 0.05 per share with a maximum of 20,000,000 shares issued to FRH. On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of 1,256,908, in return for the issuance of 12,569,080 of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, which Mr. Hong also owned.

2021-2022 Equity Line of Credit

On October 04, 2021, the Company filed a prospectus that relates to the resale of up to 22,670,000 shares of our Common Stock issued or issuable to selling shareholders for up to 2,200,000, including (i) up to 2,000,000 shares issued to AD Securities America, LLC, (ii) up to 20,000,000 issuable to White Lion Capital, LLC (“White Lion”), according to a “Purchase Notice Right” under an Investment Agreement and (iii) 670,000 shares issued to White Lion as a commitment fee associated with the Investment Agreement. From October 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of 38,824 after deducting financing costs associated with the Investment Agreement.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

From January 2021 to February 2022, the Company executed five “Purchase Notice Rights” under an Investment Agreement with White Lion and received a net of 33,596 after deducting financing costs associated with the Investment Agreement. From October 2021 to February 2022, the Company received 72,420 from the Investment Agreement.

The Company also received a net amount of 81,000 from the related parties to fund its operations. Our cash balance is 93,546 as of December 31, 2021. The Company did not receive additional funding from the U.S. Small Business Administration (SBA) or the Cares Act Paycheck Protection Program during the fiscal year ending December 31, 2021.

2022 Promissory Note

On January 27, 2022, the Company issued a 550,000 promissory note to AJB Capital Investments, LLC, maturing on July 27, 2022, with a 10% coupon. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US 155,000 of the Company’s common stock. The Company issued 2,214,286 shares of common stock at 0.07 per share and 1,000,000 three-year warrants at 0.30 each. The Warrants and the Shares, collectively known as the Incentive Fee, are issued upon execution of the agreement.

Related Party Investments from 2022 to 2024

On January 25, 2023, the Company issued 115,000,000 restricted common shares for cash valued at $550,000 to Kundnani, considered a related party.

On March 28, 2023, the Company issued 2,000,000 restricted common shares for cash valued at $20,000.

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released 180,000 to increase cash on hand.

On November 30, 2023, Kundnani, a related party, purchased 2,500,000 shares of Series A Preferred stock of the Company for 2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 shares of the Company’s common stock for 5.5 million. The Company has issued the common stock to Kundnani.

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided 20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024.

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

Description of Company’s Securities to be Registered

Effective September 03, 2021, the Company’s description of its common stock, par value 0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1 (File No. 333- 221726), as initially filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2017, as subsequently amended (the “Registration Statement”). Since the Registration Statement was filed, the Company has made all required filings under Section 15(d) and has continued to file all reports voluntarily.

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

Restatement of Previously Issued Financial Statements

Following the engagement of LAO Professionals (“LAO”) as the Company’s independent registered public accounting firm on April 3, 2025, and in connection with LAO’s reaudit of the Company’s consolidated financial statements for the year ended December 31, 2024, management and the Board of Directors identified errors in the Company’s previously issued condensed consolidated financial statements. On June 3, 2026, the Board of Directors, after consultation with management and LAO, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 (as included in the Original Filing) should no longer be relied upon. The Company is restating its affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” Concurrently with this Amendment, the Company has filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, restating its annual financial statements for the fiscal years ended December 31, 2024 and 2025, and the comparative periods. The restatement reflects the following adjustments: (a) Subscription Receivable Reclassification to Contra-Equity (ASC 505-10-45-2)—a subscription receivable totaling 8,200,000 originally recognized on November 30, 2023 has been reclassified from current assets to a contra-equity account; (b) Unrecorded Stock Issuance to Global Career Networks Inc. (ASC 250-10-45-23)—500,000 shares of common stock issued October 5, 2021 at 0.1095 per share were not recorded by the Company’s transfer agent and have been recognized retrospectively to the original transaction date; (c) Restricted Cash for Client Funds Segregated (ASC 230-10-50-8)—cash held by the Company’s regulated subsidiaries on behalf of clients has been reclassified from “Cash” to a separate line item, “Restricted cash — client funds (segregated),” with the corresponding liability re-titled “Client funds payable”; (d) Noncontrolling Interest Walk Correction (ASC 810-10)—noncontrolling interest balances have been corrected to reflect only the 49% noncontrolling share of AD Advisory Services Pty Ltd net income and other comprehensive income, with no common-control reallocation; (e) Accumulated Other Comprehensive Income Allocation Correction (ASC 220-10)—FDC’s accumulated other comprehensive income has been corrected to exclude the noncontrolling interest’s allocable share of foreign currency translation adjustment; (f) Reclassification of Balances Held Within AML Cash Accounts (ASC 940)—3,500,000 of client funds of Alchemy Prime Limited (“APL”) held within Alchemy Markets Ltd. (“AML”) designated liquidity provider account, and 3,574,201 (€3,453,334) of external third-party assets held by AML on behalf of a non-Group counterparty, aggregating 7,074,201, have been reclassified from “Cash” to “Restricted cash — client funds (segregated)” with corresponding recognition in “Client funds payable,” consistent with Adjustments B and C described in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2024; and (g) Segment Reclassification of ATECH Cost of Sales—cost of sales of Alchemytech Ltd. (“ATECH”), a Cyprus-based subsidiary providing information technology, sales, and marketing services to the Company’s affiliated brokerage operations, has been reclassified from the Technology & software segment to the Brokerage segment to reflect the segment to which those services support. Total cost of sales, gross profit, and net income (loss) are unaffected by this reclassification.

Restatement Adjustments by Category

Background

Subsequent to the issuance of its unaudited interim consolidated financial statements for the three and nine months ended September 30, 2025 (originally filed on Form 10-Q on November 13, 2025, Accession No. 0001493152-25-022191) and for the three and nine months ended September 30, 2024 (originally filed on Form 10-Q on November 19, 2024, Accession No. 0001493152-24-052613), management of FDCTech, Inc. (the “Company”) identified errors in the presentation and classification of certain balance-sheet, statement-of-operations, and statement-of-cash-flows captions. The Company has restated those interim financial statements to correct these errors. The restated amounts have no effect on the Company’s compliance with debt covenants or regulatory capital requirements.

Description of restatement adjustments

(a) Segregation of restricted cash (client funds). The Company previously reported all cash, including cash held on behalf of brokerage customers, in a single “Cash” caption and the related liability as “Customer funds.” The restated balance sheets present client funds segregated from operating cash as “Restricted cash (client funds, segregated)” with a corresponding liability captioned “Client funds payable.” The statements of cash flows have been conformed to present the change in client funds (segregated) within operating activities and to present the beginning- and ending-of-period reconciliation on a combined cash, cash equivalents, and restricted cash basis.

(b) Subscription receivable reclassification. The Company previously reported 8,200,000 of subscription receivable as a current asset. Management determined that the subscription receivable, which represents amounts due from investors in respect of equity instruments, should be presented as a contra-equity reduction of stockholders’ equity in accordance with SAB Topic 4.E and ASC 505-10-45-2. The reclassification reduces total current assets and total stockholders’ equity in equal amounts and has no effect on net income (loss) or cash flows from operating, investing, or financing activities, except for reclassification of the original recognition through changes in paid-in capital in the prior-year cash-flow statement.

(c) Disaggregation of additional paid-in capital. Additional paid-in capital was previously reported on a combined basis covering common stock, Series A Preferred and Series B Preferred. The restated balance sheets present “Additional paid-in capital” (attributable to common and Series A Preferred) and “Additional paid-in capital, Series B Preferred stock” as separate captions to provide users with the components of paid-in capital by class of equity security.

(d) Reclassification within receivables and operating leases. Certain amounts previously reported within “Related party receivable” and the right-of-use asset / operating lease liability have been reclassified to conform to the restated presentation, including (i) reduction of Related party receivable for amounts determined to relate to other parties or other balance-sheet captions and (ii) re-measurement of the right-of-use asset and current/non-current operating lease liability to correct an error in the lease-term schedule.

(e) Reclassification of operating expenses and other income (expense). General and administrative expense and sales and marketing expense for the three and nine months ended September 30, 2025 and 2024 have been re-presented to correct certain misclassifications between G&A, S&M, cost of sales (brokerage), and other income (expense). In addition, the three months ended September 30, 2025 reflect a 31,000 reduction in technology & software revenue to correct a cut-off error.

(f) Effect on accumulated deficit and AOCI. The cumulative net effect of the foregoing adjustments on accumulated deficit at September 30, 2025 was a favorable adjustment of 355,277 (from (2,241,003) as previously reported to ($1,885,726) as restated). The cumulative effect on accumulated other comprehensive income (loss) at September 30, 2025 was an unfavorable adjustment of (19,511) (from 43,314 as previously reported to 23,803 as restated). The corresponding adjustments to accumulated deficit at September 30, 2024 reduced accumulated deficit by 165,321 (from (3,488,102) to (3,322,781) — favorable).

	As Previously	As
	Reported (A)	Restated (B)	Difference
			(B) - (A)
CONSOLIDATED BALANCE SHEETS
As of September 30, 2025
ASSETS
Cash (a)	24,777,611	163,400	(24,614,211)
Restricted cash (client funds, segregated) (a)	-	17,451,322	17,451,322
Accounts receivable, net	305,872	305,872	-
Prepaid expenses — current (d)	495,972	437,222	(58,750)
Subscription receivable (b)	8,200,000	-	(8,200,000)
Related party receivable	6,443,484	5,724,710	(718,774)
Total current assets	40,222,939	24,082,526	(16,140,413)
Prepaid expenses — non-current (d)	-	58,750	58,750
Right-of-use asset (d)	579,686	854,551	274,865
Total assets	47,928,079	32,121,281	(15,806,798)
Related party advances (d)	3,456,976	2,722,615	(734,361)
Customer funds / Client funds payable (a)	24,525,523	17,451,322	(7,074,201)
Operating lease liability, current (d)	451,900	187,044	(264,856)
Total current liabilities	30,796,730	22,723,312	(8,073,418)
Operating lease liability — non-current (d)	127,786	390,407	262,621
Total liabilities	31,455,675	23,644,878	(7,810,797)
Common stock, par value $0.0001 (e)	42,258	42,308	50
Additional paid-in capital (common & Series A) (c)	18,541,251	14,865,371	(3,675,880)
Subscription receivable (contra-equity) (b)	-	(8,000,000)	(8,000,000)
Additional paid-in capital, Series B Preferred (c)	-	3,344,063	3,344,063
Accumulated other comprehensive income (loss) (f)	43,314	23,803	(19,511)
Accumulated deficit	(2,241,003)	(1,885,726)	355,277
Total FDCTech, Inc. stockholders’ equity (deficit)	16,386,507	8,390,506	(7,996,001)
Noncontrolling interest	85,897	85,897	-
Total liabilities and stockholders’ equity (deficit)	47,928,079	32,121,281	(15,806,798)

CONSOLIDATED BALANCE SHEETS
As of September 30, 2024
ASSETS
Cash (a)	27,989,417	6,412,480	(21,576,937)
Restricted cash (client funds, segregated) (a)	-	21,576,937	21,576,937
Subscription receivable (b)	8,200,000	-	(8,200,000)
Total current assets	37,585,357	29,385,357	(8,200,000)
Right-of-use asset (d)	-	1,016,601	1,016,601
Total assets	43,256,750	36,073,351	(7,183,399)
Operating lease liability, current (d)	-	219,078	219,078
Total current liabilities	29,028,178	29,247,256	219,078
Operating lease liability — non-current (d)	-	577,452	577,452
Total liabilities	29,578,653	30,375,183	796,530
Common stock, par value 0.0001 (e)	39,058	39,108	50
Additional paid-in capital, common stock (c)	13,647,098	13,701,798	54,700
Subscription receivable (contra-equity) (b)	-	(8,200,000)	(8,200,000)
Accumulated deficit (f)	(3,488,102)	(3,322,781)	165,321
Total FDCTech, Inc. stockholders’ equity (deficit)	13,668,296	5,688,367	(7,979,929)
Total liabilities and stockholders’ equity (deficit)	43,256,750	36,073,351	(7,183,399)

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2025
Technology & software revenue (e)	1,392,636	1,361,636	(31,000)
Total revenue	5,903,372	5,872,372	(31,000)
Brokerage (Trading) cost of sales (e)	555,405	60,237	(495,168)
Total cost of sales	2,132,396	1,637,228	(495,168)
Gross profit	3,770,976	4,235,144	464,168
General and administrative (e)	2,743,574	3,234,153	490,579
Sales and marketing (e)	323,634	317,379	(6,255)
Total operating expenses	3,112,200	3,596,524	484,324
Operating income (loss)	658,776	638,620	(20,156)
Other income (expense), net (e)	268,738	268,739	-
Net income (loss)	755,408	735,252	(20,156)
Net income (loss) attributable to FDCTech	755,408	655,487	(99,921)
Other income (expense)	268,738	268,739	-
Total other income (expense)	96,632	96,632	-
Income (loss) before provision for income taxes	755,408	735,252	(20,156)

Nine Months Ended September 30, 2025
Technology & software revenue (e)	3,400,210	3,353,598	(46,612)
Total revenue	17,315,723	17,269,111	(46,612)
Brokerage (Trading) cost of sales (e)	3,458,121	3,458,121	-
Total cost of sales	7,868,710	7,868,710	-
Gross profit	9,447,013	9,400,401	(46,612)
General and administrative (e)	7,523,340	7,505,861	(17,479)
Sales and marketing (e)	898,430	887,520	(10,910)
Total operating expenses	8,548,870	8,520,481	(28,389)
Operating income (loss)	898,143	879,920	(18,223)
Other income (expense), net (e)	(305,346)	(99,364)	205,982
Net income (loss)	436,159	623,918	187,759
Net income (loss) attributable to FDCTech	436,159	510,376	74,217

Three Months Ended September 30, 2024
General and administrative (e)	2,754,088	2,707,832	(46,256)
Total operating expenses	3,183,633	3,137,377	(46,256)
Operating income (loss)	(523,252)	(476,996)	46,256
Net income (loss)	(649,565)	(603,309)	46,256
Net income (loss) attributable to FDCTech	(649,565)	(607,207)	42,358

Nine Months Ended September 30, 2024
General and administrative (e)	7,575,616	7,410,295	(165,321)
Total operating expenses	8,919,886	8,754,565	(165,321)
Operating income (loss)	(1,686,032)	(1,520,711)	165,321
Net income (loss)	(861,395)	(696,074)	165,321
Net income (loss) attributable to FDCTech	(861,395)	(679,134)	182,261

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2025
Change in APIC due to common control	1,485,743	1,279,715	(206,028)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2025
Net income (loss) (f)	436,159	623,918	187,759
Depreciation (e)	82,108	127,100	44,992
Common stock issued for services (e)	49,299	35,200	(14,099)
Series B Preferred issued for services (c)	1	14,100	14,099
Accounts receivable allowance (e)	0	22,382	22,382
Fixed assets (e)	(90,799)	(135,791)	(44,992)
Gross accounts receivable (e)	(280,872)	(303,254)	(22,382)
Related party receivable (d)	(4,028,659)	(4,042,260)	(13,601)
Operating lease (d)	(132,242)	(134,477)	(2,235)
Right of use of assets (lease) (d)	132,242	123,703	(8,539)
Net cash used in operating activities	(3,815,048)	(3,651,664)	163,384
Changes in paid-in capital (b)(c)	1,485,743	1,279,715	(206,028)
Net cash provided by (used in) investing activities	1,358,150	1,055,538	(302,612)
Related party advances (d)	2,445,588	(5,270,225)	(7,715,813)
Change in noncontrolling interest	(44,465)	69,077	113,542
Net cash provided by (used in) financing activities	2,453,120	(5,262,693)	(7,784,890)
Effect of exchange rates	96,584	96,584	-
Net increase (decrease) in cash and restricted cash	(3,778)	(7,762,235)	(7,758,457)
Cash and restricted cash at beginning of period	24,781,389	25,376,957	595,568
Cash and restricted cash at end of period	24,777,611	17,614,722	(7,162,889)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2024
Net income (loss) (f)	(861,395)	(696,074)	165,321
Software amortization (e)	26,167	-	(26,167)
Common stock issued for services (e)	-	54,750	54,750
Subscription receivable activity (b)	-	8,200,000	8,200,000
Operating lease (d)	(39,683)	756,847	796,530
Right of use of assets (lease) (d)	39,683	(976,918)	(1,016,601)
Net cash provided by (used in) operating activities	(3,556,116)	4,617,717	8,173,833
Capitalized software (e)	89,077	115,244	26,167
Net cash provided by (used in) investing activities	795,090	906,893	111,803
Stock receivable/subscription reclassification (b)	-	(8,200,000)	(8,200,000)
Change in noncontrolling interest	(12,198)	(29,138)	(16,940)
Net cash provided by (used in) financing activities	(566,018)	(8,766,018)	(8,200,000)
Effect of exchange rates	-	(85,636)	(85,636)
Net increase (decrease) in cash and restricted cash	(3,327,044)	(3,327,044)	-
Cash and restricted cash at end of period	27,989,417	27,989,417	-

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits. As of September 30, 2025, and December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the United Kingdom, Cyprus, and Australia.

Restricted Cash — Client Funds Segregated

The Company’s regulated brokerage subsidiaries — Alchemy Markets Limited (Malta, MFSA-licensed), Alchemy Prime Limited (UK, FCA-licensed), and AD Advisory Services Pty Ltd (Australia, ASIC-licensed) — hold cash on behalf of clients in segregated bank accounts in accordance with the client-money rules of their respective regulators. These segregated client funds are not available for general corporate use and are matched by a corresponding liability presented as “Client funds payable” on the consolidated balance sheet. In accordance with Accounting Standards Codification (“ASC”) 230-10-50-8 and SEC Staff Accounting Bulletin Topic 11.M, these balances are classified as restricted cash and presented as a separate line item on the consolidated balance sheet under the caption “Restricted cash — client funds (segregated).” The Company adopted this presentation in connection with the restatement described in this Note and applied the change retrospectively to all periods presented.

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2025	December 31, 2024 (Restated)
Cash and cash equivalents	163,400	13,850,168
Restricted cash — client funds (segregated)	17,451,322	11,526,789
Total cash, cash equivalents, and restricted cash	17,614,722	25,376,957

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

At September 30, 2025, and December 31, 2024, the Management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. The fiscal year’s bad debt expense ended September 30, 2025, and December 31, 2024, was 0 and 0, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $887,520 and $1,211,724 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2025 and 2024, respectively. The sales and marketing costs primarily included travel for trade shows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The decrease in sales and marketing expenses is mainly due to higher promotional marketing costs for the three months ended September 30, 2024.

The sales, marketing, and advertising expenses represented 5.14% and 6.67% of sales for the nine months ended September 30, 2025, and 2024, respectively.

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

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with a maturity of three months or less. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2025. However, as of December 31, 2024, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On September 30, 2025, and December 31, 2024, the Company had $17,614,722 and $25,376,957 in total cash, cash equivalents, and restricted cash (client funds segregated) held at the financial institution.

Revenues

For the nine months ended September 30, 2025, and 2024, the Company generated $17,269,111 and $18,178,864 in revenues, representing a decrease of over 5.00% from the previous period. It comprises three main business segments: Investment and Brokerage, Wealth Management, and Technology and Software Development.

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

As of September 30, 2025, and December 31, 2024, management determined that the allowance for doubtful accounts was $22,382 and $22,382, respectively. The fiscal year’s bad debt expense ended September 30, 2025, and December 31, 2024, was 0 and 0, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the Three Months ended September 30, 2025, and 2024, the Company incurred R and D costs of 0 and 0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

The claimants are seeking approximately 1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of 915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which will be served shortly. A Costs and Case Management Conference has been scheduled for November 17, 2025, at which directions will be given to the trial.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	September 30, 2025	December 31, 2024
USD: AUD	1.5122	1.6168
USD: EUR	0.8523	0.9662
USD: GBP	0.7439	0.7990

Average exchange rate for the period:

	Q1 2025	Q2 2025	Q3 2025
USD: AUD	1.5939	1.5605	1.5282
USD: EUR	0.9507	0.8814	0.8553
USD: GBP	0.7944	0.7489	0.7417

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

Basic and Diluted Income (Loss) per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2025, and 2024, the Company had weighted 423,084,729 and 390,139,674 basic and dilutive shares issued and outstanding.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. At September 30, 2025, and December 31, 2024, the accumulated deficits were ($1,885,726) and ($2,396,102), respectively. At September 30, 2025, and December 31, 2024, the working capital surplus was $1,359,214 and $991,609, respectively.

Since its inception, the Company has sustained recurring losses and negative cash flows from operations. During the nine months ended September 30, 2025, and 2024, the Company incurred net income of $510,376 and a net loss of $679,134, respectively.

As of September 30, 2025, the Company had a cash and restricted cash balance of $17,614,722 (inclusive of segregated client funds of $17,451,322), which the Management believes is sufficient to support its ongoing operations and meet current obligations in the ordinary course of business for at least the next twelve (12) months. Over the past fiscal years, the Company has demonstrated strong revenue growth and improved operational efficiency, with operating expenses decreasing as a percentage of total revenue.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The following tables summarize the Company’s related party receivable and related party advance balances as of September 30, 2025 (Unaudited; Restated) and December 31, 2024 (Audited; Restated). Related parties comprise entities under common control and affiliated subsidiaries — Alchemy Markets Limited (“AML”), Alchemy Prime Ltd (“APL”), ADS, and ATECH — together with officers of the Company.

	September 30, 2025 (Unaudited; Restated)	December 31, 2024 (Audited; Restated)
Related party receivable
FDCTech, Inc. — Related party receivables	$3,705,290	$1,682,450
Alchemy Markets Limited (AML) — due from affiliate	$2,180,752	$-
ATECH — due from affiliate	(161,332)	-
Total related party receivable	$5,724,710	$1,682,450
Related party advances
Alchemy Markets Limited (AML) — due to an affiliate	2,546,728	140,682
Alchemy Prime Limited (APL) — advances	-	7,713,827
ATECH — advances	139,267	101,795
ADS — advances	3,620	3,536
FDCTech, Inc. — advances.	33,000	33,000
Total related party advances	$2,722,615	$7,992,840

Related party receivable represents amounts due from entities under common control and affiliated subsidiaries arising in the ordinary course of business.

As of September 30, 2025, the balance comprises FDCTech Related party receivables ($3,705,290), AML ($2,180,752), and ATECH ($(161,332)), totaling $5,724,710. The increase over December 31, 2024 ($1,682,450, all FDCTech) reflects intercompany funding extended to AML during the period, partially offset by a net payable position with ATECH.

Related party advances represent amounts due to affiliated entities.

Total advances decreased from $7,992,840 at December 31, 2024, to $2,722,615 at September 30, 2025. The shift away from APL (which carried $7,713,827 at December 31, 2024, and was settled to nil) toward AML ($2,546,728 at September 30, 2025) reflects the repayment of APL advances and new funding provided by AML during the nine months ended September 30, 2025.

These balances are unsecured, non-interest-bearing, and have no fixed repayment terms.

Between February 22, 2016, and April 24, 2017, the Company borrowed 1,000,000 from FRH Group, a founder and principal shareholder of the Company. The Company executed Convertible Promissory Notes due between April 24, 2019, and June 30, 2019. The Notes are convertible into common stock initially at 0.10 per share but may be discounted under certain circumstances; however, in no event will the conversion price be less than 0.05 per share. The Notes carry an interest rate of 6% per annum, which is due and payable at maturity.

Between March 15 and 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein and 400,000 shares to Brent Eaglstein at 0.05 per share, a cumulative cash amount of 70,000. Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the Company’s CEO and director.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of 1,256,908 in return for issuing 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, also owned by Mr. Hong.

In September 2022, the Company issued 30,000,000 common stock for cash consideration of 300,000 for Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as the director of the Company. As the director’s compensation, the Company issued 5,000,000 shares, valued at $60,000. Mr. Kundnani is the director and owner of APL.

In January 2023, the Company issued 115,000,000 common stock for a cash consideration of 550,000 to Kundnani, its director.

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

Kundnani, a related party, purchased 2,500,000 Series A Preferred stock of FDCTech for 2.5 million. FDCTech has issued the Series A Preferred stock to Kundnani.

Kundnani, a related party, purchased 50,000,000 shares of the Company’s common stock for 5.5 million. FDCTech has issued the Common stock to Kundnani.

In December 2023, Susan Eaglstein, mother of Mitchel Eaglstein, the Company’s CEO, provided 20,000 as a related party advance for working capital. The Company has not formalized the agreement. As part of the consideration, the Company issued Ms. Eaglstein 10,000 Series B Preferred Convertible Shares in January 2024 (See: Subsequent Events Memo).

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

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nick G. Kundnani for services valued at $1.41 per share.

NOTE 6. LINE OF CREDIT

Since June 2016, the Company has obtained an unsecured revolving line of credit of 40,000 from Bank of America to fund various purchases and travel expenses. The line of credit has an average interest rate for purchases, effective as of the close of business on December 31, 2024. The interest rates for cash drawn are 12% and 25%, respectively. Since October 2024, the Company has obtained an additional unsecured revolving line of credit with a flexible spending limit, meaning there is no preset spending limit. The overtime pay limit is 45,000.00. The credit line has an average purchase interest rate of 28% as of September 30, 2025.

As of September 30, 2025, the Company complies with the credit line’s terms and conditions. As of September 30, 2025, and December 31, 2024, the outstanding balances were $179,374 and 115,337, respectively.

NOTE 7. NOTES PAYABLE

Cares Act – Paycheck Protection Program (PPP Note)

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two (50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funding of the PPP Note is conditioned upon approval of the Company’s application by the Small Business Administration (SBA) and Bank of America (“Bank”) and receiving confirmation from the SBA that the Bank may proceed with the PPP Note. Suppose the SBA does not confirm the PPP Note’s forgiveness, or only partly confirms forgiveness of the PPP Note, or the Company fails to apply for PPP Note forgiveness. In that case, the Company will be obligated to repay the Bank the total outstanding balance remaining due under the PPP Note, including principal and interest (the “PPP Note Balance”). In such case, Bank will establish the terms for repayment of the PPP Note Balance in a separate letter to be provided to the Company, which letter will set forth the PPP Note Balance, the amount of each monthly payment, the interest rate (not above a fixed rate of one percent (1.00%) per annum), the term of the PPP Note, and the maturity date of two (2) years from the funding date of the PPP Note. No principal or interest payments will be due before the Deferment Period, which is ten months from the end of the covered period. The PPP Note was not forgiven. The Company started paying off the PPP Note in August 2022. There is no outstanding balance of the PPP loan as of September 30, 2025.

SBA Loan

On May 22, 2020, the Company received 144,900. The installment payments will include both principal and interest of $707 per month and begin twelve (12) months from the date of the promissory note. The principal and interest balance will be payable thirty (30) years from the date of the promissory note. Interest will accrue at 3.75% per annum and only on funds advanced from May 22, 2020, the advance date, for $144,900. The outstanding balance of the SBA loan, including accrued interest, is $107,805 as of September 30, 2025.

AJB Note

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’), a Delaware limited liability company, for the principal amount of $550,000 with a maturity date of July 27, 2022, and a coupon of 10%. As part of the AJB Note, the Company entered into a securities purchase agreement, where AJB Capital will receive equity equal to US 155,000 of the Company’s common stock. The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘Warrants’) priced at 0.30. The Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. The Company paid off the loan in February 2023.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

Irvine, California, USA (Company’s Headquarters)

Effective October 29, 2019, to the present, the Company leased office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. As per the Commitment Term of the lease (“Agreement”), this Agreement shall continue on a month-to-month basis (any term after the Commitment Term, also known as “Renewal Term”). The Commitment Term and all subsequent Renewal Terms shall constitute the “Term.” The Company may terminate this Agreement by delivering to the lessor Form (“Exit Form”) at least one (1) whole calendar month before the month in which the Company intends to terminate this Agreement (“Termination Effective Month”). The Company is entitled to use the office and conference space if needed. The new rent payment or membership fee for the Irvine Office is 95 per month, compared to the previous rent payment or membership fee for the New York Office of 890 per month, which covers general and administrative expenses. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, the Company has leased office space at Level 38, 71 Eagle Street, Brisbane City, QLD 4000, Australia. This lease will continue on a month-to-month basis. ADS may terminate this Agreement by delivering to the lessor at least one (1) whole calendar month before the month in which ADS intends to terminate the lease. ADS is entitled to use the office and conference space if needed. The new rent payment or membership fee for the ADS Office is approximately 125 per month and is included as a general and administrative expense. This agreement is classified as a service contract rather than a lease under ASC 842 - Leases, and payments are accounted for as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

Limassol, Cyprus Lease (Company’s Executive Rental)

From February 2019 to July 2023, the Company leased office space in Limassol District, Cyprus, from an unrelated party for a year. The office’s monthly rent payment is 1,750, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased a larger office space in the Limassol District, Cyprus, from an unrelated party for a one-year term. The office’s monthly rent payment is approximately 3,500, which is included in the general and administrative expenses. From July 2023 to the present, the Company has leased office space for its Chief Executive Officer. The office’s monthly rent payment is 3,500, which is included in the general and administrative expenses. The down payment for the lease was approximately 6,300. The lease is for one year and is renewable two months prior to the term’s end in June 2025. This agreement is classified as a residential rental contract rather than a commercial lease and does not create a Right-of-Use (ROU) asset under ASC 842.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, ATECH has entered into a Sublease Agreement for office premises located on the ground floor at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus. The sublease is between Aldeon Property Partners Ltd (the “Sublessor”) and AlchemyTech Ltd (the “Sublessee”), with FDCTech, Inc. acting as the Guarantor. The leased premises are designated strictly for office use, and any other usage is explicitly prohibited under the terms of the agreement. The lease term is for twenty-four (24) months, commencing on October 1, 2024, and expiring on September 30, 2026. The lease agreement includes an option to extend the tenancy for up to two additional two-year terms. The rent is subject to a 5% increase for each renewal period. Under the agreement, the Sublessee is obligated to pay a total rent of €192,000 over the lease term, payable in monthly installments of €8,000 (or approximately 8,600) plus VAT. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

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

Tel Aviv, Israel (AML Sales Office)

Effective July 1, 2023, AML has entered into a service agreement with Mindspace Ltd. for the use of office space and related services at Menachem Begin 11, Ramat Gan, Israel. The agreement provides access to designated office space, common areas, and various business services, including internet connectivity, printing, and access to conference rooms. The agreement operates on a monthly, automatically renewing basis with a total monthly fee of 4,500 (including VAT). Additionally, an advance deposit of $6,300 was paid as security for the Company’s obligations under the agreement. Under the terms of the agreement, Mindspace retains full discretion over space allocation and may relocate the Company to a different office within the premises, provided that it gives prior notice. AML does not have exclusive control over a specific office unit, and Mindspace provides shared services across its facilities. The agreement does not create a lease under ASC 842 – Leases and is accounted for as a service contract. As a result, payments under this agreement are classified as operating expenses rather than recognizing a Right-of-Use (ROU) asset or lease liability.

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

London, United Kingdom (APL Office)

Effective December 20, 2024, APL entered into a lease agreement for office space located on the fifth floor at 142 Central Street, Clerkenwell, London, EC1V BAR. Agop Tanielian and Hourig Mercedes Tanielian hold the lease as landlords, and the Company, through its subsidiary Alchemy Prime Limited, is the tenant. The lease has a fixed term of five years, commencing in 2024 and expiring in 2029, with an annual rent of £112,500 (or 12,000 monthly), payable in quarterly installments. APL is also liable for service charges, insurance, rent, and maintenance responsibilities as specified in the agreement. The lease includes an option to terminate (“Break Clause”) on or after 2026, provided that a four-month written notice is given prior. Additionally, the agreement requires APL to restore the premises upon termination, including the removal of any alterations or fixtures made during the lease term. Under ASC 842 - Leases, this agreement qualifies as a lease, and the Company will recognize a Right-of-Use (ROU) asset and corresponding lease liability on its financial statements.

Employment Agreement

The Company gave all salary compensation to key executives as independent contractors, where Eaglstein, Firoz, and Platt commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Each executive is paid every month at the beginning of the month. From September 2018 to September 30, 2020, the Company will pay its CEO and CFO a monthly compensation of $5,000, with increases each succeeding year, should the agreement be approved annually. Effective October 1, 2020, the Company is expensing $12,000 monthly to its CEO and CFO. Effective January 1, 2023, the Company is expensing 15,000 monthly to its CEO and CFO.

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

As of September 30, 2025, the Company’s material legal proceedings include the following:

Asher Alkoby, et al. v. FDCTech

The Company is defending a claim in the London Circuit Commercial Court (Claim Number LM-2024-000330) on December 9, 2024, brought by former shareholders of Alchemy Markets Ltd. (AML) acquired by the Company in June 2023. The claimants seek approximately 1.02 million under the Share Sale Agreement. The Company has counterclaimed for approximately $915,000 based on alleged breaches of representations and warranties, including undisclosed anti-money laundering deficiencies and misrepresentations regarding net capital. The Company believes it has meritorious defenses and counterclaims. A case management conference is scheduled for November 17, 2025. As of September 30, 2025, the Company cannot reasonably estimate the possible loss, if any, related to this matter and has not recorded an accrual.

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

Previously, on February 12, 2021, the Company filed the Certificate of Amendment with the Secretary of State of Delaware to change the authorized shares. As per the Amendment, the Company shall have the authority to issue 260,000,000 shares, consisting of 250,000,000 shares of Common Stock having a par value of .0001 per share and 10,000,000 shares of Preferred Stock having a par value of .0001 per share.

On February 17, 2022, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 10, 2022 (the “Record Date”) of the common stock, 0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

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

On March 12, 2024, the Company filed the Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and informed all holders of record on February 21, 2024 (the “Record Date”) of the common stock, 0.0001 par value per share (the “Common Stock”), of the Company, in connection with the approval of the following actions taken by the Board of Directors of the Company (the “Board”) and by written consent of the holders of a majority of the voting power of Company’s issued and outstanding capital stock (the “Approving Stockholders”):

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

As of December 31, 2024, and 2023, the Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, a par value of 0.0001 per share, and 500,000,000 shares of common stock, a par value of 0.0001 per share.

As of September 30, 2025, and December 31, 2024, the Company had 423,084,729 and 391,084,729 common shares issued and outstanding, respectively.

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

On November 30, 2023, the Company issued 2,500,000 Series A Preferred Stock to Kundnani, valued at $2,500,000. The Company will receive 2,500,000 in direct investment from Alchemy Prime Holdings Shareholder for Series A Preferred, valued at $1.00 per share.

On January 30, 2024, the Company’s board of directors adopted and approved the rescission and cancellation of (i) 1,000,000 shares of Series A Preferred Stock of the Company issued to Mitchell M. Eaglstein and (ii) 1,000,000 shares of Series A Preferred Stock of the Company issued to Felix R Hong.

Series B Preferred Stock

The percentages below are calculated based on 2,371,844 shares of our Series B Preferred Stock issued and outstanding for the period ended September 30, 2025.

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

On March 17, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,000,000 shares to Susan Eaglstein for a cash amount of 50,000. The Company issued the securities with a restrictive legend.

On March 21, 2017, subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 400,000 shares to Bret Eaglstein for a cash amount of 20,000. The Company issued the securities with a restrictive legend.

Ms. Eaglstein and Mr. Eaglstein are the mother and brother of Mitchell Eaglstein, the CEO and director of the Company.

From July 1, 2017, to October 03, 2017, the Company issued 653,332 units for a cash amount of 98,000 under its offering Memorandum, where the unit consists of one (1) share of common stock and one Class A warrant (See Note 11).

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultants valued at $10,500. The Company issued the securities with a restrictive legend.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight (8) consultants valued at $9,000.

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares under the Securities Act of 1933 for a cash amount of 4,950. On February 26, 2019, the Company filed the Post-Effective Amendment No. 1 (the “Amendment”) related to the Registration Statement on Form S-1and its amendments thereto, filed with the U.S. Securities and Exchange Commission on November 22, 2017 and declared effective on August 7, 2018 (Registration No. 333-221726) (the “Registration Statement”) of FDCTech, Inc., a Delaware corporation (the “Registrant”), amended the Registration Statement to remove from registration all shares of common stock that were offered for sale by the Registrant but were not sold before the termination of the offering made according to the Registration Statement. At the termination of the offering made pursuant to the Registration Statement, 2,967,000 shares of common stock offered for sale by the Registrant were not sold or issued.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Effective June 3, 2020, the Company issued 2,745,053 shares of common stock to Benchmark Investments, Inc. (“Broker-Dealer” or “Kingswood Capital Markets”) at 0.25 per share for a total value of 686,263. The Broker-Dealer is retained to provide general financial advice to the Company for the next twelve months. The Company has expensed the prepaid compensation through the income statement, following a regular straight-line amortization schedule over the contract’s life, which is twelve months, during which Kingswood Capital Markets is expected to produce benefits for the Company. On August 25, 2020, the Company and the Broker-Dealers terminated all obligations, except for maintaining confidentiality, with no fees due by the Company to the Broker-Dealers. The Broker-Dealer returned the 2,745,053 shares of the Company’s common stock as of December 31, 2020.

On October 1, 2020, the Company issued 250,000 restricted common shares to a digital marketing consultant valued at $30,000. The Company issued the securities with a restrictive legend.

On January 31, 2021, the Company issued 2,300,000 restricted common shares in exchange for professional services to two consultants, valued at $621,000.

On February 22, 2021, the Company entered into an Assignment of Debt Agreement (the “Agreement”) with FRH and FRH Group Corporation. The Company eliminated all four FRH Group convertible notes, including interest, of 1,256,908, in return for the issuance of 12,569,080 shares of unregistered common stock of the Company (the “Shares”) to FRH. Following the Agreement, FRH assigned the Shares to FRH Group Corporation, an entity also owned by Mr. Hong.

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

On October 04, 2021, the Company filed a prospectus related to the resale of shares to White Lion and AD Securities America, LLC. The Company issued 2,000,000 shares to AD Securities America, LLC for 200,000. The Company has not received the cash as of the date of the report. The Company issued 670,000 registered shares to White Lion as consideration shares valued at $80,400.

On October 5, 2021, the Company issued 1,500,000 restricted common shares in exchange for professional services to a consultant, valued at $164,250.

In November 2021, the Company issued 750,000 registered shares to White Lion for a gross cash amount of 62,375.

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

From January 4, 2022, to February 10, 2022, the Company issued 2,500,000 registered shares to White Lion for a gross cash amount of 114,185.

On January 27, 2022, the Company signed a promissory note (‘AJB Note’) with AJB Capital Investments, LLC (‘AJB Capital’). The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at 0.30 as consideration fees for the AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. As of September 30, 2022, all AJB Warrants are out-of-money and not exercised.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

On May 9, 2024, the Company issued 2,000,000 shares for a cash value of 20,000.

On January 1, 2025, the Company issued 32,000,000 shares to various employees of its subsidiaries valued at $35,200.

NOTE 10. WARRANTS

The Company issued 2,214,286 common stock valued at $71,521 upon issuance of the Note (the “Shares”) and 1,000,000 3-year cash warrants (‘AJB Warrants’) priced at 0.30 as consideration fees for the AJB Note. The AJB Warrants and the Shares, collectively known as the ‘Incentive Fee,’ are issued upon execution of the agreement. On December 27, 2023, the Company issued 5,000,000 restricted common stock to AJB Capital to redeem warrants valued at $90,000. Additionally, the Company paid 100,000 to AJB Capital, with the remaining 100,000 paid in January 2024.

NOTE 11. NONCONTROLLING INTEREST

Basis of presentation. Noncontrolling interest (“NCI”) represents the equity in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. The Company consolidates entities in which it holds a controlling financial interest and reports the portion of net income (loss), other comprehensive income (loss), and net assets attributable to the minority owners as noncontrolling interest in accordance with ASC 810, Consolidation. NCI is presented within total stockholders’ equity (deficit) on the consolidated balance sheets, separately from the equity attributable to the stockholders of FDCTech, Inc., and net income (loss) and comprehensive income (loss) attributable to NCI are presented separately on the face of the consolidated statements of operations and of comprehensive income (loss). Transactions with noncontrolling interest holders that do not result in a loss of control are accounted for as equity transactions, with no gain or loss recognized in net income; any difference between consideration and the carrying amount of the NCI acquired or relinquished is recognized directly in additional paid-in capital.

Subsidiaries with noncontrolling interests. The Company’s noncontrolling interest consists of the 49% minority interest in AD Advisory Services Pty Ltd. (“ADS”), held since the Company obtained control of ADS. The Company holds a controlling financial interest in ADS and consolidates its results, attributing the proportionate share of its earnings, other comprehensive income (loss), and net assets to the noncontrolling interest holders. No noncontrolling interest is recognized for wholly owned subsidiaries.

Changes in noncontrolling interest — nine months ended September 30, 2025. The carrying amount of noncontrolling interest was $16,820 at December 31, 2024. During the nine months ended September 30, 2025, the Company attributed net income of $113,542 and other comprehensive income of $7,114 to NCI — total comprehensive income attributable to NCI of $120,656 — and recorded other changes in noncontrolling interest of $(51,579), resulting in a noncontrolling interest balance of $85,897 at September 30, 2025. Other changes in noncontrolling interest principally comprise the effect of changes in ownership of, and the AML buyout / cumulative translation reclassification attributable to, the noncontrolling interest holders.

Three months ended September 30, 2025. During the three months ended September 30, 2025, the Company attributed net income of $79,765 and other comprehensive income of $1,726 to NCI — total comprehensive income attributable to NCI of $81,491 — and recorded other changes in noncontrolling interest of $(37,202), changing the noncontrolling interest balance from $41,608 at June 30, 2025, to $85,897 at September 30, 2025. Other changes in noncontrolling interest principally comprise the effect of changes in ownership of, and the AML buyout / cumulative translation reclassification attributable to, the noncontrolling interest holders.

Comparative period (fiscal year ended December 31, 2024). The carrying amount of noncontrolling interest was $38,939 at the beginning of fiscal 2024. During the fiscal year ended December 31, 2024 (restated), the Company attributed a net loss of $(10,958) and other comprehensive income of $11,001 to NCI — total comprehensive income attributable to NCI of $43 — and recorded other changes in noncontrolling interest of $(22,162), reducing the balance to $16,820 at December 31, 2024. Other changes in noncontrolling interest principally comprise distributions to, and the effect of changes in ownership of, the noncontrolling interest holders.

The following table presents the activity in the noncontrolling interest balance for the three and nine months ended September 30, 2025, including the comparative roll-forward to December 31, 2024:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$41,608	$16,820	$38,939
Net income (loss) attributable to NCI	79,765	113,542	(10,958)
Foreign currency translation — NCI	(35,476)	(44,465)	(11,161)
Balance, end of period	$85,897	$85,897	$16,820

NOTE 12. COMPREHENSIVE INCOME

The Company’s other comprehensive income (OCI) comprises foreign currency translation adjustments from subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in AOCI by component for the three months ending September 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of June 30, 2024	$(19,712)
Other comprehensive income/(loss), ADS	4,367
Other comprehensive income/(loss), AML	92,172
Other comprehensive income/(loss), APL	59,646
Other comprehensive income/(loss), ATECH	3,119
Total other comprehensive income/(loss)	$159,304
Balance as of September 30, 2024	$139,592

Balance as of June 30, 2025	$264,654
Other comprehensive income/(loss), ADS	3,522
Other comprehensive income/(loss), AML	22,185
Other comprehensive income/(loss), APL	(1,536)
Other comprehensive income/(loss), ATECH	(265,022)
Total other comprehensive income/(loss)	$(240,851)
Balance as of September 30, 2025	$23,803

The following table shows the changes in AOCI by component for the nine months ending September 30, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income/(loss), ADS	17,469
Other comprehensive income/(loss), AML	(152,765)
Other comprehensive income/(loss), APL	46,393
Other comprehensive income/(loss), ATECH	3,267
Total other comprehensive income/(loss)	$(85,636)
Balance as of September 30, 2024	$139,592

Balance as of December 31, 2024	$(72,781)
Other comprehensive income/(loss), ADS	14,518
Other comprehensive income/(loss), AML	375,066
Other comprehensive income/(loss), APL	(14,507)
Other comprehensive income/(loss), ATECH	(278,493)
Total other comprehensive income/(loss)	$96,584
Balance as of September 30, 2025	$23,803

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

U.S.–Israel–Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, and Iran subsequently responded with missile and drone attacks against targets in the region and sought to restrict commercial shipping through the Strait of Hormuz. The Company maintains a sales office in Tel Aviv, Israel; as of the date these financial statements were available to be issued, that office had not experienced any material disruption to its operations as a direct result of the conflict. The Company’s operating subsidiaries are located in the United Kingdom, Malta, Cyprus, Australia, Seychelles, and Mauritius, none of which are in the directly affected region. This event is classified as a Type II non-recognized subsequent event under ASC 855-10, as it does not relate to conditions that existed at September 30, 2025, and does not result in any adjustment to the amounts recognized in these condensed consolidated financial statements.

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

The Company will provide the required pro forma financial information and significant analyses in its SEC filings according to Rule 3-05 of Regulation S-X.

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

The granting of the PIS license occurred after the September 30, 2025 balance sheet date and does not provide additional evidence of conditions that existed at that date. Accordingly, under ASC 855 (U.S. GAAP), this is a non-recognized subsequent event (Type II). No adjustments have been made to the consolidated financial statements as of and for the period ended September 30, 2025. At the date these financial statements were issued, management cannot reasonably estimate the financial impact of this license on future periods.

In addition, this Amendment reclassifies the AIL acquisition described above from a third-party business combination under ASC 805 (as originally reported) to a transaction between entities under common control in accordance with ASC 805-50, reflecting Mr. Gope S. Kundnani’s control of both the Company and Sync Capital Limited (the seller). The Company has evaluated all other events occurring after September 30, 2025, through the date of issuance of this Amendment and has concluded that no other material subsequent events have occurred that would require disclosure or adjustment to these condensed consolidated financial statements.

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

Key subsidiaries include:

●	AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm managing over 530 million in client assets with a network of 28 financial advisors.

●	Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

●	Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

●	AlchemyTech Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

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

Investment and Brokerage (Trading Revenues) & Gross Margins*:

	Nine months ended September 30, 2025 (Unaudited; Restated)	Nine months ended September 30, 2024 (Unaudited; Restated)
Revenue	$8,938,912	$12,169,469
Cost of sales	3,458,121	6,363,631
Gross Profit (loss)	$5,480,791	$5,805,838
Gross Margins	61.31%	47.71%

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

AD Advisory Services Pty Ltd. (ADS) is an Australian-regulated wealth management company with 28 advisors and 530+ million in funds under advice. ADS provides licensing solutions for financial advisers & accountants in Australia. ADS offers financial planners various licensing, compliance, and education solutions to meet the specific needs of their practice.

Wealth Management Revenue & Gross Margins:

	Nine months ended September 30, 2025 (Unaudited; Restated)	Nine months ended September 30, 2024 (Unaudited; Restated)
Revenue	$4,976,601	$4,922,551
Cost of sales	4,410,589	4,461,671
Gross profit (loss)	$566,012	$460,880
Gross margins	11.37%	9.36%

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

The Company is developing the Condor Investing & Trading App, a simplified trading platform designed for traders with varying levels of experience in trading stocks, ETFs, and other financial markets, accessible from their mobile phones. The Company expects to commercialize the Condor Investing & Trading App by the end of the 2026 fiscal year.

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

Technology & Software Development Revenue & Gross Margins:

	Nine months ended September 30, 2025 (Unaudited; Restated)	Nine months ended September 30, 2024 (Unaudited; Restated)
Revenue	$3,353,598	$1,086,844
Cost of sales	-	119,708
Gross profit (loss)	$3,353,598	$967,136
Gross Margins	100.00%	88.99%

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

Bank Acquisition Termination

In April 2024, the Company terminated the letter of intent to acquire a community bank in Iowa. As part of the termination, the Company paid the community bank a sum of 100,000 in six equal installments of $15,000, plus one final payment of $10,000, from April 2024 to November 2024.

Consolidated Financial Summary

The Company has prepared consolidated financial statements on a going concern basis, which assumes the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. For the nine months ended September 30, 2025, and 2024, the Company generated $17,269,111 and $18,178,864 in revenues, and net income attributable to FDCTech of $510,376 and a net loss attributable to FDCTech of ($679,134).

Financial Condition as of September 30, 2025

On September 30, 2025, the accumulated deficit, cash and restricted cash balance, and working capital surplus were ($1,885,726), $17,614,722, and $1,359,214, respectively.

Financial Condition at December 31, 2024

As of December 31, 2024, the accumulated deficit, cash and restricted cash balance, and working capital surplus were ($2,396,102), $25,376,957, and $991,609, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025, compared with Three Months Ended September 30, 2024

The consolidated revenues for the three months ended September 30, 2025, and 2024 were 5,872,372 and 5,673,008, respectively. During the three months ended September 30, 2025, and 2024, the Company reported a net income and a net loss of $735,252 and ($603,309), respectively.

The total revenue breakdown for the three months ended September 30, 2025, and 2024 is below:

Three Months Ended	September 30, 2025	September 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	23.19%	9.38%
Wealth Management	30.45%	29.43%
Brokerage	46.36%	61.19%
Total	100.00%	100.00%

During the three months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $3,234,153 and $2,707,832 (excluding amortization expenses), respectively. The G&A costs were 55.07% and 47.73% of the revenue for the three months ended September 30, 2025, and 2024, respectively. Amortization expenses were $0 and $93,541 for the three months ended September 30, 2025, and 2024, respectively, and are included in the Cost of Sales.

The rental expense was $66,511 and $10,861 for the three months ended September 30, 2025, and 2024, respectively.

The Company incurred $317,379 and $383,777 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.40% and 6.76% of the sales for the three months ended September 30, 2025, and 2024, respectively.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024

The consolidated revenues for the nine months ended September 30, 2025, and 2024 were $17,269,111 and $18,178,864, respectively. During the nine months ended September 30, 2025, and 2024, the Company reported net income and a net loss attributable to FDCTech of $510,376 and ($679,134), respectively.

The total revenue breakdown for the three months ended September 30, 2025, and 2024 is below:

Nine months ended	September 30, 2025	September 30, 2024
Revenue Description	% of Total	% of Total
Technology Solutions	19.42%	5.98%
Wealth Management	28.82%	27.08%
Brokerage	51.76%	66.94%
Total	100.00%	100.00%

During the nine months ended September 30, 2025, and 2024, the Company incurred general and administrative costs (“G&A”) of $7,505,861 and $7,410,295 (excluding amortization expenses), respectively. The G&A costs were 43.46% and 40.76% of the revenue for the nine months ended September 30, 2025, and 2024, respectively. Amortization expenses were $0 and $119,708 for the nine months ended September 30, 2025, and 2024, respectively, and are included in the Cost of Sales.

The rental expense was $199,533 and $32,583 for the nine months ended September 30, 2025, and 2024, respectively.

The Company incurred $887,520 and $1,211,724 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ended September 30, 2025, and 2024. The sales and marketing costs mainly included travel costs for tradeshows, customer meetings, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 5.14% and 6.67% of the sales for the nine months ended September 30, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, and December 31, 2024, we had total cash, cash equivalents, and restricted cash (client funds segregated) balances of $17,614,722 and $25,376,957, respectively. At September 30, 2025, and December 31, 2024, the working capital surplus was $1,359,214 and $991,609, respectively. The increase in working capital surplus was primarily due to the acquisition of AML and APL, resulting in an increase in current assets over current liabilities as of September 30, 2025.

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

Over the next 12 months, the Company will continue investing in sales, marketing, product development, and technology solutions to enhance customer service and expand its market presence. Capital expenditures are anticipated to rise to 1,000,000. This allocation will encompass working capital, software development, sales and marketing initiatives, as well as infrastructure enhancements, including the procurement of computers and servers.

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

PPP and SBA Funding in 2020

On May 01, 2020, the Company received proceeds of Fifty-Thousand Six Hundred and Thirty-Two (50,632) from the Promissory Note (“PPP Note”) under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company paid off the PPP Note and all accrued interest as of September 30, 2025.

On May 22, 2020, the Company received proceeds of 144,900. The outstanding balance of the SBA loan, including accrued interest, is 107,805 as of September 30, 2025.

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

On July 31, 2023, the Company sent the notice of termination of the purchase agreement to CIM Securities, as future events may result in a change of ownership in the CMA application. The Company terminated the escrow agreement and released 180,000 to increase cash on hand.

On November 30, 2023, Kundnani, a related party, purchased 2,500,000 shares of the Company’s Series A Preferred stock for 2.5 million. The Company has issued the Series A Preferred stock to Kundnani. On November 30, 2023, Kundnani purchased 50,000,000 shares of the Company’s common stock for 5.5 million. The Company has issued the Common stock to Kundnani. The Company has not received funds as of the date of the report.

GOING CONCERN CONSIDERATION

We generated revenues of $17,269,111 and $18,178,864 for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, and December 31, 2024, the accumulated deficit was ($1,885,726) and ($2,396,102). Our independent auditors included an explanatory paragraph in their reports on the audited financial statements for the fiscal years ending December 31, 2024, and 2023, regarding concerns about our ability to continue as a going concern. Our financial statements include additional note disclosures that describe the circumstances leading to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, and as further described below in connection with the restatement of our previously issued financial statements, our Certifying Officers concluded that, as of the end of the period covered by this Amendment, our disclosure controls and procedures were not effective. In light of the material weaknesses described below, our management performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this Amendment have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management has concluded that, notwithstanding the material weaknesses identified, the unaudited condensed consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented—material Weaknesses in Internal Control over Financial Reporting. In connection with the preparation of this Amendment, the Company identified the following material weaknesses in its internal control over financial reporting: (i) Subscription Receivable Classification—The Company did not have effective controls to ensure that subscription receivables for capital stock subscribed but not yet collected were presented as a deduction from stockholders’ equity (contra-equity), rather than as a current asset, in accordance with ASC 505-10-45-2; (ii) Stock Issuance Tracking—The Company did not have effective controls to ensure that all common share issuances physically delivered to recipients were timely recorded in the Company’s share register and reflected in its consolidated financial statements (specifically, 500,000 shares of common stock issued in October 2021 were not recorded by the Company’s transfer agent and were not reflected in the financial statements as originally filed); (iii) Restricted Cash Presentation—The Company did not have effective controls to ensure that segregated client funds held by its regulated subsidiaries were classified as restricted cash, separate from the firm’s own operating cash, in accordance with ASC 230-10-50-8; (iv) Noncontrolling Interest and Accumulated Other Comprehensive Income Allocation—The Company did not have effective controls to ensure that the noncontrolling interest walk and the allocation of other comprehensive income between the noncontrolling interest and the controlling interest were prepared in accordance with ASC 810-10 and ASC 220-10, respectively; and (v) Identification of Common Control Relationships—The Company did not have effective controls to ensure that acquisitions of entities controlled by the Company’s significant shareholders were properly identified as transactions between entities under common control and accounted for in accordance with ASC 805-50, rather than as third-party business combinations under ASC 805. Remediation Plan. Management, under the oversight of the Board of Directors, has begun implementing the following remediation measures: (a) engagement of an external accounting advisory firm to assist with technical accounting consultation on complex transactions, including business combinations and common control transactions; (b) implementation of a quarterly share register reconciliation process between the Company’s records and those of the transfer agent; (c) enhancement of the cash classification policy to specifically address segregated client funds at regulated subsidiaries; (d) development of standardized templates and review procedures for the noncontrolling interest walk and other comprehensive income allocation; and (e) implementation of an enhanced related-party transaction identification process for all acquisitions, including specific procedures to evaluate common control relationships. Management believes the steps outlined above, when fully implemented and operating effectively, will remediate the material weaknesses described herein. However, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that the controls are designed and operating effectively.

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025, due to the material weakness in our internal controls, inadequate segregation of duties within account processes, limited personnel, and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2025, and 2024, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows. The following proceedings are disclosed pursuant to Item 103 of Regulation S-K:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330 as of December 9, 2024. The claimants are former shareholders of a Malta-incorporated broker, Alchemy Markets Ltd. (“AML”), that the Company acquired in June 2023, pursuant to a share sale agreement (the “Share Sale Agreement”). Following the acquisition, the Company discovered undisclosed anti-money laundering deficiencies from 2019 and misrepresentations regarding AML’s net capital. The claimants are seeking approximately 1.02 million under in connection with the Share Sale Agreement. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of 915,000 paid to the sellers. A case management conference is scheduled for November 17, 2025.

Alchemy Markets Ltd. FIAU Proceedings

Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, is involved in two related proceedings in Malta challenging an administrative penalty of €419,997 imposed by the Financial Intelligence Analysis Unit (FIAU) based on a 2019 compliance examination that occurred prior to the Company’s ownership. The first proceeding is an appeal before the Court of Appeal (Inferior Jurisdiction) challenging the penalty on administrative law grounds. The second is a constitutional challenge before the First Hall Civil Court, arguing that the FIAU’s decision-making process violated the subsidiary’s constitutional rights. Both proceedings are in the evidentiary phase.

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

Pursuant to the Share Purchase Agreement, the Company acquired 49,950 of 50,000 issued shares from Sync Capital Limited and Mr. Gope Shyamdas Kundnani, shareholders of Alchemy International Ltd., effectively assuming full operating control of Alchemy International Ltd. Mr. Kundnani is the sole beneficial owner of Alchemy International Ltd., holding his interest directly and indirectly through Sync Capital Limited. The consideration for the transaction is 2,000,000 (the “Purchase Price”), subject to adjustment based on the regulatory own funds capital at closing. The Purchase Price, payable in cash or in the form of the Company’s capital stock, was due by January 29, 2026; the maturity of the related seller’s note was subsequently extended to September 30, 2026.

As Mr. Gope Shyamdas Kundnani is a member of the Company’s board of directors, the transaction is considered a related party transaction for Item 404(a) of Regulation S-K. The transaction was reviewed, voted upon, and approved by the disinterested board members prior to execution of the Share Purchase Agreement.

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

