Form 10-K/A
period 2025-12-31
FDCTECH, INC.
filed 2026-06-08
CIK 1722731

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

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of June 8, 2026, was 423,084,729.

Explanatory Note

FDCTech, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2026 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 22, 2026 (“Amendment No. 1” and, together with the Original Form 10-K, the “Form 10-K”).

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal year ended December 31, 2025 (as included in the Original Form 10-K and Amendment No. 1) and as of and for the fiscal year ended December 31, 2024 should no longer be relied upon because of errors in those financial statements. This Amendment No. 2 restates the affected financial statements in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” Concurrently with this Amendment No. 2, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, September 30, 2025, and March 31, 2026.

Items Amended in this Filing

This Amendment No. 2 is being filed in response to comments received from the staff of the SEC’s Division of Corporation Finance by letter dated May 11, 2026, to: (a) revise the Consolidated Statements of Operations to label the “December 31, 2025” column as “(Restated),” consistent with the labelling of the “December 31, 2024” column, and to conform such labelling, as applicable, in the Consolidated Statement of Comprehensive Income, the Consolidated Statements of Stockholders’ Equity (Deficit), and other places in this Annual Report where the corrected fiscal year 2025 amounts are presented; (b) disaggregate the previously reported ‘Cash’ line item on the Consolidated Balance Sheets into two separately captioned line items, ‘Cash and cash equivalents’ and ‘Restricted cash — client funds (segregated)’ (restricted cash held on behalf of customers of the Company’s regulated brokerage subsidiaries), with a corresponding ‘Client funds payable’ liability presented separately on the face of the Consolidated Balance Sheets for each period presented; reflect cash, cash equivalents, and restricted cash on a combined basis on the Consolidated Statements of Cash Flows in accordance with ASC 230-10-50-8, with the corresponding captions relabeled (no change to any subtotal); and add a reconciliation in Note 11 of the consolidated balance sheet captions to the total cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows. These revisions are presentation reclassifications within the consolidated balance sheets and the consolidated statements of cash flows; they do not change total assets, total liabilities, total stockholders’ equity, or any subtotal of the consolidated statements of cash flows for any period presented; (c) updated Note 4 to reflect the restatement schedules for the fiscal years ended December 31, 2025 and 2024, including corrections principally relating to the recalculation of the parent company operating lease under ASC 842, which increase total assets by $280,690 to $64,051,886, consolidated net income by $14,366 to $5,828,978 (net income attributable to FDCTech, Inc.’s shareholders of $5,797,589), and the accumulated surplus to $3,401,487, with no change to basic and diluted earnings per share; (d) added Reconciliation of total cash, cash equivalents, and restricted cash table in Note 11; and (e) reflect the reissuance of the Report of Independent Registered Public Accounting Firm by LAO Professionals, which has been re-dated June 3, 2026 in connection with the matters described above.

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

FDCTech, Inc. is the parent holding company with the following wholly-owned and majority-owned subsidiaries:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets	Technology
AD Advisory Services Pty Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl the United Kingdom)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
Alchemytech Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	99.90%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party

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

Management is establishing the compliance, technology, and operational infrastructure required by the FSC. Key requirements include anti-money laundering and counter-terrorist financing (AML/CFT) controls, safeguarding of client funds where applicable, operational resilience, data protection, and regulatory reporting. The commencement of commercial operations depends on the successful onboarding of merchants and partners and the Company’s continued compliance with FSC requirements.

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

At December 31, 2025, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. We recognize, however, that the threat landscape is continuously evolving, and there can be no assurance that our controls will prevent all future incidents. See “Item 1A — Risk Factors” for a discussion of cybersecurity-related risks.

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

As of June 8, 2026, we had 423,084,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

At December 31, 2025, the Company has a 2023 Stock Incentive Plan.

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

Fiscal year 2025 represented a year of substantial financial progress for the Company. Total revenues increased 29.8% to $34,959,399, driven by strong growth in Technology & Software revenues and continued expansion of our Investment and Brokerage segment, including the contribution of Alchemy International Ltd. (“AIL”), acquired in fiscal 2025. We achieved an operating income of $6,067,574 compared to an operating loss of ($635,439) in fiscal 2024 (restated), reflecting improved operational leverage across all three revenue-generating segments. Net income (loss) attributable to FDCTech shareholders was $5,797,589 in fiscal 2025, compared to a net income of $247,544 in fiscal 2024 (restated). At December 31, 2025, the Company held total cash and cash equivalents of $17,669,749, comprising $11,855,861 of unrestricted cash at financial institutions and $5,813,888 of segregated client funds. At December 31, 2024, the comparable balances were $25,376,957 in total, consisting of $13,850,168 of unrestricted cash and $11,526,789 of segregated client funds. Of the year-end totals, $15,258,896 and $12,658,241 were held at various liquidity providers in 2025 and 2024, respectively. The working capital improved to $17,831,410 from $991,609 as of December 31, 2025, and 2024.

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

	Year Ended Dec 31, 2025 (Restated, Audited)	Year Ended Dec 31, 2024 (Restated, Audited)	Change ($)	Change (%)
REVENUES
Technology & software	$5,099,187	$1,642,130	$3,457,057	$210.52%
Wealth management	6,430,897	6,498,404	(67,507)	-1.04%
Brokerage	23,429,315	18,803,184	4,626,131	24.60%
Total revenues	$34,959,399	$26,943,718	$8,015,681	$29.75%
COST OF SALES
Technology & software	$-	$173,708	$(173,708)	$—
Wealth management	5,755,675	5,925,652	(169,977)	-2.87%
Brokerage	10,059,683	8,802,990	1,256,693	14.28%
Total cost of sales	15,815,358	14,902,350	913,008	6.13%
Gross profit	19,144,041	12,041,368	7,102,673	58.99%
Gross margin %	54.76%	44.70%	10.10%	—
OPERATING EXPENSES
General and administrative	$11,561,028	$11,023,841	$537,187	$4.87%
Sales and marketing	1,336,685	1,466,616	(129,931)	-8.86%
Depreciation	178,754	186,350	(7,596)	-4.08%
Total operating expenses	$13,076,467	$12,676,807	$399,660	$3.15%
Operating income (loss)	$6,067,574	$(635,439)	$6,703,013	$—
Operating margin %	17.36%	-2.36%	—	—
OTHER INCOME (EXPENSE)
Other interest income (expense)	$(106,089)	$(638,483)	$532,394	$—
Other income (expense)	(132,507)	1,510,508	(1,643,015)	—
Total other income (expense)	$(238,596)	$872,025	$(1,110,621)	$—
Income (loss) before income taxes	$5,828,978	$236,586	$5,592,392	$—
Provision for income taxes	-	-	-	—
Net income (loss)	$5,828,978	$236,586	$5,592,392	$2,363.79%
Net income (loss) attributable to FDCTech shareholders	$5,797,589	$247,544	$5,550,045	$2,242.04%
EPS — basic and diluted	0.01	0.00	—	—
Weighted avg shares outstanding	423,084,729	390,377,880	—	—

Revenues

Total revenues for the fiscal year ended December 31, 2025, were $34,959,399, an increase of $8,015,681, or 29.8%, compared to $26,943,718 for the fiscal year ended December 31, 2024 (restated). Revenue growth was driven primarily by the Investment and Brokerage and Technology & Software segments and continued expansion of investment and brokerage trading volumes, partially offset by a slight decline in Wealth Management revenues.

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

The slight revenue decline reflects normal variability in adviser activity levels and does not indicate a structural deterioration of the segment. Cost of sales in this segment — principally payments to advisers, compliance costs, and platform fees — decreased to $5,755,675 from $5,925,652, contributing to a segment gross margin improvement to 10.5% from 8.8% in fiscal year 2024. Wealth management represented 18.4% of total revenues in fiscal year 2025 compared to 24.1% in fiscal year 2024, reflecting the relative growth of the Investment and Brokerage and Technology segments.

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

Gross Profit

Gross profit for fiscal year 2025 was $19,144,041, an increase of $7,102,673, or 59.0%, from $12,041,368 in fiscal year 2024. Consolidated gross margin expanded to 54.8% in fiscal year 2025 from 44.7% in fiscal year 2024, an improvement of approximately 1,010 basis points. The margin expansion was driven by (i) elimination of technology cost of sales in fiscal year 2025 as development costs were fully capitalized, (ii) improved scale in the Investment and Brokerage segment as revenues grew faster than variable costs, and (iii) modest efficiency gains in the Wealth Management segment.

Operating Expenses

Total operating expenses for fiscal year 2025 were $13,076,467, an increase of $399,660, or 3.2%, compared to $12,676,807 in fiscal year 2024. Despite revenue growth of approximately 30%, total operating expenses grew only 3.2%, demonstrating meaningful operating leverage. As a percentage of total revenues, operating expenses declined to 37.4% in fiscal year 2025 from 47.0% in fiscal year 2024.

General and Administrative Expenses. General and administrative expenses (“G&A”) for fiscal year 2025 were $11,561,028, an increase of $537,187, or 4.9%, compared to $11,023,841 in fiscal year 2024 (restated). G&A as a percentage of revenues declined to 33.1% from 40.9%, reflecting the benefit of operating leverage on a largely fixed cost base. G&A principally includes employee compensation, professional fees (legal, accounting, and audit), regulatory compliance costs across our multiple licensed subsidiaries, office rent and occupancy, and other corporate overhead. The modest absolute increase reflects incremental compliance and operational costs associated with the addition of Alchemy International Ltd. and related regulatory obligations.

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

Operating Income (Loss)

Operating income for fiscal year 2025 was $6,067,574, compared to an operating loss of ($635,439) in fiscal year 2024 (restated). The turnaround of $6,703,013 reflects the combination of significant revenue growth, gross margin expansion, and strong operating leverage on the expense base. The operating margin improved to 17.4% in fiscal year 2025 from a negative of 3.1% in fiscal year 2024.

Other Income (Expense)

Total other expense for fiscal year 2025 was $238,596, compared to other income of $872,025 in fiscal year 2024. The change of ($1,110,621) is primarily attributable to two items:

Other interest income (expense). Net interest expense was $(106,089) in fiscal year 2025, compared to net interest expense of $638,483 in fiscal year 2024. The improvement reflects significantly reduced reliance on interest-bearing debt and improved cash management during fiscal year 2025.

Other income (expense). Other expense was ($132,507) in fiscal year 2025, compared to other income of $1,510,508 in fiscal year 2024. Fiscal year 2024 included a significant one-time other income item that did not recur in fiscal year 2025. The fiscal year 2025 amount reflects net foreign exchange transaction losses and other miscellaneous items arising from the Company’s multi-currency operations.

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

Net income (loss) attributable to FDCTech Shareholders

Net income (loss) attributable to FDCTech shareholders for fiscal year 2025 was $5,797,589, or $0.01 per basic and diluted share based on weighted average shares outstanding of 423,084,729, compared to net income of $247,544, or $0.00 per share, in fiscal year 2024 (restated). The improvement reflects the factors described above: strong revenue growth, gross margin expansion, operating leverage, and the absence of significant non-recurring expenses in fiscal year 2025.

The noncontrolling interest in fiscal year 2025 represents the 49% minority interest held by third parties in AD Advisory Services Pty Ltd and 0.1% minority interest held by Gope Kundnani in Alchemy International Limited. Net income (loss) attributable to noncontrolling interest was $31,389 in fiscal year 2025 (2024: net loss attributable to NCI of $10,958). The noncontrolling interest in fiscal year 2024 represents the 49% minority interest held by third parties in AD Advisory Services Pty Ltd.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, proceeds from financing activities, including related party advances and equity issuances, and cash held at our regulated brokerage subsidiaries. At December 31, 2025, we held total cash and cash equivalents of $17,669,749, consisting of $11,855,861 of unrestricted cash and $5,813,888 of segregated client funds, of which $15,258,896 in aggregate was held at liquidity providers. We have a positive working capital of $17,831,410, and total stockholders’ equity of $22,657,965 attributable to FDCTech, Inc. stockholders (plus $33,323 noncontrolling interest). We believe our current liquidity position is sufficient to fund our operating and capital requirements for at least twelve months from the date of this Annual Report.

While the Company achieved profitability in fiscal year 2025, we note that operating cash flows were negative $41.0 million due to a substantial increase in related party receivables of approximately $38,407,601, which represents intercompany funding arrangements expected to be settled during fiscal year 2026. Excluding this item, adjusted operating cash generation reflects the improved profitability of the business. Management continues to monitor working capital carefully, given the scale of related party balances.

Cash Flows

The following table summarizes our cash flows for the fiscal years ended December 31, 2025, and December 31, 2024 (restated):

	Year Ended Dec 31, 2025 (Restated, Audited)	Year Ended Dec 31, 2024 (Restated, Audited)
Net cash provided (used) in operating activities	$(40,918,408)	(13,632,376)
Net cash provided (used) by investing activities	11,670,570	742,741
Net cash provided (used) by financing activities	21,171,592	7,248,140
Effect of exchange rate	369,038	(298,009)
Net increase (decrease) in cash	$(7,707,208)	(5,939,504)
Cash, cash equivalents, and restricted cash at beginning of the period	25,376,957	31,316,461
Cash, cash equivalents, and restricted cash at end of the period	$17,669,749	25,376,957

Operating Activities

Net cash used in operating activities was ($40,918,408) in fiscal year 2025, versus net cash used of $13,632,376 in fiscal year 2024. Despite net income (including noncontrolling interest) of $5,828,978, operating cash flow was driven negative by a $38,407,601 increase in related party receivables — advances to affiliated entities under the Company’s intercompany funding structure — which is expected to be substantially settled in fiscal year 2026.

Other notable working capital movements in fiscal year 2025 included a $3,195,117 decrease in other current liabilities, partially offset by a $1,793,304 recovery of accrued income. Depreciation of $178,754 was the principal non-cash item. No cash was paid for interest or income taxes in either year.

The prior-year $13,632,376 operating cash outflow primarily reflected a $18,693,481 decrease in client funds payables (liabilities).

Investing Activities

Net cash provided by investing activities was $11,670,570 in fiscal year 2025, compared to $742,741 in fiscal year 2024. Fiscal year 2025 activity primarily reflected $8,933,118 recognized on the consolidation of Alchemy International Limited and $1,054,389 of paid-in-capital changes attributable to common-control transactions, together with a $2,000,000 credit on the business acquisition seller’s note, partially offset by $316,937 of capitalized software development costs.

Fiscal year 2024 activity was driven by $818,507 of paid-in-capital changes attributable to common-control transactions, partially offset by $75,766 of capitalized software development costs.

Financing Activities

Net cash provided by financing activities was $21,171,592 in fiscal year 2025, compared to $7,248,140 in fiscal year 2024. The fiscal year 2025 amount primarily comprised related party advances of $21,204,630, partially offset by a net change in noncontrolling interest of ($31,389) and repayments on the line of credit ($3,985), the PPP advance ($5,661), and the SBA loan ($8,506).

Fiscal year 2024 financing activity consisted primarily of related party advances of $7,199,501, net borrowings on the line of credit of $54,595, and common stock issued for cash of $20,000, partially offset by noncontrolling interest distributions of ($22,118), PPP repayments of ($14,991), and SBA loan repayments of ($8,505).

Sources of Liquidity

Cash and Cash Equivalents (including client funds). At December 31, 2025, we held total cash and cash equivalents of $17,669,749, consisting of $11,855,861 of unrestricted cash and $5,813,888 of segregated client funds, of which $15,258,896 in aggregate was held at liquidity providers. The unrestricted cash balance is held in operating accounts of our subsidiaries across multiple jurisdictions. The segregated client funds, maintained at our regulated brokerage entities, are subject to regulatory minimum requirements and are not freely available for general corporate purposes.

Related Party Receivables and Advances. At December 31, 2025, related party receivables totaled $40,090,051, representing amounts due from affiliated entities and related parties under intercompany funding arrangements. These are expected to be settled in the ordinary course of business during fiscal year 2026. Related party advances payable of $29,197,470 represent amounts received from related parties to support the Company’s operations, and these are expected to be repaid or converted during fiscal year 2026. The net related party position (receivable less payable) was approximately $10,892,581 as of December 31, 2025.

Client Funds. Our regulated brokerage subsidiaries hold client funds of $5,813,888 as of December 31, 2025 (2024: $11,526,789). These amounts are maintained in segregated client accounts pursuant to applicable regulatory requirements and are not available for general corporate purposes. Client funds are recognized as both an asset (segregated cash) and a corresponding liability in our consolidated balance sheet.

Lines of Credit and Debt. At December 31, 2025, our total outstanding debt obligations were approximately $2,567,030, consisting primarily of a business acquisition loan of $2,350,000, a line of credit balance of $111,352, and an SBA Economic Injury Disaster Loan of $105,678 (non-current). The SBA loan bears interest at 3.75% per annum.

Regulatory Capital Requirements

Our regulated subsidiaries are subject to minimum capital requirements imposed by their respective regulatory authorities. Alchemy Markets Ltd. (MFSA, Malta) and Alchemy Prime Limited (FCA, United Kingdom) are subject to European Union and UK capital adequacy requirements applicable to investment firms. Alchemy International Ltd. is subject to capital requirements under the laws of Seychelles. AD Advisory Services Pty Ltd. is subject to ASIC’s financial requirements for Australian financial services licensees. At December 31, 2025, management believes that all regulated subsidiaries were in compliance with their respective minimum regulatory capital requirements. Regulatory capital requirements may limit the ability of subsidiaries to distribute cash upstream to the parent company.

Working Capital

At December 31, 2025, working capital was $17,831,410, compared to working capital of $991,609 as of December 31, 2024 (restated). The improvement of approximately $16,839,801 reflects primarily the growth in the related party receivable (classified as current), which increased by approximately $38,407,601, comprising primarily AIL’s current account receivable from Alchemy Capital Markets Ltd. (ACM) and related affiliates, which is partially offset by an increase in related party advances payable (net) of approximately $21,204,630, primarily owed to Alchemy DMCC, a Kundnani-affiliated entity. Excluding related party receivables and advances, the Company’s underlying working capital remains modestly positive.

Contractual Obligations and Commitments

Our principal contractual obligations as of December 31, 2025, consist of operating lease commitments, amounts outstanding under government-assistance loan programs, and the business acquisition loan. We have no material off-balance sheet arrangements.

Operating Leases. We lease office space for our corporate headquarters in Irvine, California, and for our subsidiary offices in Malta, the United Kingdom, Australia, Cyprus, and Seychelles. At December 31, 2025, right-of-use assets were $811,038, current operating lease liabilities were $165,692, and non-current operating lease liabilities were $364,655. The weighted-average remaining lease term for operating leases was approximately 1.1 years, and the weighted-average discount rate was approximately 5.5%.

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

We are also pursuing a potential listing of our common stock on a national securities exchange in connection with a proposed public offering of common stock (see Note 18 — Subsequent Events). Proceeds from such an offering, if completed, would significantly enhance our liquidity position and capital resources.

Off-Balance Sheet Arrangements

At December 31, 2025, we did not have any relationships with unconsolidated organizations, special purpose entities, or other arrangements that would constitute off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Fair Value of Financial Instruments. The Company’s brokerage subsidiaries carry trading positions at fair value, based on quoted market prices (Level 1) or observable inputs (Level 2 in the fair value hierarchy). At December 31, 2025, the net fair value of trading positions held by the firm was $1,183,873 (asset). Management exercises judgment in classifying assets and liabilities within the fair value hierarchy and in determining whether observable inputs are available for valuation purposes.

Goodwill and Intangible Assets. Acquired intangible assets are recognized at fair value at the acquisition date and amortized over their estimated useful lives. Management exercises judgment in identifying and measuring intangible assets at acquisition, estimating their useful lives, and assessing them for impairment. At December 31, 2025, acquired intangible assets, net, were $1,326,062. There were no impairment charges recognized in fiscal year 2025.

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

●

Related Party Transaction Controls. Given the significant volume and dollar amount of related party transactions and balances (including related party receivables of $40,090,051 and related party advances of $29,197,470 as of December 31, 2025), the Company’s controls over the identification, authorization, valuation, and disclosure of related party transactions require strengthening to provide adequate assurance that all such transactions are properly recorded and disclosed.

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

Name and Address(1)	Title of Class (6)	Number of Shares Beneficially Owned	Percent of Class
APSI Holdings Limited (1)	Series B Preferred	1,800,000	75.90%
Mitchell M. Eaglstein, CEO, Director	Series B Preferred	150,000	6.32%
Imran Firoz, CFO, Director	Series B Preferred	150,000	6.32%
FRH Group Corporation (2)	Series B Preferred	50,000	2.11%
Gope S. Kundnani (1), Director	Series B Preferred	191,844	8.09%
William B. Barnett (3)	Series B Preferred	10,000	0.42%
Susan E. Eaglstein (4)	Series B Preferred	10,000	0.42%
Nicky G. Kundnani (5)	Series B Preferred	10,000	0.42%
Officers and Directors as a group (3 persons)	Series B Preferred	2,291,844	96.63%

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

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	June 8, 2026
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2026
Imran Firoz

FDCTECH, INC.

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm (PCAOB: ID 7057)	F-2

Consolidated Balance Sheets as of December 31, 2025 (Audited, Restated), and December 31, 2024 (Audited, Restated	F-4

Consolidated Statements of Operations for the fiscal year ended December 31, 2025 (Audited, Restated), and December 31, 2024 (Audited, Restated)	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025 (Audited, Restated) and December 31, 2024 (Audited, Restated)	F-6

Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2025 (Audited, Restated), and December 31, 2024(Audited, Restated)	F-7

Notes to the Consolidated Financial Statements	F-8

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

Restatement of Previously Issued Financial Statement

As discussed in Note 4 to the financial statements, the 2025 and 2024 financial statements have been restated to correct some misstatements and reclassifications. The correction of the misstatements affected the Cash and cash equivalents, subscription receivables, related party receivables, client funds, and equity line item in the balance sheet of the previously issued financial statements filed on April 14, 2025.

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

Related party balances and transactions

As disclosed in Note 7 of the financial statements, under Post-Acquisition Related Party Balances. AIL carried a related party advances of $37,579,900 due from Alchemy Capital Markets Ltd and Related Party payable of $25,512,642 due to Alchemy DMCC, a related party affiliate, included within the Related Party line on the consolidated balance sheet. This balance reflects trading activity and liquidity arrangements conducted by AIL in the ordinary course of its operations as a securities dealer. The Company has entered into a number of transactions with these related parties in the form of loans and advances.

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

Client Funds and clients’ funds obligations

As disclosed in Note 11, the Company is required to segregate client funds. Client money is held in segregated accounts and is not available for general corporate use. The difference between client money assets and liabilities represents client funds held with trading counterparties (liquidity providers) and amounts in transit.

We identified the evaluation of the sufficiency of audit evidence over client funds as a critical audit matter due to the fact that it required the auditor’s judgment to determine the outstanding balances, as the transactions were volatile and subject to exchange rate fluctuations.

How the Critical Audit Matter Was Addressed in the Audit

●	We evaluated the design and tested the operating effectiveness of certain internal controls related to the client funds and client funds obligations process.
●	We involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of general IT controls and process-level IT risks, and confirmed the data integrity of the documents provided.
●	Reviewed the data from the trading platform to confirm that intercompany balances were eliminated
●	We obtained confirmation from the clients.
●	Reviewed transaction details as posted to the accounting software from the bank statement and trading activities

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

June 8, 2026

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Assets
Current assets:
Cash and cash equivalents	$11,855,861	$13,850,168
Restricted cash — client funds (segregated)	5,813,888	11,526,789
Accounts receivable, net of allowance for doubtful accounts of $22,382 and $22,382, respectively	188,415	25,000
Prepaid expenses – current	353,089	156,335
Related party receivable	40,090,051	1,682,450
Total Current Assets	58,301,304	27,240,742
Fixed assets, net	199,058	185,195
Other Non-Current Assets
Capitalized software, net	1,480,246	1,163,309
Investment through subsidiary	36,062	36,062
Accrued income	279,889	2,073,193
Acquired intangible assets	1,326,062	1,317,108
Prepaid	244,008	-
Tax receivable	190,346	167,907
Fair value of trading positions for the firm, profit	1,183,873	607,157
Right of use (lease)	811,038	978,254
Total assets	$64,051,886	$33,768,927
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$166,212	$229,316
Line of credit	111,352	115,337
Accrued expenses, related party	532,287	519,500
Business acquisition loan	2,350,000	350,000
Cares act- paycheck protection program advance	-	5,661
Related party advances	29,197,470	7,992,840
Client funds payable	5,813,888	11,526,789
Operating lease liability, current	165,692	181,580
Other current liabilities	2,132,993	5,328,110
Total Current liabilities	40,469,894	26,249,133
Deferred tax liabilities	377,975	333,418
SBA loan – non-current	105,678	114,184
Operating lease liability, non-current	364,655	530,348
Accrued interest – non-current	42,396	70,493
Total liabilities	41,360,598	27,297,576
Commitments and Contingencies (Note 10)	-	-
Stockholders’ Deficit:
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of December 31, 2025 and December 31, 2024	450	450
Series B Preferred Stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,361,844 issued and outstanding, as of December 31, 2025, and December 31, 2024	237	236
Common stock, par value $0.0001, 750,000,000 shares authorized; 423,084,729 and 391,084,729 shares issued and outstanding, as of December 31, 2025, and December 31, 2024	42,308	39,108
Additional paid-in capital, Common Series A, Series B	26,917,226	16,883,620
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	296,257	(72,781)
Accumulated deficit	3,401,487	(2,396,102)
Total FDCTech, Inc. stockholders’ equity (deficit)	22,657,965	6,454,531
Noncontrolling interest	33,323	16,820
Total Stockholders’ Equity	22,691,288	6,471,351
Total liabilities and stockholders’ equity (deficit)	$64,051,886	$33,768,927

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Revenues
Technology & software	5,099,187	1,642,130
Wealth management	6,430,897	6,498,404
Investment and Brokerage	23,429,315	18,803,184
Total revenue	$34,959,399	$26,943,718
Cost of sales
Technology & software	-	173,708
Wealth management	5,755,675	5,925,652
Investment and Brokerage	10,059,683	8,802,990
Total cost of sales	15,815,358	14,902,350
Gross Profit	$19,144,041	12,041,368
Operating expenses:
General and administrative	11,561,028	11,023,841
Sales and marketing	1,336,685	1,466,616
Depreciation	178,754	186,350
Total operating expenses	13,076,467	12,676,807
Operating income (loss)	6,067,574	(635,439)
Other income (expense):
Other interest income (expense)	(106,089)	(638,483)
Other income (expense)	(132,507)	1,510,508
Total other income (expense)	(238,596)	872,025
Income (loss) before provision for income taxes	5,828,978	236,586
Provision for income taxes		-
Net income (loss)	$5,828,978	$236,586
Less: Net income (loss) attributable to noncontrolling interest	31,389	(10,958)
Net income (loss) attributable to FDCTech’s shareholders	5,797,589	247,544
Net income (loss) per common share, basic and diluted	$0.01	$0.00
Weighted average number of common shares outstanding, basic and diluted	423,084,729	390,377,880
Other comprehensive income (loss):
Change in foreign currency translation	$369,038	$(298,009)
Total comprehensive income (loss)	6,198,016	(61,423)
Comprehensive income (loss) attributable to noncontrolling interests	39,812	43
Comprehensive income (loss) attributable to FDCTech stockholders	$6,158,204	$(61,466)

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	other				Total
	Preferred stock		Common stock		Paid-in	comprehensive	Subscription	Noncontrolling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Receivable	interest	Deficit	Deficit
Fiscal year ended December 31, 2024 (Restated)
Balance, December 31, 2023	8,300,000	$830	388,584,729	$38,858	$15,389,569	$225,228	$-	$38,939	$(2,643,647)	$13,049,777
Series A Preferred canceled	(2,000,000)	(200)	-	-	-	-	-	-	-	(200)
Series B issuances at $1.41 per share	561,844	56	-	-	792,144	-	-	-	-	792,200
Common stock issued for adjustment	-	-	500,000	50	54,700	-	-	-	-	54,750
Stock subscription reclassification	-	-	-	-	(200,000)	-	(8,000,000)	-	-	(8,200,000)
Common stock issued for cash valued at $0.0144	-	-	2,000,000	200	19,800	-	-	-	-	20,000
Increase in APIC due to shares issued at a discount	-	-	-	-	8,900	-	-	-	-	8,900
Change in APIC due to common control	-	-	-	-	818,507	-	-	-	-	818,507
FX gain (loss)	-	-	-	-	-	(298,009)	-	-	-	(298,009)
Rounding error adjustments	-	-	-	-	-	-	-		1	1
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	10,958	-	10,958
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(33,077)	-	(33,077)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	247,544	247,544
Balance, December 31, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351

Fiscal year ended December 31, 2025 (Restated)
Balance, December 31, 2024 (Restated)	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	-	14,100
Acquisition of Alchemy International Limited (AIL)	-	-	-	-	8,933,118	-	-	-	-	8,933,118
Change in APIC due to common control	-	-	-	-	1,054,389	-	-	-	-	1,054,389
FX gain (loss)	-	-	-	-	-	369,038	-	-	-	369,038
Net income (loss) attributable to noncontrolling interest								31,389	-	31,389
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(14,886)		(14,886)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	5,797,589	5,797,589
Balance, December 31, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$26,917,226	$296,257	$(8,000,000)	$33,323	$3,401,487	$22,691,288

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Net income (loss)	$5,828,978	$236,586
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,754	186,350
Common stock issued for services	35,200	54,750
Series B stock issued for services	14,100	792,200
Accounts receivable allowance	-	22,382
Fixed assets, net	(192,617)	(207,973)
Acquired intangible assets	(8,954)	(11,615)
Change in assets and liabilities:
Gross accounts receivable	(163,415)	981,618
Prepaid	(440,762)	246,856
Related party receivable	(38,407,601)	(1,682,450)
Accounts payable	(63,104)	49,337
Other current liabilities	(3,195,117)	4,557,126
Accrued interest	(28,097)	37,431
Client funds payable	(5,712,901)	(18,693,481)
Fair value of trading position, net	(576,716)	268,101
Operating lease	(181,581)	672,245
Deferred taxes	44,557	(513,163)
Related party guarantee	-	1,353,170
Tax receivable	(22,439)	9,299
Accrued income	1,793,304	(1,037,574)
Right of use of assets (lease)	167,216	(938,571)
Accrued expenses, related party	12,787	(15,000)
Net cash provided by (used in) operating activities	$(40,918,408)	$(13,632,376)
Investing Activities:
Capitalized software	(316,937)	(75,766)
Business acquisition seller’s note	2,000,000	-
Acquisition of Alchemy International Limited	8,933,118
Changes in paid-in capital, common control	1,054,389	818,507
Net cash provided by (used in) investing activities	$11,670,570	$742,741
Financing Activities:
Borrowing from (payments to) line of credit	(3,985)	54,595
Net proceeds from CARES Act - paycheck protection program	(5,661)	(14,991)
Net proceeds from SBA loan	(8,506)	(8,505)
Related party advances	21,204,630	7,199,501
Common stock issued for cash	-	20,000
Common stock issued for financing cost	-	8,900
Series A for cash and cancelation	-	(200)
Changes in NCI	16,503	(22,118)
Noncontrolling interest income	(31,389)	10,958
Net cash provided by (used in) financing activities	$21,171,592	$7,248,140
Effect of exchange rates	369,038	(298,009)
Net increase (decrease) in cash	(7,707,208)	(5,939,504)
Cash, cash equivalents, and restricted cash at beginning of the period	25,376,957	31,316,461
Cash, cash equivalents, and restricted cash at end of the period	$17,669,749	$25,376,957
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
	$-	-

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

Corporate Structure and Subsidiaries

FDCTech, Inc. serves as the parent holding company. The following table presents the Company’s consolidated subsidiaries as of December 31, 2025:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets Served	Technology
AD Advisory Services Pty Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl. UK)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
Alchemytech Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	99.90%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party

The Company consolidates all subsidiaries in which it holds a controlling financial interest. AD Advisory Services Pty Ltd. (ADS) is consolidated as a majority-owned subsidiary (51.00% ownership), with the remaining 49.00% recognized as a noncontrolling interest in the consolidated balance sheet and statements of operations. All other subsidiaries are wholly owned (100%) and fully consolidated, except for AIL, where the Company owns 99.90%.

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

(d) Payment Intermediary Services

Through Xoala Asia (Mauritius, licensed by the Financial Services Commission (“FSC”)), the Company is developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement its brokerage and wealth management operations. At December 31, 2025, this segment remains in the early stages of development and has not yet generated material revenue.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. However, at December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. On December 31, 2025, and 2024, the Company had $11,855,861 and $13,850,168 cash and cash equivalents held at the financial institution.

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

Since January 21, 2016 (Inception), the Company has derived its revenues mainly from consulting services, technology solutions, and customized software development. The Company recognizes revenue when it has satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based on the considerations outlined in an arrangement or contract with a customer.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment and Brokerage

Alchemy Markets Ltd (AML) and Alchemy Prime Ltd (APL) offer trading services and solutions, specializing in OTC and exchange-traded markets in Europe. Malta Financial Services Authority (MFSA) regulates AML with authorized countries, including Austria, Belgium, Bulgaria, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Liechtenstein, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, and Sweden. The Financial Conduct Authority (FCA) regulates APL within the authorized countries of England, Scotland, Wales, and Northern Ireland.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2024. At December 31, 2024, most of the cash was held with non-FDIC financial institutions in Malta, the UK, and other countries. At December 31, 2025, the Company held total cash and cash equivalents of $17,669,749, comprising $11,855,861 of unrestricted cash at financial institutions and $5,813,888 of segregated client funds. At December 31, 2024, the comparable balances were $25,376,957 in total, consisting of $13,850,168 of unrestricted cash and $11,526,789 of segregated client funds. Of the year-end totals, $15,258,896 and $12,658,241 were held at various liquidity providers in 2025 and 2024, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As there is no quoted market for Series B Preferred convertible stock, and the Acquisition of 100% of the equity of APL and 49.90% of AML are related party transactions, we valued the exchange of 1,800,000 shares of Series B Preferred convertible stock based on the audited net financial assets (book value) of the targets.

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

(1)	As of June 30, 2022, £1 = $1.2165, Net Financial Assets based on June 30, 2022, audited financial statements

(2)	As of November 30, 2022, €1 EUR = $1.042, Net Financial Assets based on November 30, 2022, audited financial statements

Under ASC 805-50-15-6, based on the ownership of Kundnani and the management structure post-acquisition, we believe the following guidance in the transactions between entities under common control subsections applies to combinations between entities or businesses under common control:

a)	The Seller (APHL or Kundnani) transfers its controlling interest in APL and AML to the Company controlled by the Seller, directly or indirectly through its ownership as an individual or through APHL. This transaction is a legal organization change, but not the reporting entity. The reporting entity remains the Company.

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

We have accounted for the Acquisition under the acquisition method of accounting per ASC 805, with the Company treated as the accounting acquirer and Targets treated as the “acquired” Company for financial reporting purposes. We determine the Company an accounting acquirer based on the following facts: (i) after the Acquisition(s), shareholders of the Company held the majority of the voting interest of the combined Company; (ii) the Board of Directors of the Company possess majority control of the Board of Directors of the combined Company; and (iii) members of the management of the Company are responsible for the management of the combined Company. As such, we have treated the financial statements of the Company as the historical financial statements of the combined Company. The Company will present consolidated or combined financial statements in place of the financial statements of individual entities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

AML Purchase Price Allocation

AML’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents (1)	3,215,638
Prepaid	5,277
Financial Assets through profit and less (2)	1,070,795
Related party guarantee (3)	1,340,432
Accrued income	1,545,557
Tax receivable (4)	175,538
Capitalized software, net	295,391
Fixed assets (5)	2,391
Total assets:	$7,651,019
Liabilities:
Accounts Payable (6)	173,060
Financial liability at fair value through profit and loss (7)	515,906

Client funds(8)	2,773,824
Deferred tax liabilities(9)	348,570
Total liabilities	$3,811,360
Net assets, (A)	3,839,660
Accumulated other comprehensive income (loss), (B)	53,605
Purchase Price, 833,621 Series B Preferred Stock valued at $1.41, (C)	1,175,406
Increase in APIC (A) – (B) – (C)	$2,610,648

APL Purchase Price Allocation

APL’s Balance Sheet as of November 30, 2023 (Acquisition Date):

Description	Book Value, $
Assets:
Cash and cash equivalents, including cash at liquidity provider (1)	28,562,337
Fixed assets (2)	157,520
Prepaid	405,702
Total assets:	$29,125,559
Liabilities:
Deferred Tax(9)	430,142
Current liabilities - Creditors (10)	874,636
Client funds (8)	26,239,126
Related party advances	2,500,619
Total liabilities	$30,044,523
Net assets (A)	(918,964)
Accumulated other comprehensive income (loss), (B)	(5,539)
Purchase Price, 966,379 Series B Preferred Stock valued at $1.41, (C)	1,362,594
Increase in APIC (A) – (B) – (C)	$(2,276,019)

(1)	We recognize cash and cash equivalents held by AML and APL, and deposits in bank accounts and liquidity providers that can be accessed on demand or within 90 days.

(2)	Financial assets at fair values for AML through profit and loss are derivative contracts in favor of AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial assets at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(3)	Guarantee provided by Alchemy BVI as a parent to AML for any shortfall in the net capital.

(4)	Estimated overpaid tax to the Commissioner of Tax Revenue, Malta.

(5)	All property and equipment are initially recorded at historical cost and included in our fixed assets, net in the consolidated balance sheet as of November 30, 2023. Historical cost includes expenditures directly attributable to the Acquisition of the items. We calculate depreciation using the straight-line method to allocate their cost or revalued amounts to their residual values over their estimated useful lives.

(6)	Trade and other payables comprise obligations to pay for goods or services acquired from suppliers in the ordinary course of business. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

(7)	Financial liabilities at fair values for AML through profit and loss are derivative contracts against AML. They are included in our other current assets in the consolidated balance sheet as of November 30, 2023. We determine financial liabilities at fair values by reference to market prices or rates quoted at the end of the reporting period. Observable market prices or rates support the valuation techniques since their variables include only data from observable markets. We categorize AML’s derivative financial instruments as level 2.

(8)	Customer net trading deposits are funds placed with the Company by clients intended to trade FX, securities, or other investment activities.

(9)	We recognize deferred tax using the liability method on temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. We include deferred tax liabilities in our consolidated balance sheet as of November 30, 2023. However, deferred tax liabilities are not recognized if they arise from the initial recognition of goodwill; deferred tax is not accounted for if it stems from the initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. Deferred tax is determined using tax rates (and Malta laws) that have been enacted or substantially enacted by the end of the reporting period and are expected to apply when the related deferred tax asset is realized, or the deferred tax liability is settled.

(10)	Short-term borrowings are primarily composed of lines of credit and short-term loans from financial institutions.

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

The Company has recognized NCI at $10,944, representing 0.1% of AIL’s net book value at the Acquisition Date. The post-acquisition consolidation process eliminates intercompany transactions and balances between the Company and AIL. Only results from the Acquisition Date (October 29, 2025) through December 31, 2025, are included in the Company’s consolidated income statement for the year ended December 31, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The FSA SD136 regulatory license held by AIL has not been separately recognized as an intangible asset, as it was not previously recorded on AIL’s books, and ASC 805-50 does not require or permit the recognition of assets not already carried by the transferring entity.

AIL Purchase Price Allocation

AIL’s Balance Sheet as of October 31, 2025 (proxied Acquisition Date):

Description	Book Value, $
Assets:
Plant and Machinery, net (1)	1,005
Liquidity Provider Accounts, net (2)	10,815,560
C/A – Alchemy Capital Markets Ltd (3)	24,994,050
C/A – Alchemy Markets EU (4)	552,490
Net Intercompany Receivables (5)	1,589,085
Rebates Receivable	46,970
Payment Gateways (6)	599,510
Other Debtors, Prepayments, and Deposits	30,096
Cash at Banks	5,954,369
C/A – FXIFY	5,985
Total assets:	$44,589,120
Liabilities:
Trade Creditors	91,268
Client Money Liabilities – Retail (7)	618,443
Client Money Liabilities – TTCA (7)	12,432,686
C/A – Shareholders	50,000
C/A – Intercompany (payable)	240,645
C/A – Alchemy DMCC (8)	19,933,099
Other Payables, Rebates, Accruals, and Sundry	278,917
Total liabilities	$33,645,058
Net assets (A)	10,944,062
Non-Controlling Interest, 0.1% of Net Assets (B)	10,944
Consideration paid, $2,000,000 cash (C)	2,000,000
APIC – Capital Contribution (A) – (B) – (C)	$8,933,118

(1)	Plant and machinery are recorded at historical cost, net of accumulated depreciation, as carried on AIL’s books at the Acquisition Date. No fair value adjustment has been applied.

(2)	Liquidity provider accounts represent net balances held with third-party liquidity providers in connection with AIL’s FX and CFD trading operations.

(3)	Current account receivable from Alchemy Capital Markets Ltd (ACM), a related-party affiliate, reflecting intercompany trading and operational balances at book value.

(4)	Current account receivable from Alchemy Markets EU, a related-party affiliate, reflecting intercompany trading and operational balances at book value.

(5)	Net intercompany receivables represent amounts due from other entities within the consolidated group, recorded at carrying value and eliminated upon consolidation.

(6)	Balances held with payment gateway providers represent client deposits and settlement amounts in transit.

(7)	Client money liabilities represent net trading deposits placed with AIL by clients for FX, CFD, and other investment activities. Retail client funds and professional/TTCA client funds are presented separately in accordance with applicable regulatory requirements.

(8)	Current account payable to Alchemy DMCC, a related-party affiliate. This balance is included in the Company’s consolidated related-party disclosures. At December 31, 2025, this balance had increased to $25,512,642.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges for the fiscal years ended December 31, 2025, and 2024.

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

We have translated the local currency of ADS, AML, and APL in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

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

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved, to derive a discounted present value.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. At December 31, 2025, and 2024, the Company had 423,084,729 and 390,377,880 weighted average basic and dilutive shares issued and outstanding, respectively.

During the period ended December 31, 2025, and 2024, common stock equivalents were dilutive due to net income. Hence, they are not considered in the computation.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures about a reporting entity’s effective tax rate and its income taxes paid (refunded). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The adoption expanded the Company’s income tax disclosures as reflected in Note 13, Income Taxes, and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to guide how entities should determine the appropriate accounting treatment for the issuance of profits interest units and similar types of awards. The ASU is effective for public business entities for interim and annual periods for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-01 effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements because the Company has not issued profits interest or similar awards.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of ASC 270 and clarifies when it applies. Early adoption is permitted, and the ASU permits retrospective or prospective transition. The Company is evaluating the impact of ASU 2025-11 on its interim disclosures.

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

For the fiscal year ended December 31, 2025, the Company achieved significant improvement across all key financial metrics. The Company generated total consolidated revenues of $34,959,399, representing an increase of approximately 29.8% over the prior year, driven by full-year contributions from Alchemy Markets Ltd. (AML) and Alchemy Prime Ltd. (APL), as well as the post-acquisition contribution of Alchemy International Ltd. (AIL) from October 29, 2025, through December 31, 2025. The consolidated net income attributable to the Company’s shareholders for the year ended December 31, 2025, was $5,797,589. At December 31, 2025, we held total cash and cash equivalents of $17,669,749, consisting of $11,855,861 of unrestricted cash and $5,813,888 of segregated client funds, of which $15,258,896 in aggregate was held at liquidity providers. The working capital surplus was $17,831,410, and the accumulated deficit was fully eliminated, resulting in an accumulated surplus of $3,401,487.

In prior periods, the Company reported recurring net losses from operations and an accumulated deficit that raised substantial doubt about its ability to continue as a going concern. At December 31, 2024 (as restated), the Company reported an accumulated deficit of $2,396,102, we held total cash and cash equivalents of $25,376,957, consisting of $13,850,168 of unrestricted cash and $11,526,789 of segregated client funds, of which $12,658,241 held at liquidity providers, and a working capital surplus of $991,609. Net income attributable to FDCTech’s shareholders for the year ended December 31, 2024 (as restated) was $247,544.

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

Management’s Plans

In response to the conditions described above and to support the Company’s continued growth, Management has implemented and continues to pursue the following plans:

Achieved and Sustained Profitability. The Company returned to profitability in fiscal year 2025, generating Net income (loss) attributable to FDCTech’s shareholders of $5,828,978 for the year ended December 31, 2025, compared to a net income of $236,586 for the year ended December 31, 2024 (as restated). The Company also eliminated its accumulated deficit entirely, reporting an accumulated surplus of $3,401,487 as of December 31, 2025. Management’s focus on operating leverage, disciplined cost management, and integration of acquired entities has produced measurable results. Management intends to sustain and grow profitability through the continued execution of its diversified financial services platform.

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

Capital Markets and Balance Sheet Strength. At December 31, 2025, the Company had total cash and cash equivalents of $17,669,749, consisting of $11,855,861 of unrestricted cash held at financial institutions and $5,813,888 of segregated client funds, and a working capital surplus of $17,831,410 and total stockholders’ equity of $22,657,965 attributable to FDCTech, Inc. stockholders (plus $33,323 noncontrolling interest), providing adequate liquidity to fund operations, service obligations, and pursue continued growth initiatives. The Company’s capital structure reflects the Series A and Series B preferred convertible stock issued in connection with prior financing and acquisition transactions, both classified as equity. Management does not anticipate a need for emergency financing to sustain operations in the near term.

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

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background for fiscal year ending December 31, 2025

The Company originally filed its Annual Report on Form 10-K for the year ended December 31, 2025, on April 17, 2026 (the “Original Filing”). On April 22, 2026, the Company filed Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”). Amendment No. 1 had no impact on the Consolidated Balance Sheet, the previously reported net income (loss), total assets, total liabilities, or stockholders’ equity (deficit).

Subsequent to the filing of Amendment No. 1, in response to comments received from the Staff of the Securities and Exchange Commission, the Company is filing Amendment No. 2 on Form 10-K/A (the “Restatement”) to (i) disaggregate the previously reported ‘Cash’ line item on the Consolidated Balance Sheet into two separately captioned line items, ‘Cash and cash equivalents’ and ‘Restricted cash — client funds (segregated),’ with a corresponding ‘Client funds payable’ liability presented separately on the face of the Consolidated Balance Sheet; (ii) reflect cash, cash equivalents, and restricted cash on a combined basis on the Consolidated Statements of Cash Flows in accordance with ASC 230-10-50-8, with the reconciliation between the consolidated balance sheets and the consolidated statements of cash flows set forth in Note 11; and (iii) add Note 11 Client Funds. Restricted cash — client funds (segregated) represent amounts held on behalf of customers of the Company’s regulated brokerage subsidiaries, with an offsetting client funds payable liability. In addition to those presentation and disclosure reclassifications — which by themselves do not change any previously reported total — the Restatement records corrections principally relating to the recalculation of the parent company operating lease under ASC 842, a related reclassification within other income (expense), and the foreign currency translation and noncontrolling interest allocations. For the fiscal year ended December 31, 2025, these corrections increase total assets by $280,690 to $64,051,886, increase consolidated net income by $14,366 to $5,828,978 (net income attributable to FDCTech, Inc.’s shareholders of $5,797,589, compared to $5,783,223 as previously reported), and increase the accumulated surplus by $280,692 to $3,401,487; for the comparative fiscal year ended December 31, 2024, they conform the comparative amounts to the restated figures described under “Background for fiscal year ending December 31, 2024” below. Previously reported total revenue, total cost of sales, gross profit, and basic and diluted earnings per share are unchanged, and no subtotal of the Consolidated Statements of Cash Flows is changed by the presentation reclassifications.

The following tables present the effects of the Adjustment (Amendment No. 1) and the Restatement (Amendment No. 2) on the affected line items of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. The Consolidated Statement of Operations is presented to show the effect of the Restatement on total operating expenses, other income (expense), and net income (loss); see Note 14, Comprehensive Income, for the comprehensive income presentation added in Amendment No. 1 and further corrected in the Restatement.

A. CONSOLIDATED BALANCE SHEET

December 31, 2025

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Cash and cash equivalents	$17,669,749	-	17,669,749	(5,813,888)	11,855,861
Restricted cash — client funds (segregated)	-	-	-	5,813,888	5,813,888
Right of use asset (ROU)	$530,348	-	530,348	280,690	811,038
Total assets	$63,771,196	-	63,771,196	280,690	64,051,886
Operating lease liability, current	501,348	-	501,348	(335,656)	165,692
Operating lease liability, non-current	29,112	-	29,112	335,543	364,655
Total liabilities	$41,360,599	-	41,360,599	(1)	41,360,598
Accumulated deficit	3,120,795	-	3,120,795	280,692	3,401,487
Total liabilities and stockholders’ equity (deficit)	$63,771,196	-	63,771,196	280,690	64,051,886

December 31, 2024

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Cash and cash equivalents	$25,376,957	-	25,376,957	(11,526,789)	13,850,168
Restricted cash — client funds (segregated)	-	-	-	11,526,789	11,526,789
Right of use asset (ROU)	$711,928	-	711,928	266,326	978,254
Total assets	$33,502,601	-	33,502,601	266,326	33,768,927
Operating lease liability, current	319,656	-	319,656	(138,076)	181,580
Operating lease liability, non-current	392,272	-	392,272	138,076	530,348
Total liabilities and stockholders’ equity	$33,502,601	-	33,502,601	266,326	33,768,927

Note: The label “Customer funds” was renamed to “Client funds payable” in Amendment No. 2; no dollar change.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

B. CONSOLIDATED STATEMENT OF OPERATIONS

The Adjustment (Amendment No. 1) did not change any previously reported amount in the Consolidated Statement of Operations through net income (loss) attributable to FDCTech, Inc.’s shareholders, or basic and diluted earnings per share. The Restatement (Amendment No. 2) corrects the calculation of the parent company operating lease under ASC 842, reducing rental expense within general and administrative expense by $14,365, and reclassifies amounts between other interest income (expense) ($(122,246)) and other income (expense) ($122,247), increasing net income (loss) by $14,366 with no change to basic and diluted earnings per share of $0.01.

Year Ended December 31, 2025

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Revenue	34,959,399	-	34,959,399	-	34,959,399
Cost of sales	15,815,358	-	15,815,358	-	15,815,358
Gross Profit	19,144,041	-	19,144,041	-	19,144,041
Total operating expenses	13,090,832	-	13,090,832	(14,365)	13,076,467
Other interest income (expense)	16,157	-	16,157	(122,246)	(106,089)
Other income (expense)	(254,754)	-	(254,754)	122,247	(132,507)
Net income (loss)	5,814,612	-	5,814,612	14,366	5,828,978
Net income (loss) per common share	0.01	-	0.01	-	0.01

Year Ended December 31, 2024

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Revenue	26,943,718	-	26,943,718	-	26,943,718
Cost of sales	14,902,350	-	14,902,350	-	14,902,350
Gross Profit	12,041,368	-	12,041,368	-	12,041,368
Total operating expenses	12,943,131	-	12,943,131	(266,324)	12,676,807
Total other income (expense)	872,025	-	872,025	-	872,025
Net income (loss)	(29,739)	-	(29,739)	266,325	236,586
Net income (loss) per common share	(0.00)	-	(0.00)	-	0.00

Refer to Note 14. Comprehensive Income for the comprehensive income (loss) presentation was added in Amendment No. 1.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

C. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2025

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Operating Activities:
Net income (loss)	5,814,612	-	5,814,612	14,366	5,828,978
Change in foreign currency translation	(313,484)	699,749	386,265	(17,227)	369,038
Total comprehensive income (loss)	5,501,128	699,749	6,200,877	(2,861)	6,198,016
Comprehensive income (loss) attributable to NCI	(9,254)	26,444	17,190	22,622	39,812
Comprehensive income (loss) attributable to FDCTech stockholders	5,510,382	673,305	6,183,687	(25,483)	6,158,204

Year Ended December 31, 2024

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Operating Activities:
Net income (loss)	(29,739)	-	(29,739)	266,325	236,586
Change in foreign currency translation	72,781	(370,790)	(298,009)	-	(298,009)
Total comprehensive income (loss)	43,042	(370,790)	(327,748)	266,325	(61,423)
Comprehensive income (loss) attributable to NCI	(43,178)	65,628	22,450	(22,408)	43
Comprehensive income (loss) attributable to FDCTech stockholders	86,220	(436,418)	(350,198)	288,733	(61,466)

Note: Only line items affected by the Adjustment (Amendment No. 1) or otherwise relevant for traceability are shown. The Restatement (Amendment No. 2) does not change any subtotal or line item of the Consolidated Statements of Cash Flows; rather, it (i) relabels ‘Cash at beginning/end of the period’ to ‘Cash, cash equivalents, and restricted cash at beginning/end of the period’ to reflect the inclusion of client funds — segregated as restricted cash under ASC 230-10-50-8, and (ii) adds the corresponding reconciliation between the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows in Note 11(d).

D. CONSOLIDATED STATEMENT OF CASH FLOWS

Amendment No. 1 added the presentation of comprehensive income (loss) below net income (loss) on the Consolidated Statements of Operations — a presentation change only. Amounts shown reflect the comprehensive income (loss) disclosure as added; refer to Note 14. Comprehensive Income.

Year Ended December 31, 2025

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Net income (loss)	5,783,223	-	5,783,223	45,755	5,828,978
Common stock issued for services	-	-	-	35,200	35,200
Series B Convertible Preferred stock for services	-	14,100	14,100	-	14,100
Right of use of assets	181,580	-	181,580	(14,364)	167,216
Net cash provided by (used in) operating activities	(40,999,098)	14,100	(40,984,998)	66,590	(40,918,408)
Acquisition of AIL	-	-	-	8,933,118	8,933,118
Changes in paid-in capital, common control	-	-	-	1,054,389	1,054,389
Net cash used in investing activities	2,069,328	-	2,069,328	9,584,016	11,670,570
Series B Convertible Preferred stock for services	14,100	(14,100)	-	-	-
Common stock issued at a discount	9,969,735	-	9,969,735	(9,969,735)	-
Common stock issued for cash	35,200	-	35,200	(35,200)	-
Capital contribution	546	-	546	(546)	-
Net cash provided by financing activities	31,208,462	-	31,208,462	(10,036,853)	21,171,592

Year Ended December 31, 2024

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Restatement Adjustment	As Restated (Amend. No. 2)
Net income (loss)	(18,781)	-	(18,781)	255,367	236,586
Less: Net income (loss) attributable to noncontrolling interest	-	-	-	10,958	10,958
Operating lease	672,245	-	672,245	-	672,245
Right of asset use	(672,245)	-	(672,245)	(266,326)	(938,571)
Net cash provided by (used in) operating activities	(13,621,417)	-	(13,621,417)	(10,958)	(13,632,376)

F. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE — CONFIRMATION OF NO IMPACT

The Adjustment (Amendment No. 1) did not change total stockholders’ equity (deficit) or the components of stockholders’ equity. The Restatement (Amendment No. 2) increased the accumulated surplus by $280,692 to $3,401,487 and total FDCTech, Inc. stockholders’ equity to $22,657,965 ($22,691,288 including noncontrolling interest), with no change to basic and diluted earnings per share.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Background for fiscal year ending December 31, 2024

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

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2024 to correct certain errors. The effects of the restatement on the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows are presented below.

A. Consolidated Balance Sheet — As of December 31, 2024

	As Originally Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$24,781,389	$(10,931,221)	$13,850,168
Restricted cash — client funds (segregated)	$-	$11,526,789	$11,526,789
Accounts receivable, net	$25,000	-	$25,000
Subscription receivable	$8,200,000	$(8,200,000)	-
Prepaid – current	$156,335	-	$156,335
Related party receivable	$2,414,825	$(732,375)	$1,682,450
Total current assets	$35,577,549	$(8,336,807)	$27,240,742
Fixed assets, net	$185,195	-	$185,195
Capitalized software, net	$1,163,309	-	$1,163,309
Investment through subsidiary	$36,062	-	$36,062
Accrued income	$2,073,193	-	$2,073,193
Acquired intangible assets	$1,317,108	-	$1,317,108
Tax receivable	$167,907	-	$167,907
Fair value of trading positions, profit	$607,157	-	$607,157
Right of use (lease)	$711,929	266,325	$978,254
Total assets	$41,839,408	$(8,070,481)	$33,768,927

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$229,316	-	$229,316
Line of credit	$115,337	-	$115,337
Accrued expenses, related party	$519,500	-	$519,500
Business acquisition loan	$350,000	-	$350,000
CARES Act – PPP advance	$5,661	-	$5,661
Related party advances	$1,011,388	$6,981,452	$7,992,840
Client funds payable	$18,600,990	$(7,074,201)	$11,526,789
Operating lease liability, current	$181,580	-	$181,580
Other current liabilities	$5,328,110	-	$5,328,110
Total current liabilities	$26,341,882	$(92,749)	$26,249,133
Deferred tax liabilities	$333,418	-	$333,418
SBA loan – non-current	$114,184	-	$114,184
Operating lease liability, non-current	$530,348	-	$530,348
Accrued interest – non-current	$70,493	-	$70,493
Total liabilities	$27,390,325	$(92,749)	$27,297,576

Stockholders’ Equity (Deficit):
Preferred stock	$450	-	$450
Series B Preferred stock	$236	-	$236
Common stock	$39,058	$50	$39,108
Additional paid-in capital	$13,679,445	$(125,789)	$13,553,656
Subscription receivable (contra-equity)	-	$(8,000,000)	$(8,000,000)
Additional paid-in capital, Series B Preferred	$3,329,964	-	$3,329,964
Accumulated other comprehensive income (loss)	$(53,270)	$(19,511)	$(72,781)
Accumulated deficit	$(2,563,620)	$167,518	$(2,396,102)
Total FDCTech stockholders’ equity	$14,432,263	$(7,977,732)	$6,454,531
Noncontrolling interest	$16,820	-	$16,820
Total liabilities and stockholders’ equity	$41,839,408	$(8,070,481)	$33,768,927

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

B. Consolidated Statement of Operations — Year Ended December 31, 2024

	As Originally Reported	Adjustment	As Restated
Revenues:
Technology & software	$1,642,130	-	$1,642,130
Wealth management	$6,498,404	-	$6,498,404
Brokerage	$18,803,184	-	$18,803,184
Total revenue	$26,943,718	-	$26,943,718
Cost of sales:
Technology & software	$173,708	-	$173,708
Wealth management	$5,925,652	-	$5,925,652
Brokerage	$8,802,990	-	$8,802,990
Total cost of sales	$14,902,350	-	$14,902,350
Gross Profit	$12,041,368	-	$12,041,368
Operating expenses:
General and administrative	$11,191,357	$(167,516)	$11,023,841
Sales and marketing	$1,466,616	-	$1,466,616
Depreciation	$186,350	-	$186,350
Total operating expenses	$12,844,323	$(167,516)	$12,676,807
Operating income (loss)	$(802,955)	$167,516	$(635,439)
Other income (expense):
Other interest income (expense)	$(638,483)	-	$(638,483)
Other income (expense)	$1,510,508	-	$1,510,508
Total other income (expense)	$872,025	-	$872,025
Income (loss) before income taxes	$69,069	$167,517	$236,586
Provision (benefit) for income taxes	-	-	-
Net income (loss)	$69,069	$167,517	$236,586
Less: Net income (loss) attributable to NCI	$(10,958)	-	$(10,958)
Net income (loss) attributable to FDCTech shareholders	$80,027	$167,517	$247,544

C. Consolidated Statement of Cash Flows — Year Ended December 31, 2024

	As Originally Reported	Adjustment	As Restated
Operating Activities:
Net income (loss)	$80,027	$156,559	$236,586
Adjustments to reconcile net loss to net cash:
Depreciation	$186,350	-	$186,350
Common stock issued for services	-	$54,750	$54,750
Series B Preferred issued for services	$792,200	-	$792,200
Accounts receivable allowance	$22,382	-	$22,382
Fixed assets, net	$(207,973)	-	$(207,973)
Acquired intangible assets	$(11,615)	-	$(11,615)
Changes in assets and liabilities:
Gross accounts receivable	$981,618	-	$981,618
Prepaid	$246,856	-	$246,856
Related party receivable	$(2,414,825)	$732,375	$(1,682,450)
Accounts payable	$49,337	-	$49,337
Other current liabilities	$4,557,126	-	$4,557,126
Accrued interest	$37,431	-	$37,431
Client funds payable (Customer funds)	$(11,619,280)	$(7,074,201)	$(18,693,481)
Fair value of trading position, net	$268,101	-	$268,101
Operating lease	$672,245	-	$672,245
Deferred taxes	$(513,163)	-	$(513,163)
Related party guarantee	$1,353,170	-	$1,353,170
Tax receivable by subsidiaries	$9,299	-	$9,299
Accrued income	$(1,037,574)	-	$(1,037,574)
Right of use of assets (lease)	$(672,245)	(266,326)	$(938,571)
Accrued expenses, related party	$(15,000)	-	$(15,000)
Net cash provided (used) in operating activities	$(7,235,533)	$(6,396,843)	$(13,632,376)

Investing Activities:
Capitalized software	$(75,766)	-	$(75,766)
Effect of exchange rates	$(278,498)	$278,498	$-
Changes in paid-in capital, common control	$798,996	$19,511	$818,507
Net cash provided (used) by investing activities	$444,732	298,009	$742,741
Financing Activities:
Borrowing from (payments to) line of credit	$54,595	-	$54,595
Net proceeds from PPP (repayment)	$(14,991)	-	$(14,991)
Net proceeds from SBA loan (repayment)	$(8,505)	-	$(8,505)
Related party advances	$218,049	$6,981,452	$7,199,501
Series A Preferred cancellation	$(200)	-	$(200)
Common stock issued for cash	$20,000	-	$20,000
Changes in paid-in capital, shares issued at discount	$8,900	-	$8,900
Changes in NCI	$(22,118)	-	(22,118)
Noncontrolling interest income	$10,958	-	$10,958
Net cash provided (used) by financing activities	$255,729	$6,981,452	$8,733,622
Effect of exchange rates	$(278,498)	(19,511)	(298,009)
Net increase (decrease) in cash	$(6,535,072)	$595,568	$(5,939,504)
Cash, cash equivalents, and restricted cash at beginning of the period	$31,316,461	-	$31,316,461
Cash, cash equivalents, and restricted cash at end of the period	$24,781,389	$595,568	$25,376,957

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

D. Effect of Each Restatement Adjustment

Line item	A: G&A omitted	B: APL client funds	C: Third-party assets	D: RP advances reclass	E: Subscription receivable	F: Intercompany elimination	G: 500K shares 2021	OCI re-translation*	Cash segregation*	Total
Balance Sheet
Cash and cash equivalents	$(44,058)	$(3,500,000)	$(3,574,201)	$7,713,827	-	-	-	-	$(11,526,789)	$(10,931,221)
Restricted cash — client funds (segregated)	-	-	-	-	-	-	-		$11,526,789	11,526,789
Related party receivable	-	-	-	-	-	$(732,375)	-	-	-	$(732,375)
Subscription receivable (asset)	-	-	-	-	$(8,200,000)	-	-	-	-	$(8,200,000)
Related party advances (liability)	-	-	-	$7,713,827	-	$(732,375)	-	-	-	$6,981,452
Customer funds (Client funds payable)	-	$(3,500,000)	$(3,574,201)	-	-	-	-	-	-	$(7,074,201)
Common stock	-	-	-	-	-	-	$50	-	-	$50
Additional paid-in capital	-	-	-	-	$(200,000)	-	$54,700	$19,511	-	$(125,789)
Subscription receivable (contra-equity)	-	-	-	-	$(8,000,000)	-	-	-	-	$(8,000,000)
AOCI (loss)	-	-	-	-	-	-	-	$(19,511)	-	$(19,511)
Accumulated deficit	$(44,058)	-	-	-	-	-	$(54,750)	-	-	$(98,808)

Income Statement
General and administrative expense	$44,058	-	-	-	-	-	$54,750	-	-	$98,808
Rental expenses adjustment per ASC 842	(266,325)	-	-		-		-			$(266,325)
Net income (loss) attributable to shareholders	$222,268	-	-	-	-	-	$(54,750)	-		$167,518

Nature of Restatement Adjustments

Adjustment A — Correction of General and Administrative Expense ($222,268)

The reaudit identified $44,058 of G&A expenses omitted from the previously reported consolidated statement of operations for the year ended December 31, 2024. The corresponding entry reduces cash by $44,058. This correction increases G&A expense by $44,058, reduces net income by $44,058, and increases accumulated deficit by $44,058.

Adjustment in rental expenses per lease accounting under US GAAP (ASC 842) with a reduction in lease expenses of $266,325 from January 1, 2024, to December 31, 2024, increases net income by $266,325.

Net income attributable to the Company’s shareholders increased from $80,027 to a net income of $247,544.

Adjustment B — Reclassification of Client Funds of Alchemy Prime Limited (APL) from Alchemy Markets Ltd. (AML) Cash ($3,500,000)

Client funds aggregating $3,500,000 belonging to APL and held within AML’s cash account (designated as the liquidity provider account) were recorded within AML’s general cash balance rather than as a separately designated client funds account. ASC 940, “Financial Services–Brokers and Dealers,” the Company presents client funds as a separately captioned asset on the consolidated balance sheet. This reclassification transfers the balance from AML’s unrestricted cash to a client funds account. No effect on consolidated net income or total stockholders’ equity; reduces unrestricted cash and correspondingly reduces the Client funds liability.

Adjustment C — Reclassification of External Third-Party Assets from AML Cash on Hand ($3,574,201 / EUR 3,453,334)

Assets totaling $3,574,201 (EUR 3,453,334) held by AML on behalf of an external third-party counterparty were included within AML’s cash on hand balance (Account 1028). These assets belong to an external party and do not constitute Company assets. The reclassification removes third-party assets from cash and presents them within client funds, with corresponding recognition of amounts due to the external party. No effect on consolidated net income, net revenue, or total stockholders’ equity.

Adjustment D — Reclassification of Cash Credit at Various Related Parties from Cash on Hand to Related Party Advances ($7,713,827)

The classification of certain cash credits, net of $7,713,827, for various related parties was corrected to related party advances. As a result, cash on hand increased by $7,713,827 for the fiscal year ended December 31, 2024, with an offsetting increase to the related party advances liability.

Adjustment E — Reclassification of Subscription Receivable from Current Asset to Contra-Equity ($8,200,000)

The previously filed December 31, 2024, balance sheet included a subscription receivable of $8,200,000 classified as a current asset, representing amounts due from shareholders for equity instruments previously issued but not yet paid. Under ASC 505-10-45-2, receivables arising from the issuance of equity instruments shall be presented as a contra-equity item rather than as an asset. Accordingly, $8,000,000 has been reclassified from current assets to a contra-equity offset within stockholders’ equity, and $200,000, representing proceeds from the September 2021 cancellation of 2,000,000 shares of subscription receivable that had been credited to additional paid-in capital without a corresponding cash receipt, has been reversed from additional paid-in capital. This reclassification has no effect on the consolidated statements of operations, comprehensive income, or cash flows.

Adjustment F — Elimination of Intercompany Receivable Against Intercompany Payable for AML ($732,375)

An intercompany receivable of $732,375 recorded as “Amount Due from AML” had not been eliminated against the corresponding “Amount Due to AML” intercompany payable in consolidation. Per ASC 810, all intercompany balances and transactions must be eliminated upon consolidation. This adjustment eliminates the gross presentation of the intercompany receivable and payable. Net effect: reduces total consolidated assets and total consolidated liabilities by $732,375 each. No impact on stockholders’ equity or net income.

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Adjustment G — Correction of 500,000 Shares Issued for Services in October 2021 ($54,750)

Corrects the under-issuance of 500,000 shares that should have been issued in October 2021 at $0.1095 per share. The entry records the omitted share consideration at the original transaction price. Stock-based compensation expense increases by $54,750, with an increase in common stock and APIC of $50 and $54,700, respectively. As a result, shares issued and outstanding increased from 390,584,729 to 391,084,729.

Adjustment H — Correction of Foreign Currency Translation Adjustment for Fiscal Year 2024 ($225,228)

In connection with LAO Professionals’ reissuance of the Report of Independent Registered Public Accounting Firm, the Company further corrected the foreign currency translation adjustment by $225,228, from $(72,781) (as presented on the initial restated basis following the Olayinka-to-LAO reaudit reclassification) to $(298,009). Per ASC 830, foreign currency translation adjustments are recognized in OCI with an offset in AOCI within stockholders’ equity. No effect on net income, total current assets, total current liabilities, working capital, or cash flows for fiscal 2024. The adjustment reduces total comprehensive income for fiscal 2024 from $43,042 to $(316,790), and reduces comprehensive income attributable to FDCTech stockholders to $(61,466).

OCI Translation — $(19,511) mechanical re-translation effect

LAO Professionals re-performed the translation of the Company’s foreign subsidiary financial statements from functional currency to U.S. dollar reporting currency per ASC 830. The re-translation produced an AOCI loss of $(72,781) at December 31, 2024, compared to the $(53,270) balance previously reported by Olayinka Oyebola & Co. The $(19,511) difference represents the mechanical effect of the re-translation and does not reflect a separate adjusting entry. The effect is further re-corrected by Adjustment H above.

E. Consolidated Statement of Comprehensive Income — Year Ended December 31, 2024

(in U.S. dollars)

Line item	As Originally Reported	Adjustment	As Restated
Net income (loss)	$69,069	$167,516	$236,586
Other comprehensive income (loss):
Foreign currency translation adjustment*	$53,270	$(351,279)	$(298,009)
Total comprehensive income (loss)	$122,339	$(183,762)	$(61,423)
Less: Comp income (loss) attributable to NCI	$(43,178)	$43,221	$43
Comprehensive income (loss) attributable to FDCTech shareholders	$165,517	$(226,983)	$(61,466)

*	The $(351,279) aggregate adjustment to the OCI — foreign currency translation line and the $(183,762) aggregate adjustment to the Total comprehensive income line reflect the combined effect of corrections made by LAO Professionals to the foreign currency translation of the Company’s foreign subsidiaries. Adjustment H has no effect on consolidated net income, total current assets, total current liabilities, working capital, or cash flows for fiscal 2024.

NOTE 5. CAPITALIZED SOFTWARE COSTS

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

NOTE 6. TAX RECEIVABLES

Other trade and tax receivables consist of rebates receivable from liquidity providers, amounts due through payment gateway arrangements, and value-added tax or equivalent recoverable amounts due from tax authorities. The components are as follows:

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Tax receivable (Alchemy Markets Ltd.)	$190,346	167,907
Total other trade and tax receivables	$190,346	$167,907

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

At December 31, 2025, AIL carried a current account receivable of $37,579,900 due from Alchemy Capital Markets Ltd. and related affiliates, included within the Related Party Receivable line on the consolidated balance sheet. This balance reflects trading activity and liquidity arrangements conducted by AIL in the ordinary course of its operations as a securities dealer.

At December 31, 2025, AIL carried a current account payable of $25,512,642 due to Alchemy DMCC, a related-party affiliate, included within Related Party Advances on the consolidated balance sheet. Additionally, FDCTech at the parent level carried a payable of $536,504 to Alchemy DMCC. The terms and repayment conditions of these balances are subject to ongoing intercompany arrangements and are eliminated upon consolidation where applicable.

Accrued Compensation — Executive Officers

At December 31, 2025, the Company had accrued but unpaid payroll obligations of $241,000 to Mitchell M. Eaglstein, CEO and Director, and $286,000 to Imran Firoz, CFO and Director (through Thinkatalyst LLC., a company controlled by Mr. Firoz), included within Accrued Expenses, Related Party on the consolidated balance sheet. No related-party interest expense was incurred for the fiscal years ended December 31, 2025, and 2024.

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

NOTE 7. RELATED PARTY TRANSACTIONS (continued)

Summary of Related Party Balances

The following table summarizes related party balances included in the consolidated balance sheets as of December 31, 2025, and December 31, 2024 (as restated):

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Related party receivable (asset):
AIL – intercompany receivable (post-acquisition)	$37,579,900	$—
FDC – Related party receivables and advances	3,165,290	1,682,450
AML – due from related parties, net	(3,300,538)	—
FXPIG – due from	32,704	—
Total related party receivable	$40,090,051	$1,682,450

Related party advances (liability):
AIL – due to Alchemy DMCC (post-acquisition)	$25,512,642	$7,713,827
FDC – due to Alchemy DMCC	536,504	—
FDC – related party advances, net	33,000	33,000
ADS – related party loan	4,711	3,536
AML – due to AML US	720,644	140,682
ATECH – related party loan	—	101,795
Total related party advances	$29,197,470	$7,992,840

Accrued expenses, related party (liability):
Accrued payroll – Mitchell M. Eaglstein	$241,000	246,000
Accrued payroll – Imran Firoz	286,000	273,500
ATECH – accrued expenses	5,287	—
Other accrued, related party	—	—
Total accrued expenses, related party	$532,287	$519,500

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

At December 31, 2025, the Company complies with the terms and conditions of both credit lines. At December 31, 2025, and 2024, the aggregate outstanding balance was $111,352 and $115,337, respectively.

NOTE 9. NOTES PAYABLE – RELATED PARTY

Business Acquisition Loan — Seller’s Note

At December 31, 2024, the Company carried a business acquisition loan of $350,000 in connection with a prior acquisition. During the fiscal year ended December 31, 2025, the Company recorded an additional $2,000,000 obligation in connection with the acquisition of Alchemy International Ltd. (“AIL”), representing the cash consideration paid to SYNC Capital Limited pursuant to the Share Purchase Agreement dated October 29, 2025. At December 31, 2025, the total outstanding balance of the business acquisition loan was $2,350,000. The maturity of $2,000,000 loan obligation was extended to June 30, 2026.

Accrued interest on the business acquisition loan was $14,000 as of December 31, 2025, included within Accrued Interest — Non-Current on the consolidated balance sheet. See Note 7 — Related Party Transactions and Note 2 — Significant Acquisitions for further details regarding the AIL acquisition.

SBA Loan

On May 22, 2020, the Company received $144,900 under the Small Business Administration (“SBA”) Economic Injury Disaster Loan program. The loan bears interest at 3.75% per annum and requires monthly installment payments of $707, including principal and interest, beginning twelve (12) months from the promissory note date. The loan matures thirty (30) years from the promissory note date. At December 31, 2025, and 2024, the outstanding balance was $105,678 and $114,184, respectively, classified as non-current on the consolidated balance sheet.

CARES Act — Paycheck Protection Program (PPP Note)

On May 1, 2020, the Company received proceeds of $50,632 under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note carried a fixed interest rate of 1.00% per annum. During the fiscal year ended December 31, 2025, the Company repaid the remaining outstanding balance in full. At December 31, 2025, the PPP Note outstanding balance was $0. At December 31, 2024, the outstanding balance was $5,661.

AJB Capital Promissory Note (Fully Retired)

On January 27, 2022, the Company entered into a promissory note with AJB Capital Investments, LLC for $550,000 at a coupon of 10%, maturing July 27, 2022. The note was fully repaid in February 2023. On December 27, 2023, the Company redeemed the associated warrants issued as part of the original agreement for cash payments of $100,000 (paid at execution) and $100,000 (paid on or before January 26, 2024), together with the issuance of 5,000,000 restricted shares of Common Stock on January 2, 2024. At December 31, 2025, and 2024, there was no outstanding balance under the AJB Capital arrangement.

Economic Injury Disaster Loan (EIDL) Grant

On May 14, 2020, the Company received $4,000 as an Economic Injury Disaster Loan emergency grant under the CARES Act. As this grant is forgivable and requires no repayment, the Company recorded it as other income. There was no outstanding repayment obligation as of December 31, 2025, or 2024.

Summary of Outstanding Loan Balances

The following table summarizes outstanding loan and note balances as of December 31, 2025, and 2024:

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Outstanding loan and note payable balances:
Business acquisition loans (Seller’s note)	$2,350,000	$350,000
SBA loan (non-current)	105,678	114,184
PPP loan	—	5,661
AJB promissory note	—	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

At December 31, 2025, the Company and its subsidiaries operate offices across multiple jurisdictions. Leases that qualify under ASC 842 are recognized on the consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. At December 31, 2025, the ROU asset was $811,038, current operating lease liabilities were $165,692, and non-current operating lease liabilities were $364,655. The weighted-average remaining lease term for qualifying operating leases was approximately 1.1 years, and the weighted-average discount rate was approximately 5.5%. Service contracts and month-to-month arrangements that do not qualify as leases under ASC 842 are expensed as incurred and included in General and Administrative expenses.

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

NOTE 11. RESTRICTED CASH — CLIENT FUNDS (SEGREGATED)

(a) Nature and Accounting Policy

Certain of the Company’s regulated brokerage subsidiaries “hold” funds on behalf of clients in connection with foreign exchange (“FX”), contracts for difference (“CFD”), and other financial trading activities. Restricted cash — client funds (segregated) or Client funds represent trading deposits and margin balances placed by clients with the applicable subsidiary and are required by regulation to be maintained in segregated accounts separate from the Company’s own corporate funds.

In accordance with applicable regulatory requirements and consistent with the guidance under ASC 940, “Financial Services–Brokers and Dealers,” the Company presents client funds as a separately captioned asset on the consolidated balance sheet, with an equal and offsetting client funds payable recognized as a current liability. Client funds are not offset against the corresponding liability in the consolidated balance sheet, as the conditions for right-of-setoff under ASC 210-20 are not met. The balances are carried at the amounts deposited or received, which approximates fair value.

Client funds are not available for the Company’s general corporate purposes and do not form part of the Company’s unrestricted cash and cash equivalents. Recognition and derecognition of client funds balances occur upon receipt or disbursement of funds to or from the segregated client accounts.

(b) Regulated Entities Holding Client Funds

At December 31, 2025, client funds are held by the following regulated subsidiaries of the Company:

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

NOTE 11. RESTRICTED CASH — CLIENT FUNDS (SEGREGATED) (continued)

(c) Classification of Client Funds

The Company classifies client funds into two categories in accordance with applicable regulatory frameworks:

(i)	Retail Client Funds – funds held on behalf of retail clients as defined under MiFID II and equivalent UK regulatory standards. Retail client funds are subject to the highest level of segregation and investor protection requirements.

(ii)	Professional / Title Transfer Collateral Arrangement (“TTCA”) Client Funds – funds held on behalf of professional clients, including those subject to TTCA arrangements pursuant to which legal title to the funds has been transferred to the subsidiary. TTCA funds are subject to regulatory requirements applicable to professional client classifications.

(d) Reconciliation of total cash, cash equivalents, and restricted cash:

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Cash and cash equivalents	$11,855,861	$13,850,168
Restricted cash — client funds (segregated)	$5,813,888	$11,526,789
Total cash and cash equivalents (including segregated client funds)	$17,669,749	$25,376,957

Amounts included in client funds — segregated represent monies held by the Company’s regulated brokerage subsidiaries on behalf of clients in segregated accounts pursuant to applicable regulatory requirements and are restricted as to use. These amounts are presented as a separately captioned restricted asset on the consolidated balance sheets and, in accordance with ASC 230-10-50-8, are included within cash, cash equivalents, and restricted cash for purposes of the consolidated statements of cash flows. The table above reconciles cash and client funds — segregated reported within the consolidated balance sheets to the total cash, cash equivalents, and restricted cash reported on the consolidated statements of cash flows for each period presented. Changes in the corresponding client funds payable liability are reflected within net cash provided by (used in) operating activities.

(e) Consolidated Restricted cash — client funds (segregated) Balances

The following table sets forth the Restricted cash — client funds (segregated) and the corresponding client funds payable as presented in the consolidated balance sheets as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Restricted cash — client funds (segregated)	$5,813,888	$11,526,789
Client funds payable – liability	(5,813,888)	(11,526,789)
Net impact on stockholders’ equity	$—	$—

As the Restricted cash — client funds (segregated) and the client funds payable are equal in all periods presented, the gross presentation has no net effect on total stockholders’ equity. The decrease in client funds from $11,526,789 as of December 31, 2024 to $5,813,888 as of December 31, 2025, representing a decrease of $5,712,901 (49.6%), is primarily attributable to: attributing it to net client withdrawals and reduced margin deposits, partially offset by AIL’s client funds added on acquisition.

(f) Relationship to Restatement of FY2024 Financial Statements

As described in Note 4 (Restatement of Previously Issued Financial Statements), the Company identified in fiscal year 2025 that certain client fund balances had been incorrectly included within the Company’s general unrestricted cash balances in the previously issued financial statements for the year ended December 31, 2024. Specifically:

(i)	Client funds aggregating $3,500,000 belonging to Alchemy Prime Limited (APL) and held within the cash account of Alchemy Markets Ltd. (AML) (designated as the liquidity provider account) were identified as having been recorded within AML’s general cash balance rather than as a separately designated client funds account. This reclassification transfers the balance from AML’s unrestricted cash to a client funds account, reflecting the substance of the arrangement whereby AML holds these funds as custodian on behalf of APL’s clients. The adjustment does not affect consolidated net income or total stockholders’ equity; however, it reduces unrestricted cash and correspondingly increases the Restricted cash — client funds (segregated) balance within the consolidated balance sheet.

(ii)	Assets totaling $3,574,201 (EUR 3,453,334) at the applicable period-end exchange rate, held by AML on behalf of an external third-party counterparty, were identified as having been included within AML’s cash on hand balance (Account 1028). These assets represent funds belonging to an external party and do not constitute assets of the Company. Such amounts are required to be reclassified from cash on hand to a client funds or third-party custodial asset account, with a corresponding liability recognized, to properly reflect the Company’s role as custodian of those funds. This adjustment removes third-party assets from the Company’s cash balance and presents them within a client funds or custodial asset classification, with a corresponding recognition of amounts due to the external party. The reclassification does not affect consolidated net income, net revenue, or total stockholders’ equity.

Both reclassifications were effected as part of the restatement of December 31, 2024, consolidated financial statements. Neither adjustment affected the Company’s consolidated net income, total stockholders’ equity, or revenues for any period presented. Readers are directed to Note 4 for a complete quantitative reconciliation of the restated amounts.

NOTE 11. RESTRICTED CASH — CLIENT FUNDS (SEGREGATED) (continued)

(g) Restrictions and Use of Client Funds

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

Accordingly, client funds are excluded from the Company’s liquidity analysis and are not considered available for general corporate purposes. At December 31, 2025, we held total cash and cash equivalents of $17,669,749, consisting of $11,855,861 of unrestricted cash and $5,813,888 of segregated client funds, of which $15,258,896 in aggregate was held at liquidity providers.

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

At December 31, 2025, and 2024, the Company’s authorized capital stock consists of 15,000,000 shares of Preferred Stock (par value $0.0001) and 750,000,000 shares of Common Stock (par value $0.0001).

At December 31, 2025, and 2024, the Company had 423,084,729 and 391,084,729 shares of Common Stock issued and outstanding, respectively. Of the 423,084,729 shares outstanding as of December 31, 2025, 371,861,597 shares are restricted, and 50,723,132 shares are unrestricted.

At December 31, 2025, and 2024, the Company had 4,500,000 and 4,500,000 shares of Series A Preferred Stock issued and outstanding, respectively.

At December 31, 2025, and 2024, the Company had 2,371,844 and 2,361,844 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

From July 1, 2017, to October 3, 2017, the Company issued 653,332 units under its Offering Memorandum for cash of $98,000, where each unit consisted of one share of Common Stock and one Class A warrant.

On October 31, 2017, the Company issued 70,000 restricted common shares to management consultants valued at $10,500.

On January 15, 2019, the Company issued 60,000 restricted common shares for professional services to eight consultants valued at $9,000.

From January 29, 2019, to February 15, 2019, the Company issued 33,000 registered shares for cash of $4,950. On February 26, 2019, the Company filed Post-Effective Amendment No. 1 to its Form S-1, removing from registration all shares that were offered but not sold.

On June 3, 2020, the Company issued 2,745,053 shares to Benchmark Investments, Inc. at $0.25 per share, valued at $686,263, for financial advisory services. On August 25, 2020, the engagement was terminated, and the Broker-Dealer returned the 2,745,053 shares.

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

Subscription Receivable

At December 31, 2025, and 2024, the Company has a subscription receivable of $8,000,000, recorded as a contra-equity item within stockholders’ equity, representing shares issued for which the consideration has not yet been received.

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

At December 31, 2025, and 2024, there were no warrants issued or outstanding. The Company has no equity compensation plans under which warrants or options are currently authorized for issuance.

NOTE 14. COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) (“OCI”) consists of foreign currency translation adjustments arising from those subsidiaries that do not use the U.S. dollar as their functional currency — AD Advisory Services Pty Ltd. (ADS, Australian dollar), Alchemy Markets Ltd. (AML, euro), Alchemy Prime Limited (APL, pound sterling), Alchemytech Ltd. (ATECH, euro), and, from the fourth quarter of 2025, Alchemy International Ltd. (AIL). These adjustments are recorded, net of tax, in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity and noncontrolling interests, and are reclassified to the statement of operations only upon the disposal or liquidation of the related subsidiary. Because the undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested, no deferred tax effect has been recorded on the OCI components presented (ASC 740-30-25-17).

Changes in AOCI by component. AOCI, all of which relates to cumulative foreign currency translation, was a balance of $225,228 at December 31, 2023. During the fiscal year ended December 31, 2024 (restated), the Company recognized total other comprehensive loss of $(298,009), comprising translation adjustments attributable to ADS, AML, APL, and ATECH, reducing the AOCI balance to $(72,781) at December 31, 2024. During the fiscal year ended December 31, 2025 (restated), the Company recognized total other comprehensive income of $369,038, comprising translation adjustments attributable to ADS, AML, APL, and ATECH, increasing the AOCI balance to $296,257 at December 31, 2025.

Comprehensive income attributable to noncontrolling interest. Noncontrolling interest (“NCI”) represents the 49% minority interest in ADS and, from October 29, 2025, a 0.1% interest in AIL. NCI was $38,939 at the beginning of fiscal 2024. During fiscal 2024, the Company attributed net income (loss) of $10,958 and foreign currency translation of $(33,077) to NCI, resulting in NCI of $16,820 at December 31, 2024. During fiscal 2025, the Company attributed net income (loss) of $31,389 and foreign currency translation of $(14,886) to NCI, resulting in an NCI balance of $33,323 at December 31, 2025.

The following table shows the changes in AOCI by component for the fiscal years ended December 31, 2025, and 2024:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2023	$225,228
Other comprehensive income (loss), attributed to ADS	22,450
Other comprehensive income (loss), attributed to AML	(335,483)
Other comprehensive income (loss), attributed to APL	6,264
Other comprehensive income (loss), attributed to ATECH	8,760
Total other comprehensive income (loss), as restated, December 31, 2024 (Restated)	(298,009)
Balance as of December 31, 2024 (Restated)	$(72,781)
Other comprehensive income (loss), attributed to ADS	$17,190
Other comprehensive income (loss), attributed to AML	$373,172
Other comprehensive income (loss), attributed to APL	$(22,297)
Other comprehensive income (loss), attributed to ATECH	$973
Total other comprehensive income (loss), December 31, 2025 (Restated)	$369,038
Balance as of December 31, 2025 (Restated)	$296,257

No amounts were reclassified out of AOCI to net income during the fiscal years ended December 31, 2025, or December 31, 2024. The AOCI balances rolled forward above tie to accumulated other comprehensive income (loss) presented on the consolidated balance sheet of $(72,781) at December 31, 2024, and $296,257 at December 31, 2025.

NOTE 15. NON CONTROLLING INTEREST

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

Subsidiaries with noncontrolling interests. The Company’s noncontrolling interests consist of the 49% minority interest in AD Advisory Services Pty Ltd. (“ADS”), held since the Company obtained control of ADS, and a 0.1% interest in Alchemy International Ltd. (“AIL”) arising from the Company’s consolidation of AIL effective October 29, 2025. The Company holds a controlling financial interest in each of these subsidiaries and consolidates their results, attributing the proportionate share of their earnings, other comprehensive income (loss), and net assets to the noncontrolling interest holders. No noncontrolling interest is recognized for wholly owned subsidiaries.

Changes in noncontrolling interest

Changes in noncontrolling interest. The carrying amount of noncontrolling interest was $38,939 at the beginning of fiscal 2024. During the fiscal year ended December 31, 2024 (restated), the Company attributed net income (loss) of $10,958 and foreign currency translation attributable to NCI of $(33,077), reducing the balance to $16,820 at December 31, 2024. During the fiscal year ended December 31, 2025 (restated), the Company attributed net income (loss) of $31,389 and foreign currency translation attributable to NCI of $(14,886), resulting in a noncontrolling interest balance of $33,323 at December 31, 2025. Foreign currency translation attributable to NCI represents the noncontrolling holders’ proportionate share of the cumulative translation adjustment arising on consolidation of the Company’s foreign subsidiaries. The noncontrolling interest balances rolled forward above tie to the noncontrolling interest reported within stockholders’ equity (deficit) on the consolidated balance sheets.

The following table presents the changes in noncontrolling interest for the fiscal years ended December 31, 2025, and December 31, 2024:

	2025	2024
Balance, beginning of period	$16,820	38,939
Net income (loss) attributable to NCI	$31,389	10,958
Foreign currency translation — NCI	$(14,886)	(33,077)
Balance, end of period	$33,323	16,820

NOTE 16. INCOME TAXES

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

Book-to-Tax Reconciliation – FDCTech, Inc. (U.S. Parent Standalone)

The following table reconciles the U.S. Parent’s pre-tax book loss to taxable income (loss) for the fiscal years ended December 31, 2025, and December 31, 2024:

Income Tax	Deferred Tax Assets/Liability
	December 31, 2025 (Restated)		December 31, 2024 (Restated)
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books	(878,612)	(184,509)	(507,821)	(106,642)
M-1 Differences:
Stock/options issued for services	49,300	10,353	846,950	177,860
Allowance for doubtful accounts	—	—	44,058	9,252
Tax income (loss)	(829,312)	(174,156)	383,187	80,469

Prior Year NOL (exclude the effect of state tax)	(1,842,001)	(212,665)	(1,395,876)	(293,134)
Cumulative NOL	(1,842,001)	(386,820)	(1,842,001)	(212,665)

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Net operating loss carry forwards.	386,820	212,665
Stock/options issued for services	10,353	177,860
Allowance for doubtful accounts	—	9,252
Valuation allowance	(397,173)	(399,776)
Total	—	—

Tax at statutory rate (21%)	(184,509)	(106,642)
State tax benefit, net of federal tax effect	—	—
Change in valuation allowance	184,509	106,642
Total	—	—

Note 16. Income Taxes (continued)

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

For the fiscal year ended December 31, 2024, the pre-NOL taxable income of $383,187 was fully offset by prior-period NOL carryforwards, resulting in net taxable income of $nil and a current tax provision of $nil. For the fiscal year ended December 31, 2025, the U.S. Parent generated a net taxable loss of $829,312, resulting in no current income tax expense.

Net Operating Loss Carryforwards

At December 31, 2025, the U.S. Parent had generated a current-year taxable loss of $829,312, which is added to the accumulated NOL carryforward. Federal NOL carryforwards generated after December 31, 2017, carry forward indefinitely but are subject to a utilization limitation of 80% of taxable income in any given year. Federal NOL carryforwards generated prior to January 1, 2018, expire 20 years after the year in which they arose and are not subject to the 80% limitation. The accumulated U.S. federal NOL carryforward of FDCTech, Inc. as of December 31, 2025, inclusive of the $829,312 generated in fiscal year 2025, is approximately $1,842,001. The Company has filed its U.S. federal tax return for the fiscal year ended December 31, 2025.

In evaluating the realizability of deferred tax assets, management considered all available positive and negative evidence, including the U.S. Parent’s history of cumulative operating losses, the expected reversal of existing temporary differences, tax planning strategies, and projected future taxable income. Based on the weight of available evidence, and in particular the U.S. Parent’s sustained history of pre-tax losses at the standalone entity level, management has determined that it is more likely than not that the U.S. Parent’s gross deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the U.S. Parent’s net deferred tax assets as of December 31, 2025, and 2024.

The change in valuation allowance for fiscal year 2025 reflects the addition of the deferred tax asset arising from the $829,312 current-year taxable loss (generating a deferred tax asset of $174,156 at 21%), partially offset by the release of the $36,038 deferred tax asset associated with the $383,187 of prior-period NOL carryforward utilized during fiscal year 2024 (reflected in the FY2024 comparative column). The allowance for doubtful accounts of $44,058 recognized in fiscal year 2024 results in a temporary difference of $9,252 (at 21%) that is expected to reverse upon charge-off of the related receivable.

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

Open Tax Years

The Company’s U.S. federal and California state income tax returns are subject to examination for tax years beginning in 2021. The U.S. federal income tax returns for fiscal years 2023 and 2022 have been filed and accepted. The California franchise tax returns for fiscal years 2023 and 2022 have also been filed and accepted. At December 31, 2025, the Company has no ongoing tax examinations in any jurisdiction.

NOTE 17. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 18. SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 8, 2026, the date on which these consolidated financial statements were available to be issued. The following events occurring after December 31, 2025, are disclosed in accordance with ASC 855, Subsequent Events.

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

U.S.–Israel–Iran Military Conflict

On February 28, 2026, the United States and Israel launched coordinated joint military strikes against Iran, targeting military, governmental, and nuclear-related sites. Iran subsequently responded with missile and drone attacks against targets in the region and sought to restrict commercial shipping traffic through the Strait of Hormuz. As of the date these financial statements were available to be issued, the conflict remained ongoing, and its ultimate scope, duration, and resolution were uncertain.

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

Series B Convertible Preferred Stock

On March 24, 2026, the Company filed a ratification of Certificate of Designation with the Secretary of State of the State of Delaware, designating 3,000,000 shares of its authorized preferred stock, par value $0.0001 per share, as “Series B Convertible Preferred Stock.” Each share of Series B Preferred Stock carries one vote per share, voting together with the Common Stock as a single class, and is convertible at the option of the holder into 100 shares of Common Stock, subject to adjustment and to a Board-determined conversion ratio (ranging from 100:1 to 10:1) in the event the Company completes a qualifying public offering of $10,000,000 or more with an uplisting to NASDAQ or NYSE. The Series B Preferred Stock has no stated dividend or liquidation preference. As of the date of issuance of these consolidated financial statements, 2,371,844 shares of Series B Preferred Stock have been issued and are outstanding.

AIL Sellers Note

The maturity of the $2,000,000 seller note loan obligation for the acquisition of AIL was extended to September 30, 2026.

Alchemy Markets (Cayman) Ltd.

On May 19, 2026, the Cayman Islands Monetary Authority granted conditional approval for the transfer to FDCTech, Inc. of 100% of Alchemy Markets (Cayman) Ltd, a non-operating CIMA-licensed company, which had not yet been completed as of the date these financial statements were available to be issued.

Alchemy Markets Ltd. (AML, Malta)

On June 1, 2026, the Malta Financial Services Authority confirmed its no-objection to changing the name of the Company’s wholly-owned Maltese subsidiary, Alchemy Markets Ltd, to “Crestmark Trading Ltd,” effective upon issuance of the altered certificate by the Malta Business Registry. Neither matter is expected to have a material effect on the Company’s consolidated financial statements. Both are Type II non-recognized subsequent events under ASC 855-10.

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