Form 10-Q/A
period 2026-03-31
FDCTECH, INC.
filed 2026-06-08
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of FDCTech, Inc. (the “Company”) for the three months ended March 31, 2026 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2026, is being filed to restate the Company’s previously issued condensed consolidated financial statements for the three months ended March 31, 2026.

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 should no longer be relied upon because of errors in those financial statements. The Company is filing this Amendment No. 1 to restate the affected financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” This Amendment No. 1 amends and restates Part I, Item 1 (Financial Statements), Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Part I, Item 4 (Controls and Procedures) of the Original Filing.

The restatement corrects the following errors in the previously issued financial statements: (i) general and administrative expense was overstated by $3,587 as a result of an update to the parent company operating lease; the correction increases operating income, income before provision for income taxes, and net income by $3,587; (ii) within total other income (expense), net interest income of $132,448 was incorrectly reported as interest expense of $(132,492), a sign and footing error; the correction has no effect on total other income (expense) of $14,611; (iii) net income attributable to the noncontrolling interest of $6,241, principally the 49% noncontrolling interest in AD Advisory Services Pty Ltd., was not previously presented; as restated, net income attributable to FDCTech, Inc. is $6,867,266, a decrease of $2,654 from the amount originally reported; and (iv) certain balance sheet corrections and reclassifications, principally the elimination of an intercompany cash position of $4,429,781, the reclassification of the related intercompany residual of $4,865,084 to related party receivable, an increase to right of use (lease) assets of $98,124 with corresponding reductions to operating lease liabilities, and related adjustments to accumulated other comprehensive income (loss) and accumulated surplus (deficit). As restated, total assets increased by $611,895 to $72,807,161, total liabilities increased by $338,130 to $38,920,903, and total FDCTech, Inc. stockholders’ equity increased by $276,973 to $33,845,667 as of March 31, 2026. In addition, rebate income of $804,664 earned by Alchemy Markets Ltd. from Alchemy International Ltd. continues to be presented as external revenue, consistent with prior filings, with no effect on total revenue, operating income, net income, or the balance sheet.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits hereto. Except as expressly set forth in this Amendment No. 1, this Amendment does not, and does not purport to, amend, update, or restate any other information or disclosures contained in the Original Filing, or reflect any events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

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

4

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited; Restated)	(Audited; Restated)

Assets
Current assets:
Cash and cash equivalents	$4,122,505	$11,855,861
Restricted cash (client funds, segregated)	28,339,255	5,813,888
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	358,932	188,415
Prepaid – current	345,612	353,089
Related party receivable	35,019,729	40,090,051
Total Current assets	68,186,033	58,301,304
Fixed assets, net	187,657	199,058
Other Non-Current Assets
Prepaid – non-current	189,796	244,008
Capitalized software, net	1,578,353	1,480,246
Investment through subsidiary	34,510	36,062
Accrued income	275,715	279,889
Acquired intangible assets	1,239,879	1,326,062
Tax receivable	187,508	190,346
Other trade and tax receivable	88,986	-
Fair value of trading positions for the firm, profit	72,386	1,183,873
Right of use (lease)	766,338	811,038
Total assets	$72,807,161	$64,051,886

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$502,087	$166,212
Line of credit	266,926	111,352
Accrued expenses, related party	1,002,546	532,287
Business acquisition loan	2,350,000	2,350,000
Related party advances	3,821,179	29,197,470
Client funds payable	28,339,255	5,813,888
Operating lease liability, current	143,802	165,692
Other current liabilities	1,642,601	2,132,993
Total Current liabilities	38,068,396	40,469,894
Deferred tax liabilities	372,339	377,975
SBA loan – non-current	103,552	105,678
Operating lease liability – non-current	338,253	364,655
Accrued interest – non-current	38,363	42,396
Total liabilities	38,920,903	41,360,598
Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit):
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of March 31, 2026 and December 31, 2025	450	450
Series B Preferred stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,371,844 issued and outstanding, as of March 31, 2026 and December 31, 2025	237	237
Common stock, par value $0.0001, 750,000,000 shares authorized; 423,084,729 and 423,084,729 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	42,308	42,308
Additional paid-in capital, Common Series A, Series B	31,347,876	26,917,226
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income (loss)	186,045	296,257
Accumulated surplus (deficit)	10,268,751	3,401,487
Total FDCTech, Inc. stockholders’ equity (deficit)	33,845,667	22,657,965
Noncontrolling interest	40,591	33,323
Total Stockholders’ Equity	33,886,258	22,691,288
Total liabilities and stockholders’ equity (deficit)	$72,807,161	$64,051,886

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Restated)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited; Restated)	(Restated, Unaudited)

Revenues
Technology & software	$1,639,222	$813,747
Wealth management	1,565,852	1,534,852
Investment and Brokerage	12,009,418	3,628,349
Total revenue	$15,214,492	$5,976,948
Cost of sales
Technology & software	-	-
Wealth management	1,435,250	1,349,827
Investment and Brokerage	2,148,088	1,767,562
Total cost of sales	3,583,338	3,117,389
Gross Profit	$11,631,154	$2,859,559
Operating expenses:
General and administrative	4,321,313	2,136,678
Sales and marketing	404,302	276,204
Depreciation	46,643	38,832
Total operating expenses	$4,772,258	$2,451,714
Operating income (loss)	6,858,896	407,845
Other income (expense):
Other interest income (expense)	132,448	4,483
Other income (expense)	(117,837)	(98,206)
Total other income (expense)	$14,611	$(93,723)
Income (loss) before provision for income taxes	6,873,507	314,122
Provision for income tax	-	$-
Net income (loss)	$6,873,507	314,122
Less: Net income (loss) attributable to noncontrolling interest	6,241	21,310
Net income (loss) attributable to FDCTech, Inc. stockholders	$6,867,266	$292,812

Net income (loss) per common share, basic and diluted	$0.02	$0.00
Weighted average number of common shares outstanding basic and diluted	423,084,729	390,377,880

Other comprehensive income (loss):
Change in foreign currency translation	$(109,185)	$193,407
Total other comprehensive income (loss)	(109,185)	$193,407
Total comprehensive income (loss)	$6,764,322	507,529
Comprehensive income (loss) attributable to noncontrolling interests	7,268	$23,898
Comprehensive income (loss) attributable to FDCTech stockholders	$6,757,054	$483,631

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; Restated)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive	Subscription	Noncontrolling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Recevable	interest	Deficit	Deficit
Three months ended March 31, 2025 (Restated)
Balance, December 31, 2024	6,861,844	$686	391,084,729	$39,108	$16,883,620	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,350
Three months ended March 31, 2025
Common stock issued for services	-	-	32,000,000	3,200	32,000	-	-	-	-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-	-	-	14,100
Change in APIC due to common control	-	-	-	-	676,789	-	-	-	-	676,789
FX gain (loss)	-	-	-	-	-	193,407	-	-	-	193,407
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	21,310	-	21,310
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(23,931)	-	(23,931)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	292,812	292,812
Balance, March 31, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$17,606,508	$120,626	$(8,000,000)	$14,199	$(2,103,290)	$7,681,038

Balance, December 31, 2025 (Restated)	6,871,844	$687	423,084,729	$42,308	$26,917,226	$296,257	$(8,000,000)	$33,323	$3,401,487	$22,691,288
Change in APIC due to common control	-	-	-	-	4,430,650	-	-	-	-	4,430,650
FX gain (loss)	-	-	-	-	-	(110,212)	-	-	-	(110,212)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	6,241	-	6,241
Noncontrolling interest — fair value / FX re-measurement	-	-	-	-	-	-	-	1,027	(2)	1,025
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		6,867,266	6,867,266
Balance, March 31, 2026 (Restated)	6,871,844	$687	423,084,729	$42,308	$31,347,876	$186,045	$(8,000,000)	$40,591	$10,268,751	$33,886,258

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Restated)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited; Restated)	(Restated, Unaudited)

Operating Activities:
Net income (loss)	$6,873,507	$314,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	46,643	38,832
Common stock issued for services	-	35,200
Series B Preferred issued for services	-	14,100
Accounts receivable allowance	22,382	22,382
Fixed assets, net	(35,242)	25,425
Acquired intangible assets	86,183	(24,908)
Change in assets and liabilities:
Gross accounts receivable	(192,899)	(38,702)
Prepaid	61,689	(186,449)
Related party receivable	5,070,322	(1,446,098)
Accounts payable	335,875	235,223
Other current liabilities	(490,392)	(4,434,429)
Accrued interest	(4,033)	67
Client funds payable	22,525,367	5,926,493
Fair value of trading position, net	1,111,487	143,164
Operating lease	(48,292)	(43,715)
Deferred taxes	(5,636)	15,114
Tax receivable by subsidiaries	2,838	(7,612)
Trade receivable	(88,986)	-
Accrued income	4,174	(250,316)
Right of use of assets (lease)	44,700	40,123
Accrued expenses, related party	470,259	7,500
Net cash provided by (used in) operating activities	$35,789,946	$385,516

Investing Activities:
Capitalized software	(98,107)	(54,234)
Investment through subsidiary	1,552	-
Changes in paid-in capital, common control	4,430,650	676,789
Net cash provided by (used in) investing activities	$4,334,095	$622,555

Financing Activities:
Borrowing from (payments to) line of credit	155,574	110,463
Net proceeds from cares act – paycheck protection program	-	(3,272)
Net proceeds from SBA loan	(2,126)	(2,127)
Related party advances	(25,376,291)	(6,780,895)
Noncontrolling income (loss)	(6,243)	(21,310)
Change in noncontrolling interest	7,268	(2,621)
Net cash provided by (used in) financing activities	$(25,221,818)	$(6,699,762)
Effect of exchange rate changes on cash	(110,212)	193,407

Net increase (decrease) in cash	14,792,011	(5,498,284)
Cash and cash equivalents, and restricted cash at beginning of the period	17,669,749	25,376,957
Cash and cash equivalents, and restricted cash at end of the period	$32,461,760	$19,878,673

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

Going Concern Consideration

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Management has evaluated the Company’s ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern. The Company’s assessment of going concern, including any identified conditions or events that may raise substantial doubt, and management’s plans to mitigate such conditions, are further described in Note 3.

Fiscal Year

The Company’s fiscal year ends on December 31. The consolidated financial statements presented herein are as of and for the three months ended March 31, 2026.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its unaudited condensed consolidated financial statements for the three months ended March 31, 2026 (originally filed on Form 10-Q on May 15, 2026), management of the Company identified errors in those financial statements. As previously disclosed in a Current Report on Form 8-K filed under Item 4.02 on June 8, 2026, the Board of Directors, after consultation with management and LAO Professionals (“LAO”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 should no longer be relied upon. The Company has restated the accompanying condensed consolidated financial statements in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” The restatement reflects the following adjustments:

(a) General and administrative expense — consolidated general and administrative expense was reduced from $4,324,900 as originally filed to $4,321,313 as restated, a decrease of $3,587, arising from an update to the parent company operating lease. The correction increases operating income, income before provision for income taxes, and net income by $3,587.

(b) Sign and footing error within total other income (expense) — the net interest and recharge line was reported as expense of $(132,492) as originally filed. This line is properly net income of $132,448, as it is dominated by income items, principally AML recharge income and bank and note interest income across APL, AML, and ADS, which exceed gross interest expense. As originally filed, the components of other income (expense) did not foot to the reported total; correcting the sign causes the restated components to foot to the total, which is unchanged at $14,611. There is no effect on net income.

(c) Net income attributable to noncontrolling interest (ASC 810-10) — net income attributable to the noncontrolling interest of $6,241, reflecting the noncontrolling holders’ share of subsidiary results (principally the 49% noncontrolling interest in AD Advisory Services Pty Ltd.), was $0 as originally filed. Combined with the $3,587 increase in consolidated net income described in (a), net income attributable to FDCTech, Inc. changes from $6,869,920 as originally filed to $6,867,266 as restated, a decrease of $2,654.

(d) Balance sheet corrections and reclassifications — the principal adjustments are: cash and cash equivalents $(4,429,781), reflecting the elimination of an intercompany cash position; related party receivable +$4,865,084, reflecting a one-sided intercompany residual reclassified to related party receivable; right of use (lease) +$98,124 and operating lease liabilities (current, $(42,356); non-current, $(143,803)), reflecting the parent operating lease update; trade receivable of $88,986 presented separately; and related adjustments to acquired intangible assets, related party advances, accrued expenses, accrued interest, additional paid-in capital, accumulated other comprehensive income (loss), and accumulated surplus (deficit), as set forth in the reconciliation below. Total assets and total liabilities and stockholders’ equity each increased by $611,895, and the balance sheet remains in balance.

(e) Intercompany rebate revenue (presentation) — rebate income of $804,664 (€687,311) earned by Alchemy Markets Ltd. from Alchemy International Ltd. continues to be presented as external revenue, consistent with prior filings. This presentation has no effect on total revenue, operating income, net income, or the balance sheet as restated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables reconcile the amounts as originally filed (Form 10-Q, filed May 15, 2026) to the amounts as restated:

Consolidated Balance Sheet — March 31, 2026
	As Originally Filed	Adjustment	As Restated
Cash and cash equivalents (including restricted cash)	36,891,541	(4,429,781)	32,461,760
Accounts receivable, net	358,932	-	358,932
Prepaid – current	345,612	-	345,612
Related party receivable	30,154,645	4,865,084	35,019,729
Prepaid – non-current	189,796	-	189,796
Fixed assets, net	187,657	-	187,657
Capitalized software, net	1,578,353	-	1,578,353
Investment through subsidiary	34,510	-	34,510
Accrued income	275,715	-	275,715
Acquired intangible assets	1,250,397	(10,518)	1,239,879
Tax receivable	187,508	-	187,508
Other trade and tax receivable	-	88,986	88,986
Fair value of trading positions for the firm, profit	72,386	-	72,386
Right of use (lease)	668,214	98,124	766,338
Total assets	72,195,266	611,895	72,807,161
Accounts payable	502,087	-	502,087
Line of credit	266,926	-	266,926
Accrued expenses, related party	997,259	5,287	1,002,546
Business acquisition loan	2,350,000	-	2,350,000
Related party advances	3,296,890	524,289	3,821,179
Client funds payable	28,339,255	-	28,339,255
Operating lease liability, current	186,158	(42,356)	143,802
Other current liabilities	1,642,601	-	1,642,601
Deferred tax liabilities	372,339	-	372,339
SBA loan – non-current	103,552	-	103,552
Operating lease liability – non-current	482,056	(143,803)	338,253
Accrued interest – non-current	43,650	(5,287)	38,363
Total liabilities	38,582,773	338,130	38,920,903
Series A Preferred stock	450	-	450
Series B Preferred stock	237	-	237
Common stock	42,308	-	42,308
Additional paid-in capital, Common and Series A Preferred	28,199,590	(195,777)	28,003,813
Subscription receivable	(8,000,000)	-	(8,000,000)
Additional paid-in capital, Series B Preferred stock	3,344,063	-	3,344,063
Accumulated other comprehensive income (loss)	(2,427)	188,472	186,045
Accumulated surplus (deficit)	9,984,473	284,278	10,268,751
Total FDCTech, Inc. stockholders’ equity (deficit)	33,568,694	276,973	33,845,667
Noncontrolling interest	43,799	(3,208)	40,591
Total liabilities and stockholders’ equity (deficit)	72,195,266	611,895	72,807,161

Consolidated Statement of Operations — Three Months Ended March 31, 2026
	As Originally Filed	Adjustment	As Restated
Total revenue	15,214,492	-	15,214,492
Total cost of sales	3,583,338	-	3,583,338
Gross profit	11,631,154	-	11,631,154
Total operating expenses	4,775,845	(3,587)	4,772,258
Operating income (loss)	6,855,309	3,587	6,858,896
Total other income (expense)	14,611	-	14,611
Income (loss) before provision for income taxes	6,869,920	3,587	6,873,507
Provision for income taxes	-	-	-
Net income (loss)	6,869,920	3,587	6,873,507
Net income (loss) attributable to noncontrolling interest	-	6,241	6,241
Net income (loss) attributable to FDCTech, Inc.	6,869,920	(2,654)	6,867,266

In the reconciliation above, cash and cash equivalents is presented inclusive of restricted cash; as restated, the $32,461,760 comprises cash and cash equivalents of $4,122,505 and restricted cash (client funds, segregated) of $28,339,255, presented as separate line items on the consolidated balance sheet, with a corresponding client funds payable of $28,339,255.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2026. However, as of December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of March 31, 2026, and December 31, 2025, the Company had $32,461,760 and $17,669,749 in total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions.

Restricted Cash — Client Funds Segregated

The Company’s regulated brokerage subsidiaries — Alchemy Markets Ltd. (Malta, MFSA-licensed), Alchemy Prime Limited (United Kingdom, FCA-licensed), and Alchemy International Ltd. (Seychelles, FSA-licensed) — hold cash on behalf of clients in segregated bank accounts in accordance with the client-money rules of their respective regulators. These segregated client funds are not available for general corporate use and are matched by a corresponding liability presented as “Client funds payable” on the consolidated balance sheets. In accordance with ASC 230-10-50-8 and SEC Staff Accounting Bulletin Topic 11.M, these balances are classified as restricted cash and presented as a separate line item on the consolidated balance sheets under the caption “Restricted cash (client funds, segregated).”

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,122,505	$11,855,861
Restricted cash (client funds, segregated)	28,339,255	5,813,888
Total cash, cash equivalents, and restricted cash	$32,461,760	$17,669,749

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For balances held at U.S. financial institutions, such balances did not exceed Federal Deposit Insurance Corporation (“FDIC”) limits as of March 31, 2026. As of March 31, 2026, and December 31, 2025, the majority of the Company’s cash was held with non-FDIC financial institutions located in Malta, the United Kingdom, and other foreign jurisdictions. As of March 31, 2026, and December 31, 2025, the Company had $32,461,760 and $17,669,749 of total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions, of which $21,651,699 and $15,258,896 were held at various liquidity providers, respectively.

Revenues

For the three months ended March 31, 2026, and 2025, the Company generated $15,214,492 and $5,976,948 in revenues, respectively, representing an increase of approximately 154.6% over the prior period. The Company’s revenues are derived from four operating segments: Margin Brokerage, Wealth Management, Technology and Software Development, and Payment Intermediary Services. The Payment Intermediary Services segment is in the start-up phase and did not generate revenues during the three months ended March 31, 2026, or 2025. The increase in revenues during the three months ended March 31, 2026, was primarily attributable to trading revenues generated by AIL.

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

The Company filed this appeal on October 19, 2023, challenging the decision-making process that led to the imposition of the penalty as well as the law on which it was based, asserting that the penalty is arbitrary and excessive, and claiming that certain aspects of the decision are unfounded both by law and in fact. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. The case is in the evidentiary production stage pertaining to the Company as appellant. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The Court scheduled an additional hearing for the FIAU to cross-examine the Company’s witnesses for February 2, 2026, and then for April 15, 2026, heard before Madam Justice Rachel Montebello, following which the matter will be adjourned for final legal submissions.

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

We have translated the local currency of ADS and AML in the Australian Dollar (AUD), Euro Dollar (EUR), and British Pound (GBP), respectively, into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	March 31, 2026	December 31, 2025
USD: AUD	$1.4488	1.4888
USD: EUR	$0.8652	0.8523
USD: GBP	$0.7558	0.7436

Average exchange rate for the period:

	Q1 2026	Q1 2025
USD: AUD	$1.4396	1.5939
USD: EUR	$0.8542	0.9507
USD: GBP	$0.7420	0.7944

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

For the three months ended March 31, 2026, and 2025, the weighted average number of shares of common stock outstanding, used to compute both basic and diluted earnings per share, was 423,084,729 and 390,377,880, respectively. The Company reported net income attributable to the Company’s shareholders of $6,867,266 and $292,812 for the three months ended March 31, 2026, and 2025, respectively, resulting in basic and diluted earnings per share of $0.02 and $0.00, respectively.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of March 31, 2026, and December 31, 2025, the Company had an accumulated surplus of $10,268,751 and $3,401,487, respectively, and a working capital surplus of $30,117,637 and $17,831,410, respectively.

For the three months ended March 31, 2026, and 2025, the Company generated net income of $6,873,507 and $314,122, respectively, and total revenues of $15,214,492 and $5,976,948, respectively, representing an increase in revenues of approximately 154.6% over the prior period. The improvement in the Company’s results of operations reflects strong revenue growth across the Margin Brokerage and Technology and Software Development segments, contributions from the Company’s recently acquired subsidiaries, and continued operating leverage on a largely fixed cost base. The accumulated surplus increased from $3,401,487 as of December 31, 2025, to $10,268,751 as of March 31, 2026, and the working capital surplus increased from $17,831,410 as of December 31, 2025, to $30,117,637 as of March 31, 2026.

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

As of March 31, 2026, the Company had a cash and restricted cash balance of $ 32,461,760 (inclusive of segregated client funds of $28,339,255), which management believes, together with cash expected to be generated from operations, is sufficient to support its ongoing operations and to meet its current obligations as they become due in the ordinary course of business for at least twelve (12) months from the date these consolidated financial statements are issued. While management believes the Company has adequate liquidity to sustain its existing business activities, the Company’s strategic growth initiatives, particularly the continued development of its financial technology platforms, may require additional capital investment. In order to accelerate expansion and enhance its technology offerings, the Company may seek external financing through private placements of equity, public offerings, or credit facilities. There can be no assurance, however, that such financing will be available on acceptable terms, if at all.

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

Related Party Receivables

Related party receivables totaled $35,019,729 as of March 31, 2026, compared to $40,090,051 as of December 31, 2025, a net decrease of $5,070,322 during the three months ended March 31, 2026.

As of March 31, 2026, the principal components of the related party receivable balance were: (i) approximately $26.8 million representing a net receivable from Alchemy DMCC, primarily reflecting Alchemy International Ltd.’s (“AIL”) approximately $28.1 million receivable from Alchemy DMCC, partially offset by smaller balances at FDCTech, Inc. and Alchemy Prime Limited; (ii) approximately $3.2 million representing a loan receivable carried by FDCTech, Inc. from FXIFY Markets Ltd., a non-consolidated affiliated sister entity controlled by Mr. Kundnani; and (iii) approximately $5.1 million of other balances, comprising a one-sided intercompany residual of approximately $4.9 million reclassified to related party receivable in connection with the restatement described in Note 2, residual intercompany timing differences after consolidation, and balances held at unaffiliated payment institutions.

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

Related Party Advances Payable

Related party advances payable totaled $3,821,179 as of March 31, 2026, compared to $29,197,470 as of December 31, 2025, a net decrease of $25,376,291 during the three months ended March 31, 2026. As of March 31, 2026, the $3,821,179 balance was comprised primarily of approximately $2.7 million owed by Alchemy Prime Limited and approximately $0.6 million owed at the FDCTech, Inc. parent level, in each case to Kundnani-affiliated sister entities, with the remainder representing smaller balances at the Company’s other subsidiaries and approximately $0.5 million of intercompany residual reclassified to related party advances in connection with the restatement described in Note 2. The December 31, 2025 balance was comprised primarily of approximately $25.5 million owed by AIL to Alchemy DMCC, approximately $3.7 million owed at the FDCTech, Inc. parent level and across other subsidiaries to Kundnani-affiliated sister entities, and other smaller balances.

During the three months ended March 31, 2026, the Company settled a net $25,376,291 of related party advances through a combination of (i) cash repayments to the related-party counterparties and (ii) non-cash netting arrangements with Alchemy DMCC, including the transfer back to AIL of certain trading positions previously held with Alchemy DMCC and other liquidity arrangements designed to manage AIL’s counterparty risk exposures. As a result of these arrangements, AIL’s net position with Alchemy DMCC moved from a net advance payable as of December 31, 2025, to a net receivable of approximately $26.8 million as of March 31, 2026. The aggregate settlement of the related party advances payable is reflected as a financing outflow in the condensed consolidated statement of cash flows for the three months ended March 31, 2026.

Accrued Expenses to Related Parties

Accrued expenses to related parties totaled $1,002,546 as of March 31, 2026, compared to $532,287 as of December 31, 2025. These amounts primarily represent accrued executive compensation owed to Mr. Eaglstein, the Company’s Chief Executive Officer, and Mr. Firoz, the Company’s Chief Financial Officer (through Thinkatalyst LLC, a Delaware limited liability company controlled by Mr. Firoz), each compensated at $15,000 per month under independent-contractor arrangements.

Other Q1 2026 Related Party Transactions

Other than the settlements and accruals described above, the principal related party transactions during the three months ended March 31, 2026 consisted of (i) the continued accrual of executive compensation to Messrs. Eaglstein and Firoz at $15,000 per month each on an independent-contractor basis; (ii) the continuing obligation in the amount of $2,000,000 under non-interest bearing seller financing provided by Sync Capital Limited (a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company), in connection with the Company’s acquisition of Alchemy International Ltd., which obligation matures on September 30, 2026 and is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange, and is presented as a component of Business acquisition loan on the consolidated balance sheets (see Note 7); and (iii) net activity in intercompany trading and rebate balances among the Company’s regulated subsidiaries (AML, APL, and AIL), all of which were eliminated in consolidation in accordance with ASC 810-10-45-1. There were no material new equity issuances, loans, or guarantees to or from related parties during the three months ended March 31, 2026.

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

The $2,000,000 obligation to Sync Capital Limited is non-interest-bearing. Pursuant to the terms of the seller financing arrangement, the obligation, as extended, matures on September 30, 2026 and is expected to be repaid from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange (the “Uplisting”). The Company has not imputed interest on this obligation, as the lender is a controlling shareholder of the Company, and any imputed interest, if material, would be recognized as a deemed capital contribution from the controlling shareholder with no net effect on stockholders’ equity. No payments were made under this obligation during the three months ended March 31, 2026, or 2025. The $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5. There can be no assurance as to the timing or consummation of the Uplisting, and the Company’s obligation to repay the $2,000,000 to Sync Capital Limited will remain outstanding until the earlier of repayment at its September 30, 2026 maturity or the completion of the Uplisting, unless the parties otherwise agree to alternative repayment terms.

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

Accrued Interest

At March 31, 2026, and December 31, 2025, the cumulative accrued interest for the SBA loan and other non-current loans was $38,363 and $42,396, respectively.

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

The following table shows the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2026, and 2025:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2024	$(72,781)
Other comprehensive income (loss), attributed to ADS	5,281
Other comprehensive income (loss), attributed to AML	222,617
Other comprehensive income (loss), attributed to APL	(34,862)
Other comprehensive income (loss), attributed to ATECH	371
Total other comprehensive income (loss)	193,407
Balance as of March 31, 2025	$120,626

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2025	$296,257
Other comprehensive income (loss), attributed to ADS	2,096
Other comprehensive income (loss), attributed to AML	(63,033)
Other comprehensive income (loss), attributed to APL	(30,331)
Other comprehensive income (loss), attributed to ATECH	(17,918)
Other comprehensive income (loss), attributed to AIL	-
Total other comprehensive income (loss)	(109,185)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(1,027)
Balance as of March 31, 2026	$186,045

No amounts were reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2026 or March 31, 2025. Total AOCI rolled forward above was $187,072 at March 31, 2026, of which $186,045 is presented as accumulated other comprehensive income (loss) attributable to FDCTech, Inc. on the consolidated balance sheet and $1,027 represents the noncontrolling interest’s share included within noncontrolling interest. The December 31, 2025 balance of $296,257 is presented as accumulated other comprehensive income (loss) on the consolidated balance sheet. Because the undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested, no deferred tax effect has been recorded on the OCI components presented (ASC 740-30-25-17).

NOTE 12. NONCONTROLLING INTEREST

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

NOTE 12. NONCONTROLLING INTEREST (continued)

Changes in noncontrolling interest. The carrying amount of noncontrolling interest was $16,820 at December 31, 2024. During the three months ended March 31, 2025 (restated), the Company attributed net income of $21,310 and foreign currency translation attributable to NCI of $(23,931), changing the balance to $14,199 at March 31, 2025. The carrying amount of noncontrolling interest was $33,323 at December 31, 2025. During the three months ended March 31, 2026, the Company attributed net income of $6,241 and foreign currency translation attributable to NCI of $1,027, resulting in a noncontrolling interest balance of $40,591 at March 31, 2026. Foreign currency translation attributable to NCI represents the noncontrolling holders’ proportionate share of the cumulative translation adjustment arising on consolidation of the Company’s foreign subsidiaries. The noncontrolling interest balances rolled forward above tie to the noncontrolling interest reported within stockholders’ equity (deficit) on the consolidated balance sheets and to the consolidated statements of stockholders’ equity (deficit).

The following table presents the activity in the noncontrolling interest balance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Balance, beginning of period	$33,323	$16,820
Net income (loss) attributable to NCI	6,241	21,310
Foreign currency translation — NCI	1,027	(23,931)
Balance, end of period	$40,591	$14,199

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

Restatement and Non-Reliance on Previously Issued Financial Statements

On June 3, 2026, the Board of Directors of the Company, after consultation with management and LAO, concluded — having determined the nature and magnitude of the errors — that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 (as included in the Original Filing), as of and for the three months ended March 31, 2025 (as included in the Quarterly Report on Form 10-Q filed May 13, 2025 and Amendment No. 1 thereto), as of and for the three and six months ended June 30, 2025, and as of and for the three and nine months ended September 30, 2025, as well as the audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 and the audited consolidated financial statements as of and for the fiscal year ended December 31, 2025 (as included in the Annual Report on Form 10-K filed April 17, 2026 and Amendment No. 1 thereto), should no longer be relied upon. The Company filed a Current Report on Form 8-K under Item 4.02 on June 8, 2026, providing notification of non-reliance and notifying the previously dismissed independent registered public accounting firm of such non-reliance pursuant to Item 4.02(c). The Company is concurrently filing Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Amendments to its quarterly reports for the periods listed above, to restate the affected financial statements in accordance with ASC 250-10.

The Company will provide the required pro forma financial information and significant analyses in its SEC filings according to Rule 3-05 of Regulation S-X.

The Company has evaluated all other events occurring after March 31, 2026, through the date of issuance of this Amendment and has concluded that no other material subsequent events have occurred that would require disclosure or adjustment to these condensed consolidated financial statements.

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

During the three months ended March 31, 2026, the Company generated total revenue of $15,214,492, an increase of $9,237,544 (154.6%) over total revenue of $5,976,948 for the three months ended March 31, 2025.

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

Financial Condition as of March 31, 2026

As of March 31, 2026, the Company had total assets of $72,807,161, compared to $64,051,886 as of December 31, 2025, representing an increase of $8,755,275, or approximately 13.7%. Total assets at March 31, 2026, were comprised primarily of cash, cash equivalents, and restricted cash of $32,461,760 (including segregated client funds of $28,339,255), related party receivables of $35,019,729, accounts receivable (net of allowance for doubtful accounts) of $358,932, prepaid expenses (current and non-current) of $535,408, capitalized software (net) of $1,578,353, acquired intangible assets (net) of $1,239,879, right-of-use lease assets of $766,338, property and equipment (net) of $187,657, and other current and non-current assets aggregating $659,105.

The $8,755,275 increase in total assets during the three months ended March 31, 2026 was primarily attributable to: (i) an increase in cash, cash equivalents, and restricted cash of $14,792,011, reflecting cash generated from operations and the receipt by Alchemy International Ltd. (“AIL”) of customer funds in connection with the expansion of its brokerage operations; partially offset by (ii) a decrease in related party receivables of $5,070,322, as further described in Note 5, principally reflecting the net effect of cash collections and non-cash netting arrangements with Alchemy DMCC during the period; (iii) a decrease in the fair value of trading positions for the firm of $1,111,487, reflecting the closing-out and transfer of certain trading positions in the ordinary course; and (iv) net decreases in acquired intangible assets, right-of-use lease assets, and other non-current assets in the ordinary course.

Total Liabilities

As of March 31, 2026, the Company had total liabilities of $38,920,903, compared to $41,360,598 as of December 31, 2025, representing a decrease of $2,439,695, or approximately 5.9%. Total liabilities at March 31, 2026 were comprised primarily of client funds payable of $28,339,255, related party advances payable of $3,821,179, accrued expenses to related parties of $1,002,546, business acquisition loan of $2,350,000, accounts payable of $502,087, operating lease liabilities (current and non-current) of $482,055, the SBA loan and accrued non-current interest aggregating $141,915, deferred tax liabilities of $372,339, and other current liabilities of $1,909,527.

The $2,439,695 net decrease in total liabilities during the three months ended March 31, 2026 was primarily attributable to: (i) a decrease in related party advances payable of $25,376,291, principally reflecting the settlement of AIL’s net advances payable to Alchemy DMCC through a combination of cash repayments and non-cash netting arrangements as further described in Note 5; partially offset by (ii) an increase in client funds payable of $22,525,367, reflecting growth in customer trading activity and customer deposits held by AIL in connection with the expansion of its brokerage operations; (iii) an increase in accrued expenses to related parties of $470,259, primarily representing accrued executive compensation; and (iv) an increase in accounts payable and line of credit of $491,449 in the aggregate, reflecting normal operating activity.

Stockholders’ Equity and Working Capital

As of March 31, 2026, total stockholders’ equity attributable to FDCTech, Inc. stockholders was $33,845,667, compared to $22,657,965 as of December 31, 2025, representing an increase of $11,187,702, or approximately 49.4%. Total stockholders’ equity, including noncontrolling interests, was $33,886,258 as of March 31, 2026, compared to $22,691,288 as of December 31, 2025. The components of stockholders’ equity as of March 31, 2026 consisted of preferred stock and common stock at par value, additional paid-in capital of $28,003,813, additional paid-in capital relating to Series B Preferred Stock of $3,344,063, subscription receivable of $(8,000,000), accumulated other comprehensive income of $186,045, and accumulated surplus of $10,268,751.

The $11,187,702 increase in stockholders’ equity attributable to FDCTech, Inc. stockholders during the three months ended March 31, 2026 was primarily attributable to: (i) net income attributable to FDCTech, Inc. shareholders of $6,867,266 for the period; and (ii) an increase in additional paid-in capital of $4,430,650 arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, with the residual change reflecting movement in accumulated other comprehensive loss during the period. No new shares of the Company’s common stock or preferred stock were issued during the three months ended March 31, 2026.

Working capital, defined as total current assets less total current liabilities, was $30,117,637 as of March 31, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $12,286,227, or approximately 68.9%. The increase in working capital reflects the combined effect of the increase in cash and cash equivalents and the settlement of the December 31, 2025, related party advances payable balance described above, partially offset by the increase in customer funds payable during the period. The Company’s improved working capital position, together with cash generated from operations, is expected to support the Company’s ongoing operations and growth initiatives for at least the next twelve months.

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

During the three months ended March 31, 2026, the Company recorded a net increase to additional paid-in capital of $4,430,650 in connection with the finalization of the consolidation entries relating to the acquisition of AIL, which was completed on November 11, 2025. The adjustment reflects the difference between the consideration transferred by the Company in connection with the AIL acquisition and AIL’s historical carrying value of net assets as of the acquisition date, the determination of which was finalized during the three months ended March 31, 2026. No new shares of the Company’s common stock or preferred stock were issued in connection with this adjustment, and the adjustment had no effect on the Company’s results of operations, cash flows, or total stockholders’ equity in the aggregate during the three months ended March 31, 2026, other than as reflected within the components of stockholders’ equity.

The Company’s acquisition of AD Advisory Services Pty Ltd. (“ADS”), an Australia-incorporated subsidiary, in which the Company acquired a 51% controlling interest, was not a transaction between entities under common control. The ADS acquisition was effected at arm’s length with an unrelated counterparty and was accounted for as a business combination under ASC 805-10, Business Combinations, using the acquisition method. Accordingly, the assets and liabilities of ADS were recognized at their estimated fair values as of the acquisition date, and acquired intangible assets, including goodwill (carrying value of $1,239,879 at March 31, 2026), were recognized in connection with the ADS acquisition, representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The noncontrolling interest in ADS was measured at the proportionate share of the fair value of the identifiable net assets at the acquisition date. No adjustment to additional paid-in capital was recognized in connection with the ADS acquisition.

Financial Condition at December 31, 2025

As of December 31, 2025, the Company had total assets of $64,051,886, comprised primarily of cash, cash equivalents, and restricted cash of $17,669,749, related party receivables of $40,090,051, accounts receivable, net of $188,415, capitalized software (net) of $1,480,246, and other balance-sheet items as further described in the Company’s Annual.

Report on Form 10-K/A for the fiscal year ended December 31, 2025.

Total liabilities at December 31, 2025, were $41,360,598, comprised primarily of related party advances payable of $29,197,470 (of which $25,376,291 was settled during the three months ended March 31, 2026 — see Note 5 to the unaudited condensed consolidated financial statements); accounts payable, accrued expenses, and other current liabilities; the SBA loan; the business acquisition loan; and lease and other obligations.

Total stockholders’ equity at December 31, 2025, was $22,691,288, including an accumulated surplus of $3,401,487. Working capital at December 31, 2025, was $17,831,410.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026, compared with Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, the principal components of the Company’s consolidated results of operations and the change between the comparative periods (dollar amounts in U.S. dollars):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues:
Technology & software	$1,639,222	813,747	825,475	101.4%
Wealth management	1,565,852	1,534,852	31,000	2.0%
Brokerage	12,009,418	3,628,349	8,381,069	231.0%
Total revenue	$15,214,492	5,976,948	9,237,544	154.6%
Cost of sales:
Technology & software	-	-	-	-
Wealth management	1,435,250	1,349,827	85,423	6.3%
Brokerage	2,148,088	1,767,562	380,526	21.5%
Total cost of sales	$3,583,338	3,117,389	465,949	14.9%
Gross profit	$11,631,154	2,859,559	8,771,595	306.7%
Operating expenses:
General and administrative	4,321,313	2,136,678	2,184,635	102.2%
Sales and marketing	404,302	276,204	128,098	46.4%
Depreciation	46,643	38,832	7,811	20.1%
Total operating expenses	$4,772,258	2,451,714	2,320,544	94.7%
Operating income	$6,858,896	407,845	6,451,051	1581.7%
Total other income (expense), net	14,611	(93,723)	108,334	(115.6)%
Income before provision for income taxes	6,873,507	314,122	6,559,385	2088.2%
Provision for income taxes	-	-	-	-
Net income	$6,873,507	314,122	6,559,385	2088.2%
Less: Net income attributable to noncontrolling interest	6,241	21,310	(15,069)	(70.7)%
Net income attributable to FDCTech, Inc.	$6,867,266	292,812	6,574,454	2245.3%

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

Cost of Sales and Gross Profit

Cost of sales was $3,583,338 for the three months ended March 31, 2026, compared to $3,117,389 for the three months ended March 31, 2025, an increase of $465,949, or approximately 14.9%. The increase in cost of sales principally reflects higher liquidity-provider, payment-processing, and clearing costs incurred in support of the Margin Brokerage and Wealth Management segments. The rate of increase in cost of sales was substantially lower than the rate of increase in revenue, principally as a result of (i) operating leverage on the Margin Brokerage segment’s fixed-cost base relative to substantially higher transaction volumes, and (ii) the reclassification, in the restated comparative period, of Alchemytech Ltd. cost of sales from the Technology & Software segment to the Brokerage segment, which eliminated technology cost of sales in both periods presented.

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

Operating Expenses

Total operating expenses were $4,772,258 for the three months ended March 31, 2026, compared to $2,451,714 for the three months ended March 31, 2025, an increase of $2,320,544, or approximately 94.7%. The increase in total operating expenses reflects higher general and administrative expense of $4,321,313 (compared to $2,136,678 for the comparable prior-year period, representing an increase of $2,184,635, or approximately 102.2%), higher sales and marketing expense of $404,302 (compared to $276,204 for the comparable prior-year period, representing an increase of $128,098, or approximately 46.4%), and higher depreciation expense of $46,643 (compared to $38,832 for the comparable prior-year period, representing an increase of $7,811, or approximately 20.1%).

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

Operating Income

Operating income was $6,858,896 for the three months ended March 31, 2026, compared to operating income of $407,845 for the three months ended March 31, 2025, representing an increase of $6,451,051. The increase in operating income reflects the increase in gross profit described above, partially offset by the increase in total operating expenses described above.

Other Income (Expense), Net

Total other income (expense), net, was net other income of $14,611 for the three months ended March 31, 2026, compared to net other expense of $(93,723) for the three months ended March 31, 2025, an improvement of $108,334. Total other income (expense), net, for the three months ended March 31, 2026, consisted of net interest and recharge income of $132,448 (compared to $4,483 for the comparable prior-year period) and other income (expense) of $(117,837) (compared to $(98,206) for the comparable prior-year period). The change principally reflects foreign exchange gains and losses on transactions denominated in currencies other than the functional currency of the applicable subsidiary, interest income on operating cash balances, and other miscellaneous items.

Net Income and Earnings per Share

Net income was $6,873,507 for the three months ended March 31, 2026, compared to net income of $314,122 for the three months ended March 31, 2025, an increase of $6,559,385. No provision for income taxes was recorded for either period. Net income attributable to FDCTech, Inc. stockholders was $6,867,266 for the three months ended March 31, 2026 ($0.02 per share, basic and diluted), compared to net income attributable to FDCTech, Inc. stockholders of $292,812 for the three months ended March 31, 2025 ($0.00 per share, basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Overview

As of March 31, 2026, the Company had cash, cash equivalents, and restricted cash of $32,461,760, compared to $17,669,749 as of December 31, 2025, representing an increase of $14,792,011, or approximately 83.7%. Working capital, defined as total current assets less total current liabilities, was $30,117,637 as of March 31, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $12,286,227, or approximately 68.9%. The increase in working capital principally reflects the settlement of $25,376,291 of related party advances payable during the three months ended March 31, 2026, together with the continued generation of operating cash flow, partially offset by an increase in customer funds payable in connection with the expansion of the Company’s brokerage operations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $35,789,946 for the three months ended March 31, 2026, compared to net cash provided by operating activities of $385,516 for the three months ended March 31, 2025. The increase in net cash provided by operating activities principally reflects (i) net income of $6,873,507 for the three months ended March 31, 2026 (compared to $314,122 for the comparable prior-year period); (ii) an increase in client funds payable of $22,525,367, reflecting the expansion of the Company’s brokerage operations and customer trading activity at Alchemy International Ltd.; (iii) a decrease in related party receivables of $5,070,322, principally reflecting the net effect of cash collections and non-cash netting arrangements with related parties as further described in Note 5; (iv) a decrease in the fair value of trading positions for the firm of $1,111,487, reflecting the closing-out of certain trading positions in the ordinary course; (v) a decrease in tax receivables from subsidiaries of $2,838; and (vi) an increase in accrued expenses to related parties of $470,259 and an increase in accounts payable of $335,875; partially offset by (vii) a decrease in other current liabilities of $490,392 and an increase in gross accounts receivable of $192,899.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4,334,095 for the three months ended March 31, 2026, compared to net cash provided by investing activities of $622,555 for the three months ended March 31, 2025. Net cash provided by investing activities for the three months ended March 31, 2026 principally consisted of (i) $4,430,650 representing changes in paid-in capital arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, in connection with the Company’s prior acquisitions of subsidiaries under common control, as further described elsewhere in this Report; and (ii) $1,552 of net investment activity through a subsidiary, partially offset by (iii) capitalized software development costs of $98,107.

Cash Flows from Financing Activities

Net cash used in financing activities was $25,221,818 for the three months ended March 31, 2026, compared to net cash used in financing activities of $6,699,762 for the three months ended March 31, 2025. Net cash used in financing activities for the three months ended March 31, 2026 principally consisted of (i) the $25,376,291 settlement of related party advances payable as further described in Note 5, and (ii) net repayments of $2,126 on the Company’s SBA loan, partially offset by (iii) net draws of $155,574 on the Company’s lines of credit and (iv) $1,025 of net activity attributable to noncontrolling interest.

Net Change in Cash

The Company’s cash, cash equivalents, and restricted cash increased by $14,792,011 during the three months ended March 31, 2026, comprising net cash provided by operating activities of $35,789,946, net cash provided by investing activities of $4,334,095, net cash used in financing activities of $(25,221,818), and the effect of exchange rate changes on cash of $(110,212). Cash, cash equivalents, and restricted cash were $32,461,760 as of March 31, 2026, compared to $17,669,749 as of December 31, 2025.

Long-Term Obligations and Capital Adequacy

As of March 31, 2026, the Company’s principal long-term contractual obligations consisted of (i) the SBA loan in the non-current principal amount of $103,552, which bears interest at a rate of 3.75% per annum and is scheduled to mature thirty (30) years from the date of the underlying promissory note; (ii) the Business acquisition loan of $2,350,000, comprising the $350,000 withheld portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (which is currently the subject of litigation as further described in Note 7) and the $2,000,000 non-interest bearing seller financing obligation owed to Sync Capital Limited, an entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, which obligation matures on September 30, 2026 and is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange; (iii) operating lease liabilities (current and non-current) of $482,055 in the aggregate, principally relating to the Company’s office facilities (see Note 8); and (iv) deferred tax liabilities of $372,339 and accrued non-current interest of $38,363.

Management believes that the Company’s existing cash and cash equivalents, anticipated cash flows generated from operations, and available borrowings under its existing credit lines will be sufficient to fund the Company’s operations and meet its known contractual obligations and capital commitments for at least the twelve (12) months following the date of this Report. The Company may, from time to time, raise additional capital through private or public offerings of equity or debt securities, or through additional credit facilities, to support its strategic growth initiatives, including in connection with the Company’s contemplated listing of its common stock on a national securities exchange and any related underwritten public offering. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company or at all.

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

As of March 31, 2026, the Company had cash, cash equivalents, and restricted cash of $32,461,760, working capital of $30,117,637, total stockholders’ equity of $33,886,258, and an accumulated surplus of $10,268,751, compared to cash, cash equivalents, and restricted cash of $17,669,749, working capital of $17,831,410, total stockholders’ equity of $22,691,288, and an accumulated surplus of $3,401,487 as of December 31, 2025. During the three months ended March 31, 2026, the Company generated revenues of $15,214,492 (compared to $5,976,948 for the three months ended March 31, 2025), net income of $6,873,507 (of which $6,867,266 was attributable to the stockholders of FDCTech, Inc. and $6,241 was attributable to noncontrolling interests, compared to consolidated net income of $314,122 for the three months ended March 31, 2025), and net cash provided by operating activities of $35,789,946 (compared to $385,516 for the three months ended March 31, 2025).

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Amendment, as further described below in connection with the restatement of our previously issued financial statements.

In light of the material weaknesses described below, management performed additional procedures to ensure that the unaudited condensed consolidated financial statements included in this Amendment have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management has concluded that, notwithstanding the material weaknesses identified, the unaudited condensed consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of this Amendment and the restatement described in Note 2 (Restatement of Previously Issued Financial Statements) to the unaudited condensed consolidated financial statements, the Company identified the following material weaknesses in its internal control over financial reporting: (i) Consolidation and Intercompany Elimination — the Company did not have effective controls to ensure that intercompany cash positions and one-sided intercompany residual balances were identified and eliminated or appropriately classified in consolidation, resulting in the overstatement of cash and cash equivalents and the misclassification of related party receivable and related party advance balances; (ii) Noncontrolling Interest Attribution — the Company did not have effective controls to ensure that net income (loss) attributable to the noncontrolling interest was attributed and presented on the face of the consolidated statements of operations in accordance with ASC 810-10; (iii) Account Classification and Footing Review — the Company did not have effective controls to ensure that the components of other income (expense) were presented with the correct sign and footed to the reported total; and (iv) Lease Accounting Updates — the Company did not have effective controls to ensure that modifications to the parent company operating lease were timely reflected in rent expense, the right-of-use asset, and the related operating lease liabilities in accordance with ASC 842.

Remediation Plan

Management, under the oversight of the Board of Directors, has begun implementing the following remediation measures: (a) implementation of a standardized intercompany reconciliation and elimination checklist, including specific procedures to identify one-sided intercompany balances, performed as part of each quarterly close; (b) use of standardized templates and review procedures for the attribution of net income (loss) and other comprehensive income (loss) to the noncontrolling interest; (c) enhanced footing, cross-referencing, and sign-convention review procedures over the statement of operations and supporting schedules; and (d) a quarterly review of lease agreements and lease modifications to ensure timely recognition under ASC 842. These measures supplement the remediation actions previously described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025. Management believes the steps outlined above, when fully implemented and operating effectively, will remediate the material weaknesses described herein; however, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that the controls are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

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

