Form 10-K/A
period 2025-12-31
FDCTECH, INC.
filed 2026-06-23
CIK 1722731

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

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of June 23, 2026, was 423,084,729.

Explanatory Note

FDCTech, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2026 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 22, 2026 (“Amendment No. 1”), and as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on June 8, 2026 (“Amendment No. 2” and, together with the Original Form 10-K and Amendment No. 1, the “Form 10-K”).

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2025 (as included in the Original Form 10-K and Amendment No. 1) and December 31, 2024 should no longer be relied upon because of errors in those financial statements, which the Company restated in Amendment No. 2 in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” This Amendment No. 3 does not restate those financial statements again and does not change any previously reported total assets, total liabilities, stockholders’ equity (deficit), net income (loss), earnings per share, or any other amount presented in the face consolidated financial statements for any period; it revises the disclosures in Note 4 and Note 7 as described below in response to comments received from the staff of the SEC.

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

Except as described above, this Amendment No. 3 does not modify or update any other disclosures in the Form 10-K, as amended.

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

As of June 23, 2026, we had 423,084,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

FDCTECH, INC.

Date:	June 23, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:	June 23, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	June 23, 2026
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2026
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

June 23, 2026

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

Subsequent to the filing of Amendment No. 1, in response to comments received from the Staff of the Securities and Exchange Commission, the Company filed Amendment No. 2 on Form 10-K/A (the “Restatement”) to (i) disaggregate the previously reported ‘Cash’ line item on the Consolidated Balance Sheet into two separately captioned line items, ‘Cash and cash equivalents’ and ‘Restricted cash — client funds (segregated),’ with a corresponding ‘Client funds payable’ liability presented separately on the face of the Consolidated Balance Sheet; (ii) reflect cash, cash equivalents, and restricted cash on a combined basis on the Consolidated Statements of Cash Flows in accordance with ASC 230-10-50-8, with the reconciliation between the consolidated balance sheets and the consolidated statements of cash flows set forth in Note 11; and (iii) add Note 11 Client Funds. Restricted cash — client funds (segregated) represent amounts held on behalf of customers of the Company’s regulated brokerage subsidiaries, with an offsetting client funds payable liability. In addition to those presentation and disclosure reclassifications — which by themselves do not change any previously reported total — the Restatement records corrections principally relating to the recalculation of the parent company operating lease under ASC 842, a related reclassification within other income (expense), and the foreign currency translation and noncontrolling interest allocations. For the fiscal year ended December 31, 2025, these corrections increase total assets by $280,690 to $64,051,886, increase consolidated net income by $14,366 to $5,828,978 (net income attributable to FDCTech, Inc.’s shareholders of $5,797,589, compared to $5,783,223 as previously reported), and increase the accumulated surplus by $280,692 to $3,401,487; for the comparative fiscal year ended December 31, 2024, they conform the comparative amounts to the restated figures described under “Background for fiscal year ending December 31, 2024” below. Previously reported total revenue, total cost of sales, gross profit, and basic and diluted earnings per share are unchanged, and no subtotal of the Consolidated Statements of Cash Flows is changed by the presentation reclassifications.

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

NOTE 7. RELATED PARTY TRANSACTIONS (continued)

Summary of Related Party Balances

The following table summarizes related party balances included in the consolidated balance sheets as of December 31, 2025, and December 31, 2024 (as restated):

	December 31, 2025 (Restated)	December 31, 2024 (Restated)
Related party receivable (asset):
AIL – intercompany receivable (post-acquisition)	$37,579,900	$—
FDC – Related party receivables and advances	3,165,290	1,682,450
AML – due from related parties, net	(3,300,538)	—
FXPIG – due from	32,704	—
AIL – trade receivable (related party)	2,612,695	—
Total related party receivable	$40,090,051	$1,682,450

Related party advances (liability):
AIL – due to Alchemy DMCC (post-acquisition)	$25,512,642	$7,713,827
FDC – due to Alchemy DMCC	536,504	—
FDC – related party advances, net	33,000	33,000
ADS – related party loan	4,711	3,536
AML – due to AML US	720,644	140,682
ATECH – related party loan	—	101,795
Total related party advances	$29,197,470	$7,992,840

Accrued expenses, related party (liability):
Accrued payroll – Mitchell M. Eaglstein	$241,000	246,000
Accrued payroll – Imran Firoz	286,000	273,500
ATECH – accrued expenses	5,287	—
Other accrued, related party	—	—
Total accrued expenses, related party	$532,287	$519,500

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

NOTE 18. SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 23, 2026, the date on which these consolidated financial statements, as revised by this Amendment No. 3, were available to be issued. The following events occurring after December 31, 2025, are disclosed in accordance with ASC 855, Subsequent Events.

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

Restatement and Non-Reliance on Previously Issued Financial Statements

On June 3, 2026, the Board of Directors of the Company, after consultation with management and LAO, concluded — having determined the nature and magnitude of the errors — that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 (as included in the Quarterly Report on Form 10-Q filed May 13, 2025 and Amendment No. 1 thereto), as of and for the three and six months ended June 30, 2025, as of and for the three and nine months ended September 30, 2025, and as of and for the three months ended March 31, 2026, as well as the audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and December 31, 2025 (as included in the Annual Report on Form 10-K filed April 17, 2026 and Amendment No. 1 thereto), should no longer be relied upon. The Company filed a Current Report on Form 8-K under Item 4.02 on June 8, 2026, providing notification of non-reliance and notifying the previously dismissed independent registered public accounting firm of such non-reliance pursuant to Item 4.02(c). The Company effected the foregoing restatements by filing, on June 8, 2026, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Amendments to its Quarterly Reports on Form 10-Q for the periods listed above, in each case to restate the affected financial statements in accordance with ASC 250-10.

Subsequent to the foregoing, on June 18, 2026, the Company received a comment letter from the staff of the Securities and Exchange Commission relating to the restatement. After consultation with management and LAO, the Board of Directors concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024 should no longer be relied upon, because the errors that gave rise to the restatement of the Company’s fiscal year 2024 financial statements also affected those interim periods. On June 23, 2026, the Company filed a Current Report on Form 8-K under Item 4.02 with respect to such 2024 interim periods. The restated financial information for those interim periods is presented as comparative prior-period information in the Company’s amended Quarterly Reports on Form 10-Q for the corresponding interim periods of fiscal year 2025. Also on June 23, 2026, the Company filed Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to revise the disclosures in Note 4 and Note 7 in response to the comment letter, which did not change any previously reported amount in the face consolidated financial statements.

The Company has evaluated subsequent events through June 23, 2026, the date of filing of this Amendment No. 3, and determined that no other events would require adjustment to or disclosure in the consolidated financial statements.

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