Form 10-K/A
period 2025-12-31
FDCTECH, INC.
filed 2026-07-01
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of June 30, 2025, of $0.048 per share, the last business day of the registrant’s most recently completed second quarter, was approximately $20,284,067.

The number of shares of Common Stock, $0.0001 par value of the registrant, outstanding as of June 30, 2026, was 423,084,729.

Explanatory Note

FDCTech, Inc. (the “Company”) is filing this Amendment No. 4 on Form 10-K/A (this “Amendment No. 4”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2026 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 22, 2026 (“Amendment No. 1”), as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on June 8, 2026 (“Amendment No. 2”), and as further amended by Amendment No. 3 on Form 10-K/A filed with the SEC on June 23, 2026 (“Amendment No. 3” and, together with the Original Form 10-K, Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Form 10-K”).

As previously disclosed in a Current Report on Form 8-K filed by the Company on June 8, 2026, the Board of Directors of the Company, after consultation with management and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2025 (as included in the Original Form 10-K and Amendment No. 1) and December 31, 2024 should no longer be relied upon because of errors in those financial statements, which the Company restated in Amendment No. 2 in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” This Amendment No. 4 does not restate those financial statements again and does not change any previously reported total assets, total liabilities, stockholders’ equity (deficit), net income (loss), earnings per share, or any other amount presented in the face consolidated financial statements for any period; it includes in Note 4 certain revisions to the December 31, 2025 restatement schedule that were inadvertently omitted from Amendment No. 3 as filed, as described below.

Items Amended in this Filing

This Amendment No. 4 is being filed in response to a comment received from the staff of the SEC’s Division of Corporation Finance by letter dated June 30, 2026, to include in Note 4 (Restatement of Previously Issued Financial Statements) certain revisions to the December 31, 2025 restatement schedule that were prepared in connection with Amendment No. 3 but were inadvertently omitted from Amendment No. 3 as filed. As revised, the December 31, 2025 restatement schedule presents all affected financial statement line items — including the related party receivable, tax receivable, right-of-use asset, additional paid-in capital, and accumulated other comprehensive income (loss) balances — together with a description of the purpose of each adjustment, including the reclassification of $2,612,695 from tax receivable to related party receivable. These revisions affect only the presentation of the Note 4 restatement schedule and do not change any amount presented in the face consolidated financial statements.

Except as described above, this Amendment No. 4 does not modify or update any other disclosures in the Form 10-K, as amended.

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

As of June 30, 2026, we had 423,084,729 shares of our Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock, and issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to our stockholders for action. Holders of Series A Preferred Stock have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

FDCTECH, INC.

Date:	June 30, 2026	/s/ Mitchell Eaglstein
Mitchell Eaglstein, President and CEO (Principal Executive Officer)

Date:	June 30, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mitchell Eaglstein	President, Chief Executive Officer (Principal Executive Officer)	June 30, 2026
Mitchell Eaglstein

/s/ Imran Firoz	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2026
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

June 30, 2026

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

A. CONSOLIDATED BALANCE SHEET

December 31, 2025

Line Item	As Originally Reported	Adjustment	Amendment No. 1	Adjustment	As Restated (Amend. No. 2)
Cash and cash equivalents	$17,669,749	-	17,669,749	(5,813,888)	11,855,861
Restricted cash — client funds (segregated)	-	-	-	5,813,888	5,813,888
Related party receivable	37,477,356	-	37,477,356	2,612,695	40,090,051
Tax receivable	2,803,041	-	2,803,041	(2,612,695)	190,346
Right of use asset (ROU)	530,348	-	530,348	280,690	811,038
Total assets	$63,771,196	-	63,771,196	280,690	64,051,886
Operating lease liability, current	501,236	-	501,236	(335,544)	165,692
Operating lease liability, non-current	29,112	-	29,112	335,543	364,655
Total liabilities	$41,360,599	-	41,360,599	(1)	41,360,598
Additional paid-in capital	26,900,000	-	26,900,000	17,226	26,917,226
Accumulated other comprehensive income (loss)	313,484	-	313,484	(17,227)	296,257
Accumulated deficit	3,120,795	-	3,120,795	280,692	3,401,487
Total FDCTech, Inc. stockholders’ equity (deficit)	22,377,274	-	22,377,274	280,691	22,657,965
Total stockholders’ equity	22,410,597	-	22,410,597	280,691	22,691,288
Total liabilities and stockholders’ equity	$63,771,196	-	63,771,196	280,690	64,051,886

In connection with the preparation of Amendment No. 4 to its Annual Report on Form 10-K/A for the year ended December 31, 2025, the Company identified certain classification and measurement matters affecting the consolidated balance sheet as of December 31, 2025, previously presented in Amendment No. 2. The accompanying consolidated balance sheet has been restated to correct these matters. The effect of each adjustment is described below and summarized in the reconciliation that follows.

(a) Separate presentation of restricted cash. The Company reclassified $5,813,888 of restricted cash (client funds, segregated) out of Cash and cash equivalents into a separately presented Restricted cash caption. As a result, Cash and cash equivalents decreased from $17,669,749 to $11,855,861 and Restricted cash increased to $5,813,888. This adjustment had no effect on total current assets, total assets, total liabilities or total stockholders’ equity.

(b) Reclassification of related party balances. The Company reclassified $2,612,695 previously reported within Tax receivable to Related party receivable to appropriately reflect the nature of the counterparty. This adjustment had no effect on total assets, total liabilities or total stockholders’ equity.

(c) Re-measurement of operating lease right-of-use asset. The Company re-measured its operating lease right-of-use asset, increasing the asset by $280,690, and decreased accumulated deficit by $280,692, increasing total stockholders’ equity by $280,691.

(d) Classification of operating lease liability. The Company reclassified its operating lease liability between current and non-current, decreasing Operating lease liability, current by $335,544 and increasing Operating lease liability, non-current by $335,543, with no significant effect on total liabilities.

(e) Reclassification within stockholders’ equity. The Company reclassified $17,226 between Additional paid-in capital and Accumulated other comprehensive income (loss); Additional paid-in capital increased by $17,226 and Accumulated other comprehensive income (loss) decreased by $17,227, with no net effect on total stockholders’ equity.

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

In connection with the restatement of its consolidated financial statements, the Company restated its previously issued consolidated balance sheet as of December 31, 2024, as originally reported and as previously presented in Amendment No. 1. The accompanying consolidated balance sheet as of December 31, 2024, has been restated to correct the classification and measurement matters described below, which are summarized in the reconciliation that follows.

(a) Separate presentation of restricted cash. The Company reclassified $11,526,789 of restricted cash (client funds, segregated) out of Cash and cash equivalents into a separately presented Restricted cash caption. As a result, Cash and cash equivalents decreased from $25,376,957 to $13,850,168, and Restricted cash increased to $11,526,789. This adjustment had no effect on total current assets, total assets, total liabilities, or total stockholders’ equity.

(b) Re-measurement of operating lease right-of-use asset. The Company re-measured its operating lease right-of-use asset, increasing the asset by $266,326 (from $711,928 to $978,254), with a corresponding decrease in accumulated deficit of $266,326, increasing total stockholders’ equity by $266,326.

(c) Classification of operating lease liability. The Company reclassified its operating lease liability between current and non-current, decreasing Operating lease liability, current by $138,076 (from $319,656 to $181,580) and increasing Operating lease liability, non-current by $138,076 (from $392,272 to $530,348), with no effect on total liabilities.

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

In September 2022, the Company issued 30,000,000 shares of Common Stock for $300,000 to Alchemy Prime Limited (APL) and appointed Gope S. Kundnani as a director of the Company. As the director’s compensation, the Company issued 5,000,000 shares of Common Stock, valued at $60,000. Mr. Kundnani is the director and owner of APL.

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

At December 31, 2025, AIL carried a current account payable of $25,512,642 due to Alchemy DMCC, a related-party affiliate, included within Related Party Advances on the consolidated balance sheet. Additionally, FDCTech at the parent level carried a payable of $536,504 to Alchemy DMCC. The terms and repayment conditions of these balances are subject to ongoing intercompany arrangements and are eliminated upon consolidation, where applicable.

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

The Company transacts with affiliated entities under common control and with other related parties. Related party balances as of December 31, 2025, and December 31, 2024 (restated) are summarized in the table above and described below.

(a) Related party receivables totaled $40,090,051 as of December 31, 2025, compared with $1,682,450 as of December 31, 2024. The December 31, 2025 balance consists principally of a $37,579,900 intercompany receivable from Alchemy International Limited (AIL) arising in connection with its post-acquisition consolidation, $3,165,290 of loan receivables and advances to FDC, a $2,612,695 trade receivable due from AIL, and $32,704 due from FXPIG, partially offset by a $(3,300,538) net balance presented within AML – due from related parties, net. The December 31, 2024, balance comprised $1,682,450 of FDC loan receivables and advances.

(b) Related party advances (liabilities) totaled $29,197,470 as of December 31, 2025, compared with $7,992,840 as of December 31, 2024. The December 31, 2025, balance includes $25,512,642 due to Alchemy DMCC from AIL and $536,504 due to Alchemy DMCC from FDC, both arising from the post-acquisition consolidation, $720,644 due to AML US, $33,000 of net related party advances from FDC, and $4,711 under the ADS related party loan. The December 31, 2024, balance comprised $7,713,827 due to Alchemy DMCC from AIL, $140,682 due to AML US, $101,795 under the ATECH related party loan, $33,000 of FDC related party advances, and $3,536 under the ADS related party loan.

(c) Accrued expenses due to related parties totaled $532,287 as of December 31, 2025, compared with $519,500 as of December 31, 2024. These amounts consist primarily of accrued payroll due to the Company’s officers, Mitchell M. Eaglstein ($241,000 and $246,000 as of December 31, 2025, and 2024, respectively) and Imran Firoz ($286,000 and $273,500 as of December 31, 2025 and 2024, respectively), together with $5,287 of accrued expenses due to ATECH as of December 31, 2025.

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

NOTE 9. NOTES PAYABLE – RELATED PARTY

Business Acquisition Loan — Seller’s Note

At December 31, 2024, the Company carried a business acquisition loan of $350,000 in connection with a prior acquisition. During the fiscal year ended December 31, 2025, the Company recorded an additional $2,000,000 obligation in connection with the acquisition of Alchemy International Ltd. (“AIL”), representing the cash consideration paid to SYNC Capital Limited pursuant to the Share Purchase Agreement dated October 29, 2025. At December 31, 2025, the total outstanding balance of the business acquisition loan was $2,350,000. The maturity of the $2,000,000 loan obligation was extended to June 30, 2026.

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

Irvine, California, USA (Company Headquarters)

Effective October 29, 2019, to the present, the Company leases office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618, on a month-to-month basis. The Company may terminate the agreement by delivering an exit form at least one calendar month prior to the intended termination month. The monthly membership fee is $95. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, ADS leases office space at Level 38/71 Eagle St, Brisbane City, QLD 4000, Australia, on a month-to-month basis. The monthly membership fee is approximately $125. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

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

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leases office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta, on a month-to-month basis. The monthly membership fee is €1,659. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

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

London, United Kingdom (APL Office)

Effective December 20, 2024, Alchemy Prime Limited (“APL”) entered into a lease agreement for office space at the Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V 8AR, with Agop Tanielian and Hourig Mercedes Tanielian as landlords. The lease has a fixed term of five years, expiring in 2029, with an annual rent of £112,500 (approximately $12,000 per month), payable in quarterly installments. The lease includes a Break Clause exercisable on or after 2026, subject to four months’ prior written notice. APL is liable for service charges, insurance rent, and reinstatement obligations upon termination. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet.

Terminated Leases

Limassol, Cyprus (Ecastica)

From October 2023 to August 2024, the Company leased office space in the Limassol District, Cyprus, for the intended establishment of AlchemyTech Ltd. The monthly rent was approximately $1,000, and the down payment was approximately $6,300, included in General and Administrative expenses. The lease was terminated in August 2024.

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

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of a loss related to pending legal proceedings when the loss is probable, and the amount can be reasonably estimated. When the Company can only reasonably estimate a range of losses with no best estimate, it records the minimum estimated liability. As additional information becomes available, the Company reassesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. Legal costs associated with defending the Company are recorded as expenses when incurred.

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

The Company and its subsidiaries are involved in the following legal proceedings:

Asher Alkoby, et al. v. FDCTech

This action is pending in the London Circuit Commercial Court under Claim Number LM-2024-000330 as of December 9, 2024. The claimants are Asher Alkoby and other former shareholders of Alchemy Markets Ltd. (“AML”), a Malta-incorporated broker that FDCTech acquired in June 2023. Following completion of the acquisition, the Company discovered that the target company had anti-money laundering deficiencies in 2019, for which the Financial Intelligence Analysis Unit fined it. An external audit also revealed that prior shareholders had taken loans from the company that were never repaid, resulting in net capital lower than disclosed during negotiations. Based on these findings, FDCTech withheld the final payment to the sellers.

The claimants are seeking approximately $1.02 million, which they allege is owing under the Share Sale Agreement, which they seek to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, served May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025, with directions given toward a trial scheduled during November 2026.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

This action is pending in the Superior Court of California, County of Orange. FDCTech alleges that the defendants, through their websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com, published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations, causing significant reputational and financial harm, including lost business opportunities. FDCTech further alleges that the defendants engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 and had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, at which the court instructed FDCTech to conduct further investigation as to the beneficial owner of Intelligenceline.com.

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

The Company believes it has meritorious defenses and counterclaims in all of the above matters and intends to defend them vigorously. However, litigation is inherently uncertain, and the Company cannot predict the outcome of these proceedings with certainty. No additional materials are pending legal or governmental proceedings other than ordinary routine litigation incidental to the business.

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

NOTE 18. SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 30, 2026, the date on which these consolidated financial statements, as revised by this Amendment No. 4, were available to be issued. The following events occurring after December 31, 2025, are disclosed in accordance with ASC 855, Subsequent Events.

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

Subsequent to the foregoing, on June 18, 2026, the Company received a comment letter from the staff of the Securities and Exchange Commission relating to the restatement. After consultation with management and LAO, the Board of Directors concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024 should no longer be relied upon, because the errors that gave rise to the restatement of the Company’s fiscal year 2024 financial statements also affected those interim periods. On June 23, 2026, the Company filed a Current Report on Form 8-K under Item 4.02 with respect to such 2024 interim periods. The restated financial information for those interim periods is presented as comparative prior-period information in the Company’s amended Quarterly Reports on Form 10-Q for the corresponding interim periods of fiscal year 2025. Subsequently, on June 30, 2026, the Company received a further comment letter from the staff with respect to the December 31, 2025 restatement schedule in Note 4 and, in response, filed Amendment No. 4 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to include in Note 4 certain revisions to that schedule that had been inadvertently omitted from Amendment No. 3 as filed, which did not change any previously reported amount in the face consolidated financial statements.

The Company has evaluated subsequent events through June 30, 2026, the date of filing of this Amendment No. 4, and determined that no other events would require adjustment to or disclosure in the consolidated financial statements.

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