Form 10-Q
period 2026-06-30
FDCTECH, INC.
filed 2026-08-17
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

(877) 445-6047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on August 17, 2026, was 122,823,068.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited; Restated)

Assets
Current assets:
Cash and cash equivalents	$18,184,787	$11,855,861
Restricted cash (client funds, segregated)	7,699,708	5,813,888
Accounts receivable, net of allowance for doubtful accounts of $0 and $22,382, respectively	177,775	188,415
Prepaid – current	326,047	353,089
Related party receivable	21,783,493	40,090,051
Total Current assets	48,171,810	58,301,304
Fixed assets, net	180,424	199,058
Other Non-Current Assets
Prepaid – non-current	215,178	244,008
Capitalized software, net	1,879,461	1,480,246
Investment through subsidiary	35,745	36,062
Accrued income	2,297,095	279,889
Acquired intangible assets	1,280,522	1,326,062
Tax receivable	85,119	190,346
Other trade and tax receivable	88,986	-
Fair value of trading positions for the firm, profit	89,116	1,183,873
Right of use (lease)	766,338	811,038
Total assets	$55,089,794	$64,051,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$357,840	$166,212
Line of credit	297,862	111,352
Accrued expenses, related party	1,152,784	532,287
Business acquisition loan	2,350,000	2,350,000
Related party advances	1,931,797	29,197,470
Client funds payable	7,699,708	5,813,888
Operating lease liability, current	143,802	165,692
Other current liabilities	831,415	2,132,993
Financial liability at fair value through profit and loss	172,968	-
Income tax payable	170,382	-
Total Current liabilities	15,108,558	40,469,894
Deferred tax liabilities	191,469	377,975
SBA loan – non-current	101,426	105,678
Operating lease liability – non-current	338,253	364,655
Accrued interest – non-current	39,609	42,396
Total liabilities	15,779,315	41,360,598
Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of June 30, 2026 and December 31, 2025	450	450
Series B Preferred stock, par value $0.0001, 3,000,000 shares authorized, 2,371,844 and 2,371,844 issued and outstanding, as of June 30, 2026 and December 31, 2025	237	237
Common stock, par value $0.0001, 750,000,000 and 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 4,230,868 and 4,230,868 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	423	423
Additional paid-in capital, Common Series A, Series B	29,254,158	26,959,111
Subscription receivable	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	78,321	296,257
Accumulated surplus (deficit)	17,979,684	3,401,487
Total FDCTech, Inc. stockholders’ equity	39,313,273	22,657,965
Noncontrolling interest	(2,794)	33,323
Total Stockholders’ Equity	39,310,479	22,691,288
Total liabilities and stockholders’ equity	$55,089,794	$64,051,886

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Restated, Unaudited)	(Unaudited)	(Restated, Unaudited)
Revenues
Technology & software	$1,393,442	$1,178,215	$3,032,664	$1,991,962
Wealth management	1,814,104	1,653,670	3,379,956	3,188,522
Brokerage (Trading)	14,264,990	2,587,906	26,274,408	6,216,255
Total revenue	17,472,536	5,419,791	32,687,028	11,396,739
Cost of sales
Technology & software	115,610	-	115,610	-
Wealth management	1,654,803	1,483,771	3,090,053	2,833,598
Brokerage (Trading)	3,827,894	1,630,322	5,975,982	3,397,884
Total cost of sales	5,598,307	3,114,093	9,181,645	6,231,482
Gross Profit	11,874,229	2,305,698	23,505,383	5,165,257
Operating expenses:
General and administrative	4,230,569	2,135,030	8,551,882	4,271,708
Sales and marketing	214,085	293,937	618,387	570,141
Depreciation	45,695	43,276	92,338	82,108
Total operating expenses	4,490,349	2,472,243	9,262,607	4,923,957
Operating income (loss)	7,383,880	(166,545)	14,242,776	241,300
Other income (expense):
Other interest income (expense)	72,848	10,986	205,296	15,469
Other income (expense)	219,277	(269,897)	101,440	(368,103)
Total other income (expense)	292,125	(258,911)	306,736	(352,634)
Income (loss) before provision for income taxes	7,676,005	(425,456)	14,549,512	(111,334)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	7,676,005	(425,456)	14,549,512	(111,334)
Less: Net income (loss) attributable to noncontrolling interest	(34,926)	12,467	(28,685)	33,777
Net income attributable to FDCTech’s shareholders	7,710,931	(437,923)	14,578,197	(145,111)
Net income (loss) per common share, basic	1.82	(0.10)	3.45	(0.03)
Net income (loss) per common share, diluted	0.03	(0.10)	0.06	(0.03)
Weighted average number of common shares outstanding, basic	4,230,868	4,230,868	4,230,868	4,230,868
Weighted average number of common shares outstanding, diluted	241,415,268	4,230,868	241,415,268	4,230,868
Other comprehensive income (loss):
Change in foreign currency translation	(108,751)	144,028	(217,936)	337,435
Total other comprehensive income (loss)	(108,751)	144,028	(217,936)	337,435
Total comprehensive income (loss)	7,567,254	(281,428)	14,331,576	226,101
Comprehensive income (loss) attributable to noncontrolling interests	(43,385)	27,409	(36,117)	24,788
Comprehensive income (loss) attributable to FDCTech stockholders	7,610,639	(308,837)	14,367,693	201,313

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Subscription	Noncontrolling	Accumulated Surplus	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Receivable	Interest	(Deficit)	Equity
Three months ended June 30, 2025 (Restated)
Balance, March 31, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$17,648,393	$120,626	$(8,000,000)	$14,199	$(2,103,290)	$7,681,038
Three months ended June 30, 2025 (Restated)
Change in APIC due to common control	-	-	-	-	853,095	-	-	-	-	853,095
FX gain (loss)	-	-	-	-	-	144,028	-		-	144,028
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	12,467	-	12,467
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	14,942	-	14,942
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		(437,923)	(437,923)
Balance, June 30, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$18,501,488	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647
Three months ended June 30, 2026
Balance, March 31, 2026 (Restated)	6,871,844	$687	4,230,868	$423	$31,389,761	$186,045	$(8,000,000)	$40,591	$10,268,751	$33,886,258
Three months ended June 30, 2026
Change in APIC due to common control	-	-	-	-	(2,279,584)	-	-	-	-	(2,279,584)
Capital contribution from shareholder	-	-	-	-	250,000	-	-	-	-	250,000
Deemed distribution to shareholder	-	-	-	-	(106,019)	-	-	-	-	(106,019)
FX gain (loss)	-	-	-	-	-	(107,724)	-		-	(107,724)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(34,926)	-	(34,926)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(8,459)	-	(8,459)
Rounding	-	-	-	-	-	-	-	-	2	2
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	7,710,931	7,710,931
Balance, June 30, 2026	6,871,844	$687	4,230,868	$423	$29,254,158	$78,321	$(8,000,000)	$(2,794)	$17,979,684	$39,310,479

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Subscription	Noncontrolling	Accumulated Surplus	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Receivable	Interest	(Deficit)	Equity
Six months ended June 30, 2025 (Restated)
Balance, December 31, 2024 (Restated)	6,861,844	$686	3,910,868	$391	$16,922,337	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351
Six months ended June 30, 2025
Common stock issued for services	-	-	320,000	32	35,168	-	-		-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-		-	14,100
Change in APIC due to common control	-	-	-	-	1,529,884	-	-	-	-	1,529,884
FX gain (loss)	-	-	-	-	-	337,435	-		-	337,435
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	33,777	-	33,777
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(8,989)	-	(8,989)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	(145,111)	(145,111)
Balance, June 30, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$18,501,488	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647
Six months ended June 30, 2026
Balance, December 31, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$26,959,111	$296,257	$(8,000,000)	$33,323	$3,401,487	$22,691,288
Six months ended June 30, 2026
Change in APIC due to common control	-	-	-	-	2,151,066	-	-	-	-	2,151,066
Capital contribution from shareholder	-	-	-	-	250,000	-	-	-	-	250,000
Deemed distribution to shareholder	-	-	-	-	(106,019)	-	-	-	-	(106,019)
FX gain (loss)	-	-	-	-	-	(217,936)	-		-	(217,936)
Net (income) loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(28,685)	-	(28,685)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(7,432)	-	(7,432)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	14,578,197	14,578,197
Balance, June 30, 2026	6,871,844	$687	4,230,868	$423	$29,254,158	$78,321	$(8,000,000)	$(2,794)	$17,979,684	$39,310,479

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited; Restated)
Net income (loss)	$14,549,512	$(111,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,338	82,108
Common stock issued for services	-	35,200
Series B Preferred issued for services	-	14,100
Accounts receivable allowance	22,382	22,382
Acquired intangible assets	45,540	(9,357)
Change in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(11,742)	(88,202)
Prepaid – current and non-current	55,872	(364,395)
Related party receivable	(36,532,537)	(5,172,027)
Accounts payable	191,628	291,278
Other current liabilities	(1,301,578)	(4,272,323)
Accrued interest – non-current	(2,787)	39,612
Client funds payable	1,885,820	5,219,961
Fair value of trading positions, net of financial liability at fair value	1,267,725	(59,718)
Operating lease liabilities, current and non-current	(48,292)	(88,531)
Deferred tax liabilities	(186,506)	46,294
Trade and Tax receivable and income tax payable	275,609	(23,314)
Trade receivables	(88,986)	-
Accrued income	(2,017,206)	1,529,901
Right of use (lease)	44,700	81,348
Accrued expenses, related party	620,497	7,500
Net cash provided by (used in) operating activities	$(21,138,011)	$(2,819,517)
Investing Activities:
Capitalized software, net	(464,777)	(127,987)
Purchases of fixed assets	(8,142)	(74,721)
Investment in private entities	317	-
Net cash provided by (used in) investing activities	$(472,602)	$(202,708)
Financing Activities:
Borrowing from (payments to) line of credit	186,510	66,494
Net proceeds from cares act - paycheck protection program	-	(4,771)
Net proceeds from SBA loan	(4,252)	(4,253)
Related party advances	32,831,092	(5,207,274)
Changes in paid-in capital, common control	2,295,047	1,529,884
Net cash provided by (used in) financing activities	$35,308,397	$(3,619,920)
Effect of exchange rates on cash	(217,936)	337,435
Change in noncontrolling interest share of subsidiary net assets	(7,432)	(8,989)
Non-cash assignment of liquidity-provider balance included within cash and cash equivalents	(5,257,670)	-
Net increase (decrease) in cash	8,214,746	(6,313,699)
Cash and cash equivalents, and restricted cash at beginning of the period	17,669,749	25,376,957
Cash and cash equivalents, and restricted cash at end of the period	$25,884,495	$19,063,258
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common-control combination — Alchemy Markets (Cayman) Ltd.:
Consideration paid directly by principal shareholder on behalf of the Company	$250,000	$-
Less: carryover book value of net assets acquired	(143,981)	-
Deemed distribution to principal shareholder	106,019	-
Common-control adjustment to additional paid-in capital	2,151,066	1,529,884
Excess consideration allocated to acquired intangible assets on consolidation of ADS	1,280,522	-
Supplemental non-cash disclosures:
Cash and cash equivalents acquired in the common-control combination	99,198	-
Noncontrolling interest movements recognized directly in equity	(36,117)	(8,989)

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization and General

FDCTech, Inc. (“FDCTech,” “the Company,” “we,” “us,” or “our”) is a financial technology company incorporated in the State of Delaware, United States of America, specializing in developing and delivering innovative software solutions and business services to the over-the-counter (“OTC”) brokerage and financial services industries. The Company provides a range of proprietary and third-party technology solutions, including its flagship Condor Trading Technology, which supports multi-asset trading, risk management, and pricing for foreign exchange, equities, commodities, and digital assets. The Company is publicly traded on the OTC markets under the ticker symbol OTC: FDCT and is a fully reporting public company subject to the reporting obligations of the Securities Exchange Act of 1934, as amended.

The Company was founded in January 2016 as a back-office technology solution provider to the OTC brokerage and financial services industries and has transformed into a comprehensive, end-to-end trading platform offering foreign exchange (“FX”), contracts for difference (“CFDs”), equities, bonds, and wealth management services. The Company follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms, and through its acquisitions has expanded its global footprint in wealth management, brokerage, and financial advisory services. These acquisitions and formations include AD Advisory Services Pty Ltd. (2021), Alchemy Markets Ltd. (2022–2023), Alchemy Prime Limited (2023), Alchemytech Ltd., now T.I.C.G. Integrated Solutions Ltd. (2024), Alchemy International Ltd. (2025), Xoala Asia (2025), and Alchemy Markets (Cayman) Ltd. (2026), collectively expanding the Company’s operational footprint across Australia, Malta, the United Kingdom, Cyprus, Seychelles, Mauritius, and the Cayman Islands.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”) for the three and six months ended June 30, 2026. All intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure and Subsidiaries

FDCTech, Inc. serves as the parent holding company. The following table presents the Company’s consolidated subsidiaries as of June 30, 2026:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets Served	Technology
AD Advisory Services Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl. UK)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
T.I.C.G. Integrated Solutions Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	99.90%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party
Alchemy Markets (Cayman) Ltd. (AML Cayman)	100.00%	Cayman Islands	Securities Investment Business (Broker/Dealer)	International	Condor Trading & Third-party
Xoala AP Cyprus Ltd. (XOA, Cyprus)	100.00%	Cyprus	Intra-group Treasury and Payment Processing	Europe	Third-party

The Company consolidates all subsidiaries in which it holds a controlling financial interest. AD Advisory Services Ltd. (ADS) is consolidated as a majority-owned subsidiary (51.00% ownership), with the remaining 49.00% recognized as a noncontrolling interest in the consolidated balance sheet and statements of operations. Alchemy International Ltd. (AIL) is consolidated at 99.90% ownership, with the remaining 0.10% recognized as a noncontrolling interest. All other subsidiaries are wholly owned (100%) and fully consolidated. Xoala AP Cyprus Ltd. is held 100% through Xoala Asia.

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

(b) Wealth Management

Through AD Advisory Services Pty Ltd. (Australia, regulated by the Australian Securities and Investments Commission (“ASIC”)), the Company operates a wealth management business with 26 financial advisors collectively managing and advising on approximately $770 million in funds under advice as of June 30, 2026. This segment provides licensing solutions and financial planning services to independent financial advisors operating under the Company’s Australian Financial Services license.

(c) Technology and Software Development

Through FDCTech, Inc. and T.I.C.G. Integrated Solutions Ltd. (Cyprus), a technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies, the Company develops, licenses, and supports its proprietary Condor Trading Technology suite, which includes the Condor Pro Multi-Asset Trading Platform and the Condor Risk Management back-office system. This technology supports multi-asset trading, risk management, and pricing across FX, equities, commodities, and digital assets and is utilized both internally across the Company’s brokerage subsidiaries and licensed to third-party brokerage firms.

(d) Payment Intermediary Services

Through Xoala Asia (Mauritius, licensed by the Financial Services Commission (“FSC”)), the Company is developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement its brokerage and wealth management operations. As of June 30, 2026, this segment remains in the development stages and has not yet generated material revenue.

Regulatory Environment

The Company’s brokerage and wealth management subsidiaries operate under licenses and regulatory oversight from multiple international financial regulatory authorities, including the MFSA (Malta), FCA (United Kingdom), FSA (Seychelles), ASIC (Australia), FSC (Mauritius), and, following the acquisition of AML Cayman in June 2026 described below, CIMA (Cayman Islands). The Company’s Cyprus subsidiaries, T.I.C.G. Integrated Solutions Ltd. and Xoala AP Cyprus Ltd., provide intra-group technology, treasury, and payment-processing services; XOA, Cyprus operates under the intra-group exemption in Section 3(3)(n) of the Cyprus Payment Services Law and does not hold a Central Bank of Cyprus payment institution or electronic money institution license. The Company is required to maintain minimum regulatory capital levels and comply with ongoing reporting, conduct-of-business, and anti-money-laundering obligations in each of its operating jurisdictions. Regulatory compliance and capital adequacy are monitored by management on an ongoing basis.

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

Fiscal Year

The Company’s fiscal year ends on December 31. The consolidated financial statements presented herein are as of and for the three and six months ended June 30, 2026.

Reverse Stock Split

On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock split, with any resulting fractional share rounded up to the nearest whole share for each holder of record. The Financial Industry Regulatory Authority announced the reverse stock split on its Daily List on July 9, 2026, and the reverse stock split became effective, and the Company’s Common Stock began trading on a post-split basis, at the open of business on July 10, 2026. The number of authorized shares of Common Stock was not affected by the reverse stock split.

In accordance with ASC 260-10-55-12 and SEC Staff Accounting Bulletin Topic 4C, because the reverse stock split became effective after June 30, 2026 but before these consolidated financial statements were issued, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented. The retroactive adjustment reduced the number of shares of Common Stock issued and outstanding at June 30, 2026 and December 31, 2025 from 423,084,729 to 4,230,868, after rounding fractional shares up to the nearest whole share for each holder of record, reduced the par value of Common Stock from $42,308 to $423 with the difference of $41,885 reclassified to additional paid-in capital, and correspondingly adjusted weighted average shares outstanding and earnings per share for each period presented. The reverse stock split had no effect on total stockholders’ equity, total assets, total liabilities, net income (loss), or cash flows for any period presented.

Board of Directors

At present, the Company has four members of the Board of Directors. Mitchell M. Eaglstein is the acting Chairman of the Company. Mitchell M. Eaglstein and Imran Firoz are the Company’s executive directors and officers. Gope S. Kundnani is not an independent director because he beneficially owns more than 10% of the Company’s outstanding stock. Jonathan Baumgart is an independent director under NYSE and NASDAQ listing standards.

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

Establishment of Xoala Asia

On November 6, 2025, Xoala Asia was granted a Payment Intermediary Services license by the Financial Services Commission of Mauritius (license no. GB25204956). Management is in the process of implementing the compliance, technology, and operating framework required by the FSC (including AML/CFT, safeguarding of client funds where applicable, operational resilience, data protection, and reporting). There has been no activity in Xoala Asia for the three and six months ended June 30, 2026.

Establishment of Prime Intermarket Group Eurasia

Effective January 1, 2026, we commenced start-up work under Prime Intermarket Group Eurasia (FXPIG), a Mauritius-based private limited company under Section 24 of the Companies Act. The company was originally established in May 2025, with no operations.

Name Change of Alchemytech Ltd.

In June 2026, Alchemytech Ltd. changed its name to T.I.C.G. Integrated Solutions Ltd. (“ATECH”). The name change did not affect the Company’s ownership of, or the nature of the services provided by, that subsidiary.

Xoala AP Cyprus Ltd.

Xoala Asia holds 100% of Xoala AP Cyprus Ltd. (“XOA, Cyprus”), a Cyprus-incorporated subsidiary that provides intra-group treasury and payment-processing services. Under the intra-group exemption in Section 3(3)(n) of the Cyprus Payment Services Law, no Central Bank of Cyprus payment institution or electronic money institution license is required for XOA, Cyprus.

Acquisition of Alchemy Markets (Cayman) Ltd.

On May 1, 2026, the Company entered into a Share Purchase Agreement with Mr. Raymond Yip, who held the shares subject to the direction of Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, to acquire all 100 issued and outstanding shares of Alchemy Markets (Cayman) Ltd. (“AML Cayman”), a Cayman Islands company incorporated on November 7, 2017 and licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) under License No. 1612590 to conduct securities investment business. AML Cayman holds a Broker/Dealer license, which authorizes it to buy, sell, subscribe for, or underwrite securities.

The aggregate purchase price is $250,000, payable in two installments: a closing payment of $70,000 due within thirty (30) days of execution of the Share Purchase Agreement, and a regulatory payment of $180,000 due within five (5) business days following receipt of CIMA approval of the change of control. In addition, the Company agreed to pay the seller $107,758 in respect of the regulatory own funds capital of AML Cayman.

On May 19, 2026, CIMA granted conditional approval under Section 8(1) of the Securities Investment Business Act (2020 Revision) for the change in the shareholding and control of AML Cayman, resulting in a change of the ultimate beneficial owner from Mr. Raymond Yip to Mr. Gope Shyamdas Kundnani. The conditional approval requires the licensee to deliver specified board resolutions, director due diligence documentation, an updated register of members, and an updated business plan including outsourcing arrangements, in each case within one (1) month of approval. The transfer of the 100 shares from Mr. Yip to the Company was entered in AML Cayman’s register of members on June 19, 2026, from which date the Company became the sole legal and beneficial owner of AML Cayman.

Because AML Cayman was under the control of Mr. Kundnani both before and after the transfer, the transaction is a transfer of an entity under common control and has been accounted for in accordance with ASC 805-50, Business Combinations — Related Issues. The assets and liabilities of AML Cayman have accordingly been recorded at the transferor’s historical carrying values, applied prospectively from the date of transfer, consistent with the Company’s treatment of its other transfers of entities under common control described in Note 2. No goodwill or intangible asset was recognized in connection with the transfer, and no fair value measurement of the assets acquired or liabilities assumed was performed. AML Cayman conducted no material operations during the period, and its results of operations for the six months ended June 30, 2026 have been included in the consolidated statements of operations; the amounts attributable to the period prior to the transfer are not material to the Company’s consolidated results of operations for any period presented.

Consideration for the acquisition was $250,000. The consideration was paid directly to the seller by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, on the Company’s behalf, and has been recorded as a capital contribution to additional paid-in capital. The Company made no cash payment in respect of the acquisition, and accordingly the acquisition is reflected as a non-cash transaction and is not presented within investing activities in the condensed consolidated statement of cash flows. The seller has been settled in full. The Company is in the process of finalizing its determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Accordingly, the amounts recognized in respect of the acquisition are provisional and may be adjusted during the measurement period in accordance with ASC 805-10-25-13 through 25-19, which may not exceed one year from the acquisition date. The Company expects to complete the purchase price allocation, including the determination of any goodwill or intangible assets recognized, prior to the filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

AML Cayman is licensed to conduct securities investment business and, in the period from the acquisition date through June 30, 2026, did not conduct material brokerage operations. For the six months ended June 30, 2026, AML Cayman contributed revenue of $149,769, general and administrative expenses of $107,846, and net income of $41,195, representing approximately 0.6% of consolidated total revenue, 1.3% of consolidated general and administrative expenses, and 0.3% of consolidated net income, respectively.

Name Change of Alchemy Markets Ltd.

On June 1, 2026, the Malta Financial Services Authority (“MFSA”) confirmed its no objection to a change in the name of the Company’s wholly owned Maltese subsidiary, Alchemy Markets Ltd. (C 56519) (“AML”), to “Crestmark Trading Ltd.” The no objection takes effect from the date on which the altered certificate reflecting the new name is issued by the Malta Business Registry (“MBR”), following which the MFSA will issue a revised authorization certificate and annex. The name change does not affect AML’s ownership, governance, capital position, or regulated activities, and has no effect on the Company’s consolidated financial statements. AML is referred to by its current registered name throughout this Report.

Recent Corporate Actions

On September 4, 2025, our Board of Directors unanimously approved, and we obtained the written consent of holders of a majority of our voting power for, corporate actions to (i) amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 15,000,000; and (ii) authorize our Board of Directors, in its discretion, to amend our Certificate of Incorporation not later than June 30, 2026, to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. The amendment effecting the increase in authorized shares has been filed with the Secretary of State of the State of Delaware and is in effect as of June 30, 2026.

Certificate of Designation of Series B Convertible Preferred Stock

On December 4, 2023, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation designates 3,000,000 shares of the Company’s authorized preferred stock (par value $0.0001 per share) as “Series B Convertible Preferred Stock” and establishes the rights, preferences, privileges, and restrictions of such shares, including a conversion rate of one hundred (100) shares of Common Stock for each one share of Series B Convertible Preferred Stock. Section 4(f) of the Series B Certificate of Designation provides that the conversion rate is not adjusted for stock dividends, splits, combinations or reclassifications of the Common Stock. The principal terms of the Series B Convertible Preferred Stock are described further in Note 9.

Reorganization of Alchemy Markets Ltd. Shareholding

On June 16, 2026, the MFSA confirmed, in terms of Article 10 of the Investment Services Act (Malta), its no objection to the transfer of 1,629,999 ordinary A shares in Alchemy Markets Ltd. (“AML”) from Alchemy Markets Holdings Ltd. to FDCTech, Inc. Alchemy Markets Holdings Ltd. formed part of a prior ownership structure that the Company inherited on its acquisition of AML and no longer serves a functional purpose within the group; the transfer removes it from the ownership chain so that AML is held directly by FDCTech, Inc. The consideration for the transfer is €100, reflecting its character as an internal corporate reorganization. There is no change to the ultimate beneficial ownership of AML and no change or impact to AML’s governance, capital position, or regulated activities. Because both entities were under the common control of the Company both before and after the transfer, the reorganization has no effect on the Company’s consolidated financial position, results of operations, or cash flows for any period presented. The MFSA’s no objection was provided solely from a regulatory viewpoint. The relevant statutory forms have since been filed with the Malta Business Registry and the transfer has been completed.

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

As of June 30, 2026, the Company had 4,230,868 shares of Common Stock, 4,500,000 shares of Series A Preferred Stock, and 2,371,844 shares of Series B Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action and have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Each share of Series B Preferred Stock can be converted into 100 shares of the Company’s common stock at any time by the holder of such shares, subject to the conversion-rate adjustment described above in connection with a qualifying public offering. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FDCTech, Inc. and its subsidiaries, including subsidiaries in which the Company holds a controlling but less-than-wholly-owned interest. We have eliminated all intercompany balances and transactions. The Company has prepared the consolidated financial statements consistent with the Company’s accounting policies in its financial statements. The Company has measured and presented the Company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its unaudited condensed consolidated financial statements for the three months ended March 31, 2026 (originally filed on Form 10-Q on May 15, 2026, and restated by Amendment No. 1 on Form 10-Q/A filed June 8, 2026), management of the Company identified errors in those financial statements. As previously disclosed in a Current Report on Form 8-K filed under Item 4.02 on June 8, 2026, the Board of Directors, after consultation with management and LAO Professionals (“LAO”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 should no longer be relied upon. The Company has restated the accompanying condensed consolidated financial statements in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” The restatement reflects the following adjustments:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables reconcile the amounts as originally filed (Form 10-Q, filed May 15, 2026) to the amounts as restated. The share and per-share amounts in the reconciliation tables below are presented on a pre-reverse-stock-split basis, consistent with the amounts as previously reported, and have not been retroactively adjusted for the reverse stock split described in Note 1:

Consolidated Balance Sheet — March 31, 2026

	As Originally Filed	Adjustment	As Restated
Cash and cash equivalents (including restricted cash)	36,891,541	(4,429,781)	32,461,760
Accounts receivable, net	358,932	-	358,932
Prepaid – current	345,612	-	345,612
Related party receivable	30,154,645	4,865,084	35,019,729
Prepaid – non-current	189,796	-	189,796
Fixed assets, net	187,657	-	187,657
Capitalized software, net	1,578,353	-	1,578,353
Investment through subsidiary	34,510	-	34,510
Accrued income	275,715	-	275,715
Acquired intangible assets	1,250,397	(10,518)	1,239,879
Tax receivable	187,508	-	187,508
Other trade and tax receivable	-	88,986	88,986
Fair value of trading positions for the firm, profit	72,386	-	72,386
Right of use (lease)	668,214	98,124	766,338
Total assets	72,195,266	611,895	72,807,161
Accounts payable	502,087	-	502,087
Line of credit	266,926	-	266,926
Accrued expenses, related party	997,259	5,287	1,002,546
Business acquisition loan	2,350,000	-	2,350,000
Related party advances	3,296,890	524,289	3,821,179
Client funds payable	28,339,255	-	28,339,255
Operating lease liability, current	186,158	(42,356)	143,802
Other current liabilities	1,642,601	-	1,642,601
Deferred tax liabilities	372,339	-	372,339
SBA loan – non-current	103,552	-	103,552
Operating lease liability – non-current	482,056	(143,803)	338,253
Accrued interest – non-current	43,650	(5,287)	38,363
Total liabilities	38,582,773	338,130	38,920,903
Series A Preferred stock	450	-	450
Series B Preferred stock	237	-	237
Common stock*	423	-	423
Additional paid-in capital, Common and Series A Preferred	28,241,475	(195,777)	28,045,698
Subscription receivable	(8,000,000)	-	(8,000,000)
Additional paid-in capital, Series B Preferred stock	3,344,063	-	3,344,063
Accumulated other comprehensive income (loss)	(2,427)	188,472	186,045
Accumulated surplus (deficit)	9,984,473	284,278	10,268,751
Total FDCTech, Inc. stockholders’ equity (deficit)	33,568,694	276,973	33,845,667
Noncontrolling interest	43,799	(3,208)	40,591
Total liabilities and stockholders’ equity (deficit)	72,195,266	611,895	72,807,161

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidated Statement of Operations — Three Months Ended March 31, 2026

	As Originally Filed	Adjustment	As Restated
Total revenue	15,214,492	-	15,214,492
Total cost of sales	3,583,338	-	3,583,338
Gross profit	11,631,154	-	11,631,154
Total operating expenses	4,775,845	(3,587)	4,772,258
Operating income (loss)	6,855,309	3,587	6,858,896
Total other income (expense)	14,611	-	14,611
Income (loss) before provision for income taxes	6,869,920	3,587	6,873,507
Provision for income taxes	-	-	-
Net income (loss)	6,869,920	3,587	6,873,507
Net income (loss) attributable to noncontrolling interest	-	6,241	6,241
Net income (loss) attributable to FDCTech, Inc.	6,869,920	(2,654)	6,867,266

In the reconciliation above, cash and cash equivalents is presented inclusive of restricted cash; as restated at March 31, 2026, the $32,461,760 comprises cash and cash equivalents of $4,122,505 and restricted cash (client funds, segregated) of $28,339,255, presented as separate line items on the consolidated balance sheet, with a corresponding client funds payable of $28,339,255.

*	$42,308 (before reverse split) to $423 (after reverse split).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2026. However, as of December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of June 30, 2026, and December 31, 2025, the Company had $25,884,495 and $17,669,749 in total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions.

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

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$18,184,787	$11,855,861
Restricted cash (client funds, segregated)	7,699,708	5,813,888
Total cash, cash equivalents, and restricted cash	$25,884,495	$17,669,749

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

As of June 30, 2026 and December 31, 2025, accounts receivable were $177,775 and $188,415, respectively, in each case net of an allowance for doubtful accounts of $22,382 and $22,382. No provision for doubtful accounts was recorded during the three and six months ended June 30, 2026 or June 30, 2025, and management believes the allowance is adequate to cover expected credit losses as of June 30, 2026.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $214,085 and $293,937 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended June 30, 2026, and 2025, respectively, and $618,387 and $570,141 for the six months ended June 30, 2026, and 2025, respectively. Sales and marketing costs primarily consisted of travel costs for tradeshows and customer meetings, online marketing on industry websites, press releases, and public relations activities. Sales and marketing expense decreased for the three months ended June 30, 2026, reflecting a shift toward lower-cost digital channels, while the six-month increase is primarily attributable to expanded promotional and marketing activities supporting the Company’s broader brokerage and technology client base.

Sales, marketing, and advertising expenses represented approximately 1.23% and 5.42% of revenues for the three months ended June 30, 2026, and 2025, respectively, and approximately 1.89% and 5.00% of revenues for the six months ended June 30, 2026, and 2025, respectively.

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

The Company serves two client channels within its brokerage business: retail and institutional (“clients” or “customers”). Through its retail and institutional segment, the Company provides its customers (individuals) around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference (“CFDs”) on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products, as well as OTC options. The FCA defines a retail customer as a client who is not a professional or an eligible counterparty. A professional client is an entity that must be authorized or regulated to operate in the financial markets. According to the MFSA, a retail client is a client who is not a professional client or an eligible counterparty. A professional client possesses the knowledge, experience, and expertise to assess risks and make informed investment decisions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For balances held at U.S. financial institutions, such balances did not exceed Federal Deposit Insurance Corporation (“FDIC”) limits as of June 30, 2026. As of June 30, 2026, and December 31, 2025, the majority of the Company’s cash was held with non-FDIC financial institutions located in Malta, the United Kingdom, and other foreign jurisdictions. As of June 30, 2026, and December 31, 2025, the Company had $25,884,495 and $17,669,749 of total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions.

Revenues

For the three months ended June 30, 2026, and 2025, the Company generated $17,472,536 and $5,419,791 in revenues, respectively, representing an increase of approximately 222.4% over the prior-year period. For the six months ended June 30, 2026, and 2025, the Company generated $32,687,028 and $11,396,739 in revenues, respectively, representing an increase of approximately 186.8% over the prior-year period. The Company’s revenues are derived from four operating segments: Margin Brokerage, Wealth Management, Technology and Software Development, and Payment Intermediary Services. The Payment Intermediary Services segment is in the start-up phase and did not generate revenues during the three and six months ended June 30, 2026, or 2025. The increase in revenues during the three and six months ended June 30, 2026, was primarily attributable to trading revenues generated by AIL.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and six months ended June 30, 2026, and 2025, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

For a description of the legal proceedings to which the Company and its subsidiaries are a party, see Note 8, Commitments and Contingencies — Pending Litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of June 30, 2026, and December 31, 2025.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. This method calculates deferred tax assets and liabilities based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, exceeding 50%, that is likely to be realized upon ultimate settlement. The Company considers various factors when evaluating and estimating its tax positions and benefits, which necessitate periodic adjustments that may not accurately predict actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of its operations. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months. See Note 14 for more details.

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

The Company is continuing to develop the Condor Investing and Trading App and is currently capitalizing the costs associated with such development in accordance with the Company’s software development cost policy. Research and development costs incurred during the period ended September 30, 2022, were incurred in connection with evaluating the technological feasibility of the Robo Advice Platform, and research and development costs incurred during the period ended December 31, 2022, were incurred in connection with evaluating the technological feasibility of the Condor Investing and Trading App. There were no research and development costs incurred during the three and six months ended June 30, 2026, or 2025.

The Company also capitalizes major costs incurred during the application development stage for internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred.

As of June 30, 2026, and December 31, 2025, capitalized software, net of accumulated amortization, was $1,879,461 and $1,480,246, respectively.

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

As of June 30, 2026, and December 31, 2025, property and equipment, net of accumulated depreciation, were $180,424 and $199,058, respectively. Depreciation expense was $45,695 and $43,276 for the three months ended June 30, 2026, and 2025, respectively, and $92,338 and $82,108 for the six months ended June 30, 2026, and 2025, respectively, and is included in operating expenses in the consolidated statements of operations.

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

The functional currency of ADS is the Australian Dollar (AUD), the functional currency of AML and ATECH is the Euro (EUR), and the functional currency of APL is the British Pound (GBP). The Company’s remaining subsidiaries are U.S. dollar functional and accordingly give rise to no translation adjustment. We have translated AUD, EUR, and GBP into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

	June 30, 2026	December 31, 2025
USD: AUD	$1.4459	1.4888
USD: EUR	$0.8484	0.8523
USD: GBP	$0.7543	0.7436

Average exchange rate for the period:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
USD: AUD	$1.4241	1.5605
USD: EUR	$0.8675	0.8814
USD: GBP	$0.7437	0.7489

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

The Company ranks the fair value hierarchy of information sources from Level 1 (the best) to Level 3 (the worst). The Company uses these three levels to select inputs for valuation techniques:

Level 1	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit, based on the sales, EBITDA, or net income of comparable companies.	Level 3 is an unobservable input. It may include the company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally generated financial forecast.

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

For the three and six months ended June 30, 2026 and 2025, the weighted average number of shares of common stock outstanding, used to compute basic earnings per share, was 4,230,868 for each period presented. See Note 13 — Earnings Per Share for the computation of, and the reconciliation of the numerators and denominators used in, basic and diluted earnings per share for the periods presented.

Reclassifications

We have reclassified certain amounts from the prior period to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for applicability and impact on its consolidated financial statements. Because the Company ceased to qualify as an emerging growth company effective December 31, 2022, the Company applies the effective dates applicable to public business entities. The Company’s accounting policy for revenue recognition under ASC 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2019 using the modified retrospective method, is described under Revenue from Major Contracts with Customers above.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker, an amount and description of other segment items, and additional segment information. The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements but expanded the Company’s segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures about a reporting entity’s effective tax rate and its income taxes paid (refunded). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The adoption expanded the Company’s annual income tax disclosures and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides guidance on determining the appropriate accounting treatment for the issuance of profits interest units and similar awards. The ASU is effective for public business entities for interim and annual periods for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-01 effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements because the Company has not issued profits interest or similar awards.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which removes various references to the FASB’s Concepts Statements from the Codification. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-02 effective January 1, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements because the Company had no induced conversions of convertible debt instruments during the periods presented.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of June 30, 2026, and December 31, 2025, the Company had an accumulated surplus of $17,979,684 and $3,401,487, respectively, and a working capital surplus of $33,063,252 and $17,831,410, respectively.

For the three months ended June 30, 2026, and 2025, the Company generated net income (loss) of $7,676,005 and $(425,456), respectively, and total revenues of $17,472,536 and $5,419,791, respectively, representing an increase in revenues of approximately 222.4% over the prior-year period. For the six months ended June 30, 2026, and 2025, the Company generated net income (loss) of $14,549,512 and $(111,334), respectively, and total revenues of $32,687,028 and $11,396,739, respectively, representing an increase in revenues of approximately 186.8% over the prior-year period. The improvement in the Company’s results of operations reflects strong revenue growth across the Margin Brokerage and Technology and Software Development segments, contributions from the Company’s recently acquired subsidiaries, and continued operating leverage on a largely fixed cost base. The accumulated surplus increased from $3,401,487 as of December 31, 2025, to $17,979,684 as of June 30, 2026, and the working capital surplus increased from $17,831,410 as of December 31, 2025, to $33,063,252 as of June 30, 2026.

Management has evaluated the Company’s ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern. In performing this evaluation as of the date these consolidated financial statements are issued, management considered, among other factors, the Company’s significantly improved results of operations during the three and six months ended June 30, 2026, including the revenue growth, profitability, and strengthened liquidity position described above, together with management’s continued execution of its strategic plan to streamline and integrate the Company’s recently acquired subsidiaries into a unified operating platform. Based on this evaluation, management has concluded that no conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve (12) months from the date these consolidated financial statements are issued. Accordingly, these consolidated financial statements have been prepared on a going concern basis, and no adjustments have been made to the carrying values of assets or liabilities that might result if the Company were unable to continue as a going concern.

As of June 30, 2026, the Company had a cash and restricted cash balance of $25,884,495 (inclusive of segregated client funds of $7,699,708), which management believes, together with cash expected to be generated from operations, is sufficient to support its ongoing operations and to meet its current obligations as they become due in the ordinary course of business for at least twelve (12) months from the date these consolidated financial statements are issued. While management believes the Company has adequate liquidity to sustain its existing business activities, the Company’s strategic growth initiatives, particularly the continued development of its financial technology platforms, may require additional capital investment. In order to accelerate expansion and enhance its technology offerings, the Company may seek external financing through private placements of equity, public offerings, or credit facilities. There can be no assurance, however, that such financing will be available on acceptable terms, if at all.

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

As of June 30, 2026, and December 31, 2025, the unamortized balance of capitalized software, including capitalized software of the Company’s subsidiaries, was $1,879,461 and $1,480,246, respectively. During the six months ended June 30, 2026, the Company capitalized $399,215 of software development costs. No software amortization expense was recognized during the three and six months ended June 30, 2026, or 2025, as the underlying software assets had not yet been placed in service.

A substantial portion of the $1,879,461 capitalized software balance as of June 30, 2026 relates to (i) software assets added in connection with, or shortly after, the acquisition of Alchemy International Ltd. (the change of control of which was approved on October 29, 2025, and which closed on November 11, 2025), and (ii) the ongoing development of the Condor Investing and Trading App. As of June 30, 2026, the related software assets had not yet been placed in service, and accordingly, the Company has not commenced amortization. Amortization will be recognized on a straight-line basis over the estimated three (3) year useful life upon the date each underlying software asset is placed in service.

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

Nature of Relationships

The Company’s principal related parties are:

(i) Mr. Gope S. Kundnani, a Director of the Company and, as of June 30, 2026, the beneficial owner of 1,800,000 shares of common stock (42.54%), 4,000,000 shares of Series A Preferred Stock (88.89%), and, through APSI Holdings Limited (a United Kingdom entity), 1,800,000 shares of Series B Convertible Preferred Stock (75.90%);

(ii) Mitchell M. Eaglstein and Imran Firoz, Co-Founders, Executive Officers, and Directors of the Company; and

(iii) certain non-consolidated affiliated entities controlled directly or indirectly by Mr. Kundnani, including Alchemy DMCC (United Arab Emirates), Alchemy Capital Markets (“ACM”) (United Kingdom), FXIFY Markets Ltd. (Labuan, Malaysia), and other Kundnani-affiliated sister entities, all of which are sister entities to the Company and not part of the consolidated group; and (iv) Sync Capital Limited (Seychelles), a shareholding company controlled and owned by Mr. Kundnani, which holds the seller financing obligation described below and in Note 7.

Related Party Receivables

Related party receivables totaled $21,783,493 as of June 30, 2026, compared to $40,090,051 as of December 31, 2025, a net decrease of $18,306,558 during the six months ended June 30, 2026.

The largest counterparty is ACM, with $15,294,937 at June 30, 2026, compared with $30,918,736 at March 31, 2026, the reduction reflecting the June 30, 2026 settlement of intercompany balances. Other counterparties at June 30, 2026 are FXIFY at $3,171,275, FXPig Vanuatu at $1,894,365, Alchemy Global at $1,602,724, Alchemy DMCC at $(1,219,344), shareholders and directors at $307,788, Sync Capital at $212,641, Steven FS / BTFS at $146,691, Xoala Digital Poland at $(116,000) and Next Markets Limited at $98,224. Other related-party balances, together with intercompany differences and amounts pending reclassification that are not yet allocated to a counterparty, totaled $390,192.

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

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

Related Party Advances Payable

Related party advances payable totaled $1,931,797 as of June 30, 2026, compared to $29,197,470 as of December 31, 2025, a net decrease of $27,265,673 during the six months ended June 30, 2026. As of June 30, 2026, the $1,931,797 balance was comprised of approximately $1.1 million owed to Alchemy DMCC and approximately $0.5 million owed to Alchemy Capital Markets, in each case Kundnani-affiliated sister entities, approximately $0.2 million owed to Sync Capital, a shareholding company, and other smaller balances at the Company’s subsidiaries. The December 31, 2025 balance was comprised primarily of amounts owed by AIL to Alchemy DMCC, together with amounts owed at the FDCTech, Inc. parent level and across other subsidiaries, and other smaller balances.

During the three and six months ended June 30, 2026, related party advances payable decreased by a net $27,265,673. That movement comprised non-cash extinguishments of $60,096,765, effected through the set-off and assignment arrangements described below, partially offset by $32,831,092 of net cash advances received from related-party counterparties, which is presented within financing activities in the condensed consolidated statements of cash flows. The non-cash arrangements included the transfer back to AIL of certain trading positions previously held with Alchemy DMCC and other liquidity arrangements designed to manage AIL’s counterparty risk exposures. As a result of these arrangements, AIL’s net advance payable to Alchemy DMCC was substantially reduced during the period, and the Company’s aggregate net payable to Alchemy DMCC decreased from approximately $29.1 million as of March 31, 2026 to approximately $1.2 million as of June 30, 2026. The Company held no net receivable from Alchemy DMCC as of June 30, 2026.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

The settlement of the related party balances described above was effected without any payment or receipt of cash. During the three and six months ended June 30, 2026, the Company extinguished a net payable to Alchemy DMCC of $28,148,711, of which $5,257,670 was extinguished by assignment of the Company’s liquidity-provider balance with B2B Prime and $22,891,041 by offset against related party receivables. The Company also extinguished a non-trading payable to Alchemy Capital Markets Ltd. of $31,948,054 by offset, applied $54,839,095 against the client-trading receivable due from Alchemy Capital Markets Ltd., and applied rebates due to Alchemy Capital Markets Ltd. of $3,422,378 against the same balances. No cash was paid or received in connection with any of these arrangements, and accordingly they are excluded from the condensed consolidated statements of cash flows.

Accrued Expenses to Related Parties

Accrued expenses to related parties totaled $1,152,784 as of June 30, 2026, compared to $532,287 as of December 31, 2025. These amounts primarily represent accrued executive compensation owed to Mr. Eaglstein, the Company’s Chief Executive Officer, and Mr. Firoz, the Company’s Chief Financial Officer (through Thinkatalyst LLC, a Delaware limited liability company controlled by Mr. Firoz), each compensated at $15,000 per month under independent-contractor arrangements.

Other Related Party Transactions

Other than the settlements and accruals described above, the principal related party transactions during the three and six months ended June 30, 2026 consisted of (i) the continued accrual of executive compensation to Messrs. Eaglstein and Firoz at $15,000 per month each on an independent-contractor basis; (ii) the continuing obligation in the amount of $2,000,000 under non-interest bearing seller financing provided by Sync Capital Limited (a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company), in connection with the Company’s acquisition of Alchemy International Ltd., which obligation matures on September 30, 2026 and is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange, and is presented as a component of Business acquisition loan on the consolidated balance sheets (see Note 7); and (iii) net activity in intercompany trading and rebate balances among the Company’s regulated subsidiaries (AML, APL, and AIL), all of which were eliminated in consolidation in accordance with ASC 810-10-45-1. There were no material new equity issuances, loans, or guarantees to or from related parties during the three and six months ended June 30, 2026.

Cross-Reference to Form 10-K/A

For additional historical background on related party transactions, including transactions prior to fiscal year 2025, refer to Item 13 (Certain Relationships and Related Transactions) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (as most recently amended by Amendment No. 4 on Form 10-K/A filed July 1, 2026).

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

As of June 30, 2026, the Company was in compliance with the terms and conditions of each of its lines of credit. As of June 30, 2026, and December 31, 2025, the aggregate outstanding balances under the lines of credit were $297,862 and $111,352, respectively.

NOTE 7. NOTES PAYABLE

CARES Act – Paycheck Protection Program (PPP Note)

On May 1, 2020, the Company received proceeds of $50,632 from a promissory note (the “PPP Note”) issued under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at a rate of 1.00% per annum. The PPP Note was not forgiven, and the Company commenced repayment of the PPP Note in August 2022. The PPP Note was repaid in full during the fiscal year ended December 31, 2025. As of June 30, 2026, and December 31, 2025, the outstanding balance of the PPP Note was $0 and $0, respectively.

SBA Loan

On May 22, 2020, the Company received proceeds of $144,900 under the U.S. Small Business Administration’s Economic Injury Disaster Loan (“EIDL”) program. The loan bears interest at a rate of 3.75% per annum on funds advanced. Installment payments of $707 per month, consisting of both principal and interest, are required, with the remaining principal and interest balance payable thirty (30) years from the date of the promissory note. As of June 30, 2026, and December 31, 2025, the non-current balance outstanding under the SBA loan was $101,426 and $105,678, respectively.

Business Acquisition Loan

As of June 30, 2026, and December 31, 2025, the Company had outstanding seller financing obligations incurred in connection with prior business acquisitions in the aggregate amount of $2,350,000 and $2,350,000, respectively, presented as Business acquisition loan on the consolidated balance sheets.

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

The $2,000,000 obligation to Sync Capital Limited is non-interest-bearing. Pursuant to the terms of the seller financing arrangement, the obligation, as extended, matures on September 30, 2026 and is expected to be repaid from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange (the “Uplisting”). The Company has not imputed interest on this obligation, as the lender is a controlling shareholder of the Company, and any imputed interest, if material, would be recognized as a deemed capital contribution from the controlling shareholder with no net effect on stockholders’ equity. No payments were made under this obligation during the three and six months ended June 30, 2026, or 2025. The $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5. There can be no assurance as to the timing or consummation of the Uplisting, and the Company’s obligation to repay the $2,000,000 to Sync Capital Limited will remain outstanding until the earlier of repayment at its September 30, 2026 maturity or the completion of the Uplisting, unless the parties otherwise agree to alternative repayment terms.

As of June 30, 2026, the Company has accrued the $350,000 withheld final payment within Business acquisition loan on the consolidated balance sheets. Management, after consultation with legal counsel, is unable to predict the ultimate outcome of the AML Litigation or to estimate the range of possible additional loss, if any, beyond the amount currently accrued. Accordingly, no additional accrual has been recorded as of June 30, 2026. An adverse outcome in the AML Litigation could result in the Company being required to pay additional amounts to the Claimants, which could have a material adverse effect on the Company’s results of operations and financial condition in the period of resolution.

The $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is subject to various commitments and contingencies arising in the ordinary course of business. The following discussion summarizes the Company’s significant commitments and contingencies as of June 30, 2026.

At June 30, 2026, the Company and its subsidiaries operate offices across multiple jurisdictions. Leases that qualify under ASC 842 are recognized on the consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. At June 30, 2026, the ROU asset was $766,338, current operating lease liabilities were $143,802, and non-current operating lease liabilities were $338,253, compared to $811,038, $165,692, and $364,655, respectively, at December 31, 2025. The weighted-average discount rate for qualifying operating leases was approximately 5.5%. Service contracts and month-to-month arrangements that do not qualify as leases under ASC 842 are expensed as incurred and included in General and Administrative expenses.

Office Facility and Other Operating Leases

Irvine, California, USA (Company’s Headquarters)

Effective October 29, 2019, to the present, the Company holds a coworking membership for office space at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618, on a month-to-month basis. The membership provides access to shared office and meeting facilities on an as-needed basis rather than a dedicated, exclusively controlled space. The Company may terminate the agreement by delivering an exit form at least one calendar month prior to the intended termination month. The monthly membership fee is $95. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

Brisbane, Australia (ADS Office)

Effective January 1, 2024, to the present, ADS holds a coworking membership for office space at Level 38/71 Eagle St, Brisbane City, QLD 4000, Australia, on a month-to-month basis. The membership provides access to shared office and meeting facilities on an as-needed basis rather than a dedicated, exclusively controlled space. The monthly membership fee is approximately $125. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

Limassol, Cyprus Lease (Company’s Executive Rental)

From July 2023 to the present, the Company has leased office and residential space in the Limassol District, Cyprus, from an unrelated party, at a monthly rent of approximately $3,500, included in General and Administrative expenses. This agreement is classified as a residential rental contract rather than a commercial lease and does not create an ROU asset under ASC 842. The leased premises comprise approximately 158 square meters (approximately 1,700 square feet), of which approximately 46 square meters (approximately 500 square feet) is designated for office use and the remaining approximately 112 square meters (approximately 1,200 square feet) serves as the residence of a Company executive.

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, T.I.C.G. Integrated Solutions Ltd. (formerly Alchemytech Ltd.) (“ATECH”) entered into a Sublease Agreement for office premises located at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus, with Aldeon Property Partners Ltd. as Sublessor, and FDCTech, Inc. acting as Guarantor. The leased premises are designated strictly for office use. The lease term is twenty-four (24) months, commencing November 1, 2024, and expiring October 31, 2026, with options to extend for up to two additional two-year terms. Monthly rent is €8,000 (approximately $8,600) plus VAT, for a total lease commitment of €192,000. Each option period is exercisable on three months’ written notice, and the sublease provides for the monthly rent to increase by up to five percent (5%), rounded up to the nearest €50, during each option period. The Company paid a deposit of €16,000, equal to two months’ rent. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet. The leased premises comprise approximately 2,624 square feet. On July 30, 2026, the parties executed a First Addendum exercising the first renewal option, extending the sublease for a further two-year period commencing November 1, 2026 and expiring October 31, 2028, with monthly rent remaining at €8,000 plus VAT and aggregate rent for the renewal period of €192,000 plus VAT; the rent increase contemplated by the sublease for the option period was not applied. Because the addendum was executed after June 30, 2026, it is a non-recognized subsequent event under ASC 855-10, and the right-of-use asset and lease liability at June 30, 2026 do not reflect the renewal term.

NOTE 8. COMMITMENTS AND CONTINGENCIES (continued)

St. Julian, Malta (AML Office)

Effective July 11, 2024, to the present, AML leases office space with Regus Malta at Portomaso Business Centre, Portomaso, St. Julian, PTM01, Malta, on a month-to-month basis. The monthly membership fee is €1,659. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses. The allocated workspace comprises approximately 338 square feet.

London, United Kingdom (APL Office)

Effective December 20, 2024, Alchemy Prime Limited (“APL”) entered into a lease agreement for office space at the Fifth Floor, 142 Central Street, Clerkenwell, London, EC1V 8AR, with Agop Tanielian and Hourig Mercedes Tanielian as landlords. The lease has a fixed term of five years, expiring in 2029, with an annual rent of £112,500 (approximately $12,000 per month), payable in quarterly installments. The lease includes a Break Clause exercisable on or after 2026, subject to four months’ prior written notice. APL is liable for service charges, insurance rent, and reinstatement obligations upon termination. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet. The leased premises comprise approximately 3,750 square feet.

The total rental payment for the period ending June 30, 2026, was $83,753. Rental expenses for all operating leases and service contracts are included in General and Administrative expenses.

Terminated Leases

Limassol, Cyprus (Ecastica). From October 2023 to August 2024, the Company leased office space in the Limassol District, Cyprus, for the intended establishment of ATECH. The monthly rent was approximately $1,000, and the down payment was approximately $6,300, included in General and Administrative expenses. The lease was terminated in August 2024.

Chelyabinsk, Russia. From April 2019 to August 2022, the Company leased office space in Chelyabinsk, Russia, at $500 per month for software development and technical support. The Company closed its Russian offices in August 2022 and relocated the team to Turkey, and subsequently to Kazakhstan in April 2023. This lease has been fully terminated.

Tel Aviv, Israel (AML Sales Office). From July 1, 2023 to June 30, 2026, AML held a service agreement with Mindspace Ltd. for office space and related services at Menachem Begin 11, Ramat Gan, Israel, on a monthly auto-renewing basis. The monthly fee was $4,500 (including VAT). Mindspace retained discretion over space allocation and could relocate AML within the premises upon prior notice, and AML did not have exclusive control over a specific unit. This agreement did not create a lease under ASC 842 and was accounted for as a service contract, with payments recognized as operating expenses. The Company terminated this agreement effective June 30, 2026, due to geopolitical conditions, and relocated all sales activities to the ATECH office in Limassol, Cyprus.

Employment Agreement

The Company compensates its key executives as independent contractors. Eaglstein and Firoz commit one hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses or other incentive plans. Each executive is paid at the beginning of each month. From September 2018 through September 30, 2020, the Company paid monthly compensation of $5,000 to its CEO and CFO, respectively. Effective October 1, 2020, the Company increased the monthly compensation to $12,000. Effective January 1, 2023, the Company pays $15,000 monthly to its CEO and CFO (see Note 5, Related Party Transactions – Accrued Expenses to Related Parties).

The Company is not currently a party to any formal employment agreement and has no compensation agreement with any officer or director. The Company plans to enter into employment agreements with its officers in connection with the planned uplisting to a senior national securities exchange. For additional information regarding executive compensation, refer to Item 11 (Executive Compensation) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026.

Accrued Interest

At June 30, 2026, and December 31, 2025, the cumulative accrued interest for the SBA loan and other non-current loans was $39,609 and $42,396, respectively.

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

The claimants are seeking approximately $1.02 million in amounts they allege are owing under the Share Sale Agreement, which they are seeking to rectify to make it legally enforceable. The Company has counterclaimed for a declaration that the Share Sale Agreement is ineffective and unenforceable and seeks repayment of $915,000 paid to the sellers. On October 17, 2025, the Court granted the claimants permission to amend their claim to include a third claimant. The Company has prepared an Amended Defense and Counterclaim through Counsel, which was served on May 9, 2025. A Costs and Case Management Conference took place on November 17, 2025. The trial is currently scheduled to take place in November 2026.

FDCTech, Inc. v. Intelligenceline.com, Fintelegram.com, et al.

This action is pending in the Superior Court of California, County of Orange. FDCTech alleges that the defendants, through their websites Intelligenceline.com, Fintelegram.com, and Criticalintel.com, published false and defamatory statements accusing the Company of fraud, illegal conduct, and regulatory violations. The Company claims these statements have caused significant reputational and financial harm, including lost business opportunities, and further alleges that the defendants engaged in an extortion scheme by demanding payment for the removal of defamatory content. The complaint asserts claims for defamation per se, defamation per quod, trade libel, and false light, seeking damages and injunctive relief. The complaint was filed in 2025 but had not yet been served as of December 31, 2025. A hearing took place on December 15, 2025, on the Company’s motion. Following the hearing, the court instructed FDCTech to conduct an adequate investigation as to the beneficial owner of Intelligenceline.com. FDCTech conducted the investigation and presented its findings during the management conference held on April 20, 2026. FDCTech is currently awaiting the court’s final judgment based on the outcome of the investigation.

Alchemy Markets Ltd. v. Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 104/2023)

This appeal is pending before the Court of Appeal (Inferior Jurisdiction) in Malta. On September 23, 2023, the Financial Intelligence Analysis Unit (“FIAU”) imposed an administrative penalty of €419,997 and a follow-up directive on Alchemy Markets Ltd. (formerly NSFX Limited), a subsidiary of the Company, based on a compliance examination conducted between November 25, 2019, and December 5, 2019. The examination occurred approximately four years prior to the decision and under different ownership and control of the subsidiary. The Company filed this appeal on October 19, 2023, challenging the decision-making process and the law on which it was based, asserting that the penalty is arbitrary and excessive. The Company seeks to overturn the administrative penalty and the follow-up directive imposed by FIAU. On October 24, 2025, a hearing was held for the Company to continue presenting evidence. The matter is in the evidentiary production stage pertaining to the Company as appellant. On July 17, 2026, a further hearing was held before Madam Justice Rachel Montebello for the FIAU to cross-examine the Company’s witnesses, following which the matter is to be adjourned for final legal submissions.

Alchemy Markets Ltd. v. L-Avukat tal-Istat u Il-Korp għall-Analizi ta’ Informazzjoni Finanzjarja (Ref: 159/2024)

This constitutional challenge is pending before the First Hall Civil Court (Constitutional Jurisdiction) in Malta and relates to the same September 23, 2023, FIAU decision described above. The Company filed this application on April 2, 2024, challenging: (i) the composition of the FIAU and its enabling law; (ii) the decision-making processes which allegedly breach the Company’s fundamental human right to a fair hearing; and (iii) that, given the penal nature of the penalty and in alleged breach of the Constitution of Malta, the Company was not adjudged by an independent court. The Company requests the Constitutional Court to set aside the FIAU decision in its entirety. A first procedural hearing took place on May 7, 2024, and the Company has brought its evidence in support of the claim. The First Hall Civil Court (Constitutional Jurisdiction) has, in various instances, pronounced that administrative penalties imposed by the FIAU are more akin to penal sanctions and that subject persons should be afforded the full rights of an accused under criminal law, consistently quashing FIAU decisions on this basis. On April 14, 2026, the Company submitted its final submissions before the Court. On July 12, 2026, the First Hall Civil Court (Constitutional Jurisdiction) delivered its judgment rejecting the Company’s constitutional claims and determining that the FIAU decision did not breach the Company’s right to a fair hearing. Under Maltese law, the Company had the right to appeal the judgment within twenty statutory running days from the date of judgment, and the Company filed its appeal in late July 2026. The related appeal before the Court of Appeal (Inferior Jurisdiction) described above remains pending. No amount has been accrued in respect of the administrative penalty, as the Company continues to contest the matter and a loss is not considered probable and reasonably estimable at this time.

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

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of June 30, 2026, the Company believes payroll tax liabilities are not material. The Company’s federal taxes are compliant with Internal Revenue Service regulations.

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

Recent Corporate Actions – September 2025

On September 4, 2025, the Board of Directors unanimously approved, and the Company obtained the written consent of holders of a majority of the Company’s voting power for, corporate actions to (i) amend the Certificate of Incorporation to increase the authorized shares of common stock from 500,000,000 to 750,000,000 and the authorized shares of preferred stock from 10,000,000 to 15,000,000 and (ii) authorize the Board of Directors, in its discretion, to amend the Certificate of Incorporation not later than June 30, 2026 to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, increasing the authorized shares of common stock from 500,000,000 to 750,000,000 and effecting the reverse stock split described in Note 16. That Certificate of Amendment did not increase the authorized shares of preferred stock, which remained 10,000,000 as of June 30, 2026. See Note 16 — Capital Structure.

Certificate of Designation of Series B Convertible Preferred Stock

On December 4, 2023, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation designates 3,000,000 shares of the Company’s authorized preferred stock (par value $0.0001 per share) as “Series B Convertible Preferred Stock” and establishes the rights, preferences, privileges, and restrictions of such shares.

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

Each share of Series B Convertible Preferred Stock is convertible at the option of the holder, without payment of additional consideration, into shares of Common Stock at any time, at the conversion rate stated in the Series B Certificate of Designation of one hundred (100) shares of Common Stock for each one share of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is not subject to adjustment for stock splits or other changes to the Common Stock, and the conversion rate was not affected by the reverse stock split. Subsequent to June 30, 2026, the Board of Directors approved the conversion of all outstanding shares of Series B Convertible Preferred Stock at a rate of fifty (50) shares of Common Stock for each one share of Series B Convertible Preferred Stock, which differs from the rate stated in the Series B Certificate of Designation. Because the conversion occurred after June 30, 2026, it is not reflected in the shares of Common Stock issued and outstanding, or in the weighted-average shares used to compute earnings per share, as of and for the three and six months ended June 30, 2026. See Note 16. The Series B Certificate of Designation provides that no fractional shares of Common Stock will be issued upon conversion (any fractional share entitlement will be rounded up to the nearest whole share).

Shares of Series B Convertible Preferred Stock that are converted into Common Stock or are otherwise acquired by the Company are restored to the status of authorized but unissued shares of preferred stock, without designation as to class, and may thereafter be issued, but not as shares of Series B Convertible Preferred Stock. As of June 30, 2026, 2,371,844 shares of Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Outstanding Capital Stock

As of June 30, 2026, and December 31, 2025, the Company had 4,230,868 and 4,230,868 common shares issued and outstanding, respectively.

As of June 30, 2026, and December 31, 2025, the Company had 4,500,000 and 4,500,000 Series A Preferred Stock issued and outstanding, respectively.

As of June 30, 2026, and December 31, 2025, the Company had 2,371,844 and 2,371,844 Series B Preferred Stock issued and outstanding, respectively. There were no issuances or repurchases of common or preferred stock during the three and six months ended June 30, 2026.

Series A Preferred Stock – Beneficial Ownership

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding as of June 30, 2026 and as of the date of this Report. Series A Preferred Stock was not affected by the 1-for-100 reverse stock split effective July 10, 2026.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitchell M. Eaglstein, CEO, Director	Series A Preferred	500,000	11.11%
Gope S. Kundnani, Director (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

(4)	Series A Preferred Stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action and has no right to convert into the Company’s Common Stock. Series A Preferred Stock was not affected by the 1-for-100 reverse stock split effective July 10, 2026. As of June 30, 2026 and as of the date of this Report, the Company had 4,500,000 shares of Series A Preferred Stock issued and outstanding.

(5)	The Company originally issued 2,600,000, 400,000, and 1,000,000 shares of Series A Preferred Stock to Mitchell M. Eaglstein, Imran Firoz, and Felix R. Hong, respectively, in December 2016 as founders, in consideration of services rendered. In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares, respectively, to Gope S. Kundnani, a Director of the Company. On November 30, 2023, the Company issued 2,500,000 shares of Series A Preferred Stock to Mr. Kundnani. On January 30, 2024, the Board of Directors approved the rescission and cancellation of 1,000,000 shares held by Mr. Eaglstein and 1,000,000 shares held by Mr. Hong. In connection with the Company’s contemplated listing on a national securities exchange, all 4,500,000 outstanding shares of Series A Preferred Stock are expected to be retired and cancelled immediately prior to the closing of the contemplated offering, without any cash consideration to the holders.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock – Beneficial Ownership

The percentages below are calculated based on 122,823,068 shares of our Common Stock issued and outstanding, being the number of shares outstanding following the 1-for-100 reverse stock split effective July 10, 2026, and the conversion of all outstanding shares of Series B Convertible Preferred Stock into Common Stock on July 13, 2026. Following that conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding. Beneficial ownership is presented as of the latest practicable date rather than as of June 30, 2026, and accordingly does not correspond to the 4,230,868 shares of Common Stock and 2,371,844 shares of Series B Convertible Preferred Stock presented on the consolidated balance sheet at June 30, 2026.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitchell M. Eaglstein, CEO, Director (2)	Common	7,708,181	6.28%
Imran Firoz, CFO, Director (3)	Common	7,743,100	6.30%
Brian Platt, CTO (4)	Common	10,000	*
Jonathan Baumgart, Director (5)	Common	6,450	*
Gope S. Kundnani, Director (6)	Common	101,392,200	82.55%
Officers and Directors as a group (5 persons) (7)	Common	116,859,931	95.14%

(1)	Unless otherwise indicated, the business address of each beneficial owner is c/o FDCTech, Inc., 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Share amounts and percentages give effect to the 1-for-100 reverse stock split effective July 10, 2026 and to the conversion of all outstanding shares of Series B Convertible Preferred Stock into Common Stock on July 13, 2026, and are calculated on 122,823,068 shares of Common Stock outstanding. An asterisk (*) denotes beneficial ownership of less than one percent.

(2)	Consists of (a) 208,181 shares of common stock and (b) 7,500,000 shares of common stock issued upon the conversion of 150,000 shares of Series B Convertible Preferred Stock. Does not include 600,000 shares beneficially owned by Susan E. Eaglstein, mother of Mr. Eaglstein, as to which Mr. Eaglstein disclaims beneficial ownership.

(3)	Consists of (a) 243,100 shares of common stock and (b) 7,500,000 shares of common stock issued upon the conversion of 150,000 shares of Series B Convertible Preferred Stock.

(4)	Consists of 10,000 shares of common stock. Mr. Platt holds no shares of Series B Convertible Preferred Stock and no convertible promissory notes.

(5)	Consists of 6,450 shares of common stock. Mr. Baumgart holds no shares of Series B Convertible Preferred Stock and no convertible promissory notes.

(6)	Consists of (a) 1,500,000 shares of common stock held directly by Mr. Kundnani, (b) 9,592,200 shares of common stock issued upon the conversion of 191,844 shares of Series B Convertible Preferred Stock held directly by Mr. Kundnani, (c) 300,000 shares of common stock held by APSI Holdings Limited and (d) 90,000,000 shares of common stock issued upon the conversion of 1,800,000 shares of Series B Convertible Preferred Stock held by APSI Holdings Limited. Mr. Kundnani controls APSI Holdings Limited.

(7)	Consists of (a) 2,267,731 shares of common stock and (b) 114,592,200 shares of common stock issued upon the conversion of 2,291,844 shares of Series B Convertible Preferred Stock, in each case held by our directors and executive officers as a group, and includes the securities held by APSI Holdings Limited described in footnote (6).

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nicky G. Kundnani for services valued at $1.41 per share.

Series B Convertible Preferred Stock – Holdings Before and After Conversion

The following table sets forth the shares of Series B Convertible Preferred Stock held by each holder as of June 30, 2026, and the shares of Common Stock issued to each holder upon the conversion of those shares on July 13, 2026 at a conversion rate of fifty (50) shares of Common Stock for each share of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was not subject to adjustment for the 1-for-100 reverse stock split effective July 10, 2026, and the shares of Common Stock issued on conversion are stated on a post-reverse-stock-split basis. Following the conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding.

Holder	Series B Preferred Shares Held at June 30, 2026	Common Shares Issued on Conversion, July 13, 2026
APSI Holdings Limited (formerly Alchemy Prime Holdings Limited)	1,800,000	90,000,000
Gope S. Kundnani	191,844	9,592,200
Mitchell M. Eaglstein	150,000	7,500,000
Imran Firoz	150,000	7,500,000
FRH Group Corporation	50,000	2,500,000
William B. Barnett	10,000	500,000
Susan E. Eaglstein	10,000	500,000
Nicky G. Kundnani	10,000	500,000
Total	2,371,844	118,592,200

Cross-Reference to Form 10-K/A

For a complete history of the Company’s authorized share capital, common stock issuances, and preferred stock issuances, refer to Note 9 (Stockholders’ Equity (Deficit)) in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026.

NOTE 10. WARRANTS

As of June 30, 2026, and December 31, 2025, the Company had no outstanding warrants. There were no warrant issuances, exercises, or expirations during the three and six months ended June 30, 2026.

NOTE 11. COMPREHENSIVE INCOME

The Company’s other comprehensive income (“OCI”) comprises foreign currency translation adjustments from subsidiaries that do not use the U.S. dollar as their functional currency.

The following tables show the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2025, and the six months ended June 30, 2026, respectively:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2024	$(72,781)
Other comprehensive income (loss), attributed to ADS	10,996
Other comprehensive income (loss), attributed to AML	352,881
Other comprehensive income (loss), attributed to APL	(12,971)
Other comprehensive income (loss), attributed to ATECH	(13,471)
Total other comprehensive income (loss)	337,435
Balance as of June 30, 2025	$264,654

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2025	$296,257
Other comprehensive income (loss), attributed to ADS	(22,363)
Other comprehensive income (loss), attributed to AML	(245,462)
Other comprehensive income (loss), attributed to APL	42,723
Other comprehensive income (loss), attributed to ATECH	7,166
Other comprehensive income (loss), attributed to AIL	-
Total other comprehensive income (loss)	(217,936)
Balance as of June 30, 2026	$78,321

No amounts were reclassified out of accumulated other comprehensive income (loss) to net income during the three and six months ended June 30, 2026 or June 30, 2025. Total AOCI rolled forward above was $78,321 at June 30, 2026, which is presented in its entirety as accumulated other comprehensive income (loss) attributable to FDCTech, Inc. on the consolidated balance sheet. The December 31, 2025 balance of $296,257 is presented as accumulated other comprehensive income (loss) on the consolidated balance sheet. Because the undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested, no deferred tax effect has been recorded on the OCI components presented (ASC 740-30-25-17).

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

NOTE 12. NONCONTROLLING INTEREST (continued)

Changes in noncontrolling interest. The carrying amount of noncontrolling interest was $40,591 at March 31, 2026. During the three months ended June 30, 2026, the Company attributed net income (loss) of $(34,926) and foreign currency translation attributable to NCI of $(8,459), resulting in a noncontrolling interest balance of $(2,794) at June 30, 2026. The carrying amount of noncontrolling interest was $33,323 at December 31, 2025; during the six months ended June 30, 2026, the Company attributed net income (loss) of $(28,685) and foreign currency translation attributable to NCI of $(7,432), resulting in the same $(2,794) balance at June 30, 2026. For the comparative periods, noncontrolling interest was $14,199 at March 31, 2025 and $16,820 at December 31, 2024, and the Company attributed net income of $12,467 and foreign currency translation of $14,942 for the three months ended June 30, 2025, and net income of $33,777 and foreign currency translation of $(8,989) for the six months ended June 30, 2025, resulting in a balance of $41,608 at June 30, 2025. The noncontrolling interest balances rolled forward above tie to the noncontrolling interest reported within stockholders’ equity (deficit) on the consolidated balance sheets and to the consolidated statements of stockholders’ equity (deficit).

The following table presents the activity in the noncontrolling interest balance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Balance, beginning of period	$40,591	$14,199
Net income (loss) attributable to NCI	(34,926)	12,467
Foreign currency translation — NCI	(8,459)	14,942
Balance, end of period	$(2,794)	$41,608

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance, beginning of period	$33,323	$16,820
Net income (loss) attributable to NCI	(28,685)	33,777
Foreign currency translation — NCI	(7,432)	(8,989)
Balance, end of period	$(2,794)	$41,608

NOTE 13. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the same amount by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of potentially dilutive securities. The weighted average number of shares of Common Stock outstanding, used to compute basic earnings per share, was 4,230,868 for each of the three and six months ended June 30, 2026 and 2025, as retroactively adjusted for the reverse stock split described in Note 1, including fractional shares rounded up to the nearest whole share for each holder of record.

The Company had no options, warrants, restricted stock units, or convertible debt outstanding during the three and six months ended June 30, 2026 or 2025. The Company had 2,371,844 shares of Series B Convertible Preferred Stock outstanding throughout the three and six months ended June 30, 2026, convertible at the option of the holder into shares of Common Stock at the conversion rate stated in the Series B Certificate of Designation of one hundred (100) shares of Common Stock for each share. Applying that stated conversion rate, 237,184,400 potentially dilutive shares of Common Stock were included in the computation of diluted earnings per share for the three and six months ended June 30, 2026, resulting in diluted weighted average shares outstanding of 241,415,268 for each period. The Series B Convertible Preferred Stock carries no cumulative dividend entitlement, and accordingly no adjustment to the numerator was required. The Series B Convertible Preferred Stock was antidilutive for the three and six months ended June 30, 2025, and was therefore excluded from the computation of diluted loss per share for those periods.

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Restated, Unaudited)	(Unaudited)	(Restated, Unaudited)
Net income (loss) attributable to FDCTech, Inc. shareholders — numerator	7,710,931	(437,923)	14,578,197	(145,111)
Weighted average shares outstanding — basic denominator	4,230,868	4,230,868	4,230,868	4,230,868
Effect of dilutive Series B Convertible Preferred Stock	237,184,400	-	237,184,400	-
Weighted average shares outstanding — diluted denominator	241,415,268	4,230,868	241,415,268	4,230,868
Earnings (loss) per share — basic	1.82	(0.10)	3.45	(0.03)
Earnings (loss) per share — diluted	0.03	(0.10)	0.06	(0.03)

On July 13, 2026, the Board of Directors approved the conversion of all outstanding shares of Series B Convertible Preferred Stock into 118,592,200 shares of Common Stock at a rate of fifty (50) shares of Common Stock for each share. Because that action occurred after June 30, 2026, it has not been given effect in the diluted computation above. See Note 16.

NOTE 14. INCOME TAXES

FDCTech, Inc. (the “U.S. Parent”) is a standalone U.S. domestic C-corporation and files its U.S. federal and California state income tax returns separately. The Company’s operating subsidiaries — Alchemy Markets Ltd. (Malta), Alchemy Prime Limited (United Kingdom), AD Advisory Services Pty Ltd. (Australia), Alchemy International Ltd. (Seychelles) and Alchemytech Ltd. (Cyprus) — are separate legal entities that file and pay income tax in their own jurisdictions. The U.S. Parent does not include foreign subsidiary earnings in its U.S. returns, and the undistributed earnings of the foreign subsidiaries continue to be regarded as indefinitely reinvested outside the United States; accordingly, no deferred U.S. federal income tax liability has been recognized in respect of those earnings. The Company accounts for income taxes under ASC 740, Income Taxes, using the asset and liability method, and for interim periods applies the estimated annual effective tax rate to ordinary income in accordance with ASC 740-270.

No provision for income taxes was recorded for the three or six months ended June 30, 2026 or 2025. The U.S. Parent has a history of standalone pre-tax losses and, as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, carries a full valuation allowance against its net deferred tax assets, together with an accumulated U.S. federal net operating loss carryforward of approximately $1,842,001 at December 31, 2025. Federal net operating losses arising after December 31, 2017, carry forward indefinitely but may offset no more than 80% of taxable income in any year. Management has reassessed the valuation allowance at June 30, 2026 and concluded that a full allowance remains appropriate.

The Company’s operating subsidiaries are separate taxpayers in Malta, the United Kingdom, Australia, Seychelles, Cyprus and the Cayman Islands. As of the date of this Report, the Company had not received complete current and deferred income tax information, computed under local law, from all of its foreign subsidiaries, nor confirmatory advice from local tax advisers regarding the treatment of intercompany balances settled during the quarter and the availability of local loss relief. Based on information presently available, management estimates that the consolidated provision for income taxes for the six months ended June 30, 2026, once determined, will be in the range of approximately $83,000 to $177,000, reflecting current income tax arising principally at the Company’s Maltese subsidiary and an estimated charge at its Cypriot subsidiary, partially offset by the reversal of deferred tax liabilities at the foreign subsidiaries. Management does not presently expect the amount to be material to the Company’s consolidated financial position. In addition, the Company is assessing, with the assistance of its U.S. tax advisers, whether the earnings of its non-U.S. subsidiaries give rise to a current inclusion in the taxable income of FDCTech, Inc. under the U.S. controlled foreign corporation rules. That assessment is not complete, and the Company is unable at this time to estimate the amount of any such inclusion or the related tax, if any. Any amount ultimately determined in respect of the matters described above could differ materially from the estimate above and will be recorded in the period in which it is determined.

The consolidated balance sheet includes a tax receivable of $85,119 at June 30, 2026 (December 31, 2025: $190,346), recoverable by Alchemy Markets Ltd. from the Maltese tax authorities. Malta levies corporate income tax at a standard rate of 35%, subject to a shareholder refund mechanism that generally reduces the effective rate on distributed trading income to approximately 5%; the receivable represents amounts recoverable under that mechanism. The Company also recognized current income tax payable of $170,382 at June 30, 2026 (December 31, 2025: $nil), arising at Alchemy Markets Ltd., and deferred tax liabilities of $191,469 (December 31, 2025: $377,975), which relate to temporary differences arising at the foreign subsidiaries, principally Alchemy Markets Ltd., and are measured using the enacted tax rates of the relevant jurisdictions.

The Company is subject to examination by the U.S. Internal Revenue Service, the California Franchise Tax Board, and the tax authorities of Malta, the United Kingdom, Australia, Seychelles and Cyprus. No income tax examinations were in progress at June 30, 2026, and no change in the Company’s assessment of uncertain tax positions arose during the six months ended June 30, 2026.

NOTE 15. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 16. SUBSEQUENT EVENTS

AIL Seller’s Note

The maturity of the $2,000,000 seller’s note obligation for the acquisition of AIL was extended to September 30, 2026.

Restatement and Non-Reliance — Sequence of Related Filings

The determinations and filings described below through June 30, 2026 occurred during the period covered by this Report, are not subsequent events, and are described in Note 2; they are summarized here solely to present the sequence of related filings. The only event described below occurring after June 30, 2026 is the filing of Amendment No. 4 on Form 10-K/A on July 1, 2026. On June 3, 2026, the Board of Directors of the Company, after consultation with management and LAO, concluded — having determined the nature and magnitude of the errors — that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 (as included in the Original Filing), as of and for the three months ended March 31, 2025 (as included in the Quarterly Report on Form 10-Q filed May 13, 2025, as amended by Amendment No. 1 and Amendment No. 2 thereto), as of and for the three and six months ended June 30, 2025, and as of and for the three and nine months ended September 30, 2025, as well as the audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 and the audited consolidated financial statements as of and for the fiscal year ended December 31, 2025 (as included in the Annual Report on Form 10-K filed April 17, 2026, as amended by Amendment No. 1 on Form 10-K/A filed April 22, 2026), should no longer be relied upon. The Company filed a Current Report on Form 8-K under Item 4.02 on June 8, 2026, providing notification of non-reliance and notifying the previously dismissed independent registered public accounting firm of such non-reliance pursuant to Item 4.02(c). On June 8, 2026, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, September 30, 2025, and March 31, 2026, in each case to restate the affected financial statements in accordance with ASC 250-10. The Company subsequently filed Amendment No. 3 on Form 10-K/A for the fiscal year ended December 31, 2025 on June 23, 2026 and Amendment No. 4 on Form 10-K/A for the fiscal year ended December 31, 2025 on July 1, 2026, in each case in response to comments received from the staff of the SEC; neither amendment restated the financial statements again.

Reverse Stock Split

On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding shares of Common Stock, with any resulting fractional share rounded up to the nearest whole share for each holder of record. Following announcement by the Financial Industry Regulatory Authority on its Daily List on July 9, 2026, the reverse stock split became effective, and the Company’s Common Stock began trading on a post-split basis at the open of business on July 10, 2026. Because the reverse stock split became effective after June 30, 2026 but before these consolidated financial statements were issued, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, in accordance with ASC 260-10-55-12 and SEC Staff Accounting Bulletin Topic 4C. See Note 1.

Conversion of Series B Convertible Preferred Stock

On July 13, 2026, the Board of Directors, acting by unanimous written consent, approved the conversion of all 2,371,844 outstanding shares of Series B Convertible Preferred Stock into 118,592,200 shares of Common Stock at a rate of fifty (50) shares of Common Stock for each share of Series B Convertible Preferred Stock. The Series B Certificate of Designation states a conversion rate of one hundred (100) shares of Common Stock for each share of Series B Convertible Preferred Stock. The shares of Common Stock were issued to eight holders in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and are restricted securities. Of the 118,592,200 shares of Common Stock issued on conversion, 99,592,200 shares, representing approximately 84.0% of the shares issued on conversion and approximately 81.1% of the Company’s outstanding Common Stock following the conversion, were issued to Mr. Gope S. Kundnani, a Director and the Company’s principal shareholder, and 15,000,000 shares were issued in the aggregate to Mitchell M. Eaglstein, the Company’s Chief Executive Officer and a Director, and Imran Firoz, the Company’s Chief Financial Officer and a Director. The conversion accordingly resulted in a substantial increase in the proportion of the Company’s outstanding Common Stock held by related parties. Prior to the conversion, Mr. Kundnani held a majority of the voting power of the Company’s outstanding capital stock through his holdings of Common Stock and Series A Preferred Stock, the latter of which carries fifty (50) votes per share. Accordingly, while the conversion increased Mr. Kundnani’s proportionate economic interest in the Company’s Common Stock, it did not result in a change of control of the Company. Following the conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding, and 4,500,000 shares of Series A Preferred Stock remain issued and outstanding. Because the conversion occurred after June 30, 2026, it is a non-recognized subsequent event under ASC 855-10 and no retroactive effect has been given to it; the consolidated balance sheet at June 30, 2026, continues to reflect 2,371,844 shares of Series B Convertible Preferred Stock outstanding.

Capital Structure

Subsequent to June 30, 2026, in connection with a review of the Company’s capital structure, the Company determined that certain amendments approved by written consent of the holders of a majority of the Company’s voting stock on September 4, 2025 had not been filed with the Secretary of State of the State of Delaware. On August 17, 2026, the Company submitted for filing a Certificate of Amendment to its Certificate of Incorporation increasing the authorized shares of preferred stock from 10,000,000 to 15,000,000, and certificates of amendment to the Certificates of Designation of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. These amendments are not effective until accepted by the Secretary of State and, accordingly, are not reflected in the accompanying condensed consolidated financial statements as of June 30, 2026. The Company will file a Current Report on Form 8-K upon acceptance.

Term Sheet for the Acquisition of Larstal Limited

On August 3, 2026, the Company entered into a non-binding term sheet to acquire the entire issued share capital of Larstal Limited, a United Kingdom company authorized by the Financial Conduct Authority, and its Danish subsidiary, for aggregate consideration of $2,350,000. Completion is subject to execution of a definitive share purchase agreement and to regulatory approvals in the United Kingdom and Denmark. Certain deposit and interim payments totaling up to $2,350,000 in the aggregate become non-refundable as paid, other than in the event the Company’s due diligence identifies an undisclosed material default. The term sheet is not binding, and there can be no assurance that a definitive agreement will be executed or that the acquisition will be completed. No amounts have been recognized in these consolidated financial statements in respect of the proposed acquisition.

ATECH Office Sublease Renewal

On July 30, 2026, T.I.C.G. Integrated Solutions Ltd. (“ATECH”) and Aldeon Property Partners Ltd. executed a First Addendum to the sublease for the Limassol, Cyprus office premises, exercising the first renewal option and extending the term for a further two-year period commencing November 1, 2026 and expiring October 31, 2028. Monthly rent remains €8,000 plus VAT, with aggregate rent for the renewal period of €192,000 plus VAT. Because the renewal was executed after June 30, 2026, it is a non-recognized subsequent event under ASC 855-10, and no right-of-use asset or lease liability has been recognized in respect of the renewal term at June 30, 2026.

Share Purchase Agreement for the Acquisition of The Millionaire’s Club Ltd

On August 7, 2026, the Company entered into a Share Purchase Agreement with TMC Holdings Ltd, a company registered in Malta (the “Seller”), to acquire one hundred percent (100%) of the issued and outstanding share capital of The Millionaire’s Club Ltd, a limited liability company registered in Malta that holds Type 1, Type 2 and Type 3 business-to-consumer gaming licenses issued by the Malta Gaming Authority (the “MGA”). The Share Purchase Agreement supersedes the non-binding letter of intent entered into between the parties on February 11, 2026, other than the confidentiality provisions thereof.

The aggregate purchase price is €150,000, consisting of a non-refundable deposit of €85,000 that was paid to an escrow agent in connection with the execution of the letter of intent and a non-refundable balance of €65,000 payable to the escrow agent at closing. As a condition precedent to closing, the Seller and its ultimate beneficial owner are required to deliver irrevocable waiver declarations extinguishing shareholder liabilities of the acquired company aggregating €821,098 and contributing such amounts to a capital reserve of the acquired company. Closing is deemed to occur upon submission of the duly executed share transfer documentation to the Malta Business Registry, on a date to be agreed between the parties. The Company is responsible for obtaining the MGA’s approval of the change of ownership following closing, and is required to provide working capital or credit lines to the acquired company as reasonably necessary to finance its ongoing operations. The Seller’s aggregate indemnification liability under the Share Purchase Agreement is limited to one hundred percent (100%) of the purchase price, subject to a €5,000 basket.

Because the Share Purchase Agreement was executed after June 30, 2026 and the closing had not occurred as of the date of issuance of this Report, the transaction is a non-recognized subsequent event under ASC 855-10. Accordingly, no acquisition accounting has been applied, no purchase price allocation has been performed, and the financial position and results of operations of The Millionaire’s Club Ltd are not included in these condensed consolidated financial statements. There can be no assurance that the conditions to closing will be satisfied or that the acquisition will be completed.

The Company has evaluated all other events occurring after June 30, 2026, through the date of issuance of this Report and has concluded that no other material subsequent events have occurred that would require disclosure or adjustment to these condensed consolidated financial statements.

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

FDCTech follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms. Through its acquisitions, the Company has expanded its global footprint in wealth management, brokerage, and financial advisory services.

Founded in January 2016 as a back-office technology solution provider, FDCTech has transformed into a comprehensive, end-to-end trading platform offering foreign exchange (FX), contracts for difference (CFDs), equities, bonds, and wealth management services. Our growth trajectory includes the acquisitions of AD Advisory Services Pty Ltd. (2021), Alchemy Markets Ltd. (2022–2023), Alchemy Prime Limited (2023), Alchemy International Ltd. (2025), and Alchemy Markets (Cayman) Ltd. (2026), together with the establishment of Alchemytech Ltd., now T.I.C.G. Integrated Solutions Ltd. (2024), and Xoala Asia (2025), expanding our global footprint across Australia, Malta, the United Kingdom, Cyprus, Seychelles, Mauritius, and the Cayman Islands.

FDCTech, Inc. is the parent holding company with the following wholly-owned and majority-owned subsidiaries:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets	Technology
AD Advisory Services Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Alchemy Markets Ltd. (AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl the United Kingdom)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
T.I.C.G. Integrated Solutions Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	99.90%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
Xoala Asia (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party
Alchemy Markets (Cayman) Ltd. (AML Cayman)	100.00%	Cayman Islands	Securities Investment Business (Broker/Dealer)	International	Condor Trading & Third-party
Xoala AP Cyprus Ltd. (XOA, Cyprus)	100.00%	Cyprus	Intra-group Treasury and Payment Processing	Europe	Third-party

In June 2026, Alchemytech Ltd. changed its name to T.I.C.G. Integrated Solutions Ltd. (“ATECH”). Xoala Asia holds 100% of Xoala AP Cyprus Ltd. (“XOA, Cyprus”), a Cyprus-based subsidiary providing intra-group treasury and payment-processing services. In June 2026, the Company acquired 100% of Alchemy Markets (Cayman) Ltd. (“AML Cayman”), a Cayman Islands company licensed and regulated by the Cayman Islands Monetary Authority as a securities investment business licensee holding a Broker/Dealer license, which authorizes it to buy, sell, subscribe for, or underwrite securities. AML Cayman has been consolidated since June 19, 2026. Under the intra-group exemption in Section 3(3)(n) of the Cyprus Payment Services Law, no Central Bank of Cyprus payment institution or electronic money institution license is required for XOA, Cyprus.

The Company’s operating subsidiaries are described below:

AD Advisory Services Pty Ltd. (ADS) – An Australian-regulated wealth management firm regulated by the Australian Securities and Investments Commission (ASIC), managing and advising on approximately $770 million in client funds under advice with a network of 26 financial advisors.

Alchemy Markets Ltd. (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

Alchemy Prime Limited (APL) – A UK-based investment firm regulated by the Financial Conduct Authority (FCA), providing investment advisory and brokerage services.

T.I.C.G. Integrated Solutions Ltd. (ATECH) – A Cyprus-based technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

Alchemy International Ltd. (AIL) – A Seychelles-licensed securities dealer regulated under license number SD136 by the Financial Services Authority (FSA).

Xoala Asia (XOA) – A Mauritian-based payment provider regulated by the Financial Services Commission of Mauritius (the “FSC”) to operate as a payment intermediary in Mauritius.

Prime Intermarket Group Eurasia (PIG) – A Mauritian-based company structured as a private company limited by shares and regulated by the Financial Services Commission.

Alchemy Markets (Cayman) Ltd. (AML Cayman) – A Cayman Islands company licensed and regulated by the Cayman Islands Monetary Authority (CIMA) as a securities investment business licensee. AML Cayman holds a Broker/Dealer license, which authorizes it to buy, sell, subscribe for, or underwrite securities.

Xoala AP Cyprus Ltd. (XOA, Cyprus) – A Cyprus-based subsidiary of Xoala Asia providing intra-group treasury and payment-processing services.

Corporate History and Transformation

In 2021, the Company’s revenues came solely from technology licensing. By fiscal year 2024 and during fiscal year 2025, the Company had transformed into a diversified global fintech with revenues from technology, financial planning, and brokerage trading operations. The Company has undergone a significant transformation since its inception to the present:

In December 2021, the Company acquired 51% of AD Advisory Services Pty Ltd. (ADS), an Australian wealth management firm. For fiscal year 2021, the Company reported revenue of $0.46 million and net assets of $1.41 million.

In June 2023, the Company acquired 51% of Alchemy Markets Ltd. (AML), a Malta-based financial services firm regulated by the Malta Financial Services Authority. For fiscal year 2022, the Company reported revenue of $6.4 million and net assets of $1.60 million.

In November 2023, the Company acquired 100% of AML and Alchemy Prime Ltd. (APL), a UK-based prime-of-prime brokerage regulated by the Financial Conduct Authority. For fiscal year 2023, the Company reported revenue of $12.8 million and net assets of $13.05 million.

In March 2024, the Company established Alchemytech Ltd. (ATECH) in Cyprus as a technology, sales, and marketing service provider supporting the Company’s subsidiaries and affiliated companies.

Fiscal year 2024 represented the first full year of integration of ADS, AML, and APL. For fiscal year 2024, the Company reported revenue of $26.9 million and net assets of $14.45 million.

In October 2025, the Company acquired AIL, a key operational subsidiary within the Company’s expanding global architecture, enabling the Company to serve a broader base of offshore brokerages, high-frequency traders, and institutional clients seeking regulated access to foreign exchange and multi-asset markets.

In November 2025, the Company established Xoala Asia, which was granted a Payment Intermediary Services (“PIS”) license by the Financial Services Commission of Mauritius (the “FSC”) to operate as a payment intermediary in Mauritius. Xoala Asia holds 100% of Xoala AP Cyprus Ltd., a Cyprus company providing intra-group treasury and payment-processing services.

In June 2026, Alchemytech Ltd. changed its name to T.I.C.G. Integrated Solutions Ltd., and the Company acquired 100% of Alchemy Markets (Cayman) Ltd. (AML Cayman), a Cayman Islands company licensed by the Cayman Islands Monetary Authority to conduct securities investment business under a Broker/Dealer license. The acquisition extends the Company’s regulated brokerage footprint to the Cayman Islands.

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

Wealth Management: Through AD Advisory Services Pty Ltd. (Australia, ASIC-regulated), we operate a wealth management business with 26 financial advisors managing and advising over $770 million in funds under advice under the aegis of our license, where we provide licensing solutions and financial planning services to these financial advisors.

Technology and Software Development: Through FDCTech and T.I.C.G. Integrated Solutions Ltd. (formerly Alchemytech Ltd.) (Cyprus), we develop and license our proprietary Condor Trading Technology suite, including the Condor Pro Multi-Asset Trading Platform and Condor Risk Management back-office system.

Payment Intermediary Services: Through Xoala Asia (Mauritius, FSC-licensed), we are developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement our brokerage and wealth management operations. This segment is in the early stages of development.

During the three months ended June 30, 2026, the Company generated total revenue of $17,472,536, an increase of $12,052,745 (222.4%) over total revenue of $5,419,791 for the three months ended June 30, 2025. During the six months ended June 30, 2026, the Company generated total revenue of $32,687,028, an increase of $21,290,289 (186.8%) over total revenue of $11,396,739 for the six months ended June 30, 2025.

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

The full-quarter contribution from AIL during the three and six months ended June 30, 2026 (compared with no contribution during the three and six months ended June 30, 2025) accounted for the substantial majority of the year-over-year increase in the Margin Brokerage segment. The Technology and Software Development segment also contributed to the increase, while the Wealth Management segment was substantially flat compared with the prior-year period. The Company also benefited from continued operating leverage on a substantially fixed cost base.

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

Financial Condition as of June 30, 2026

As of June 30, 2026, the Company had total assets of $55,089,794, compared to $64,051,886 as of December 31, 2025, representing a decrease of $8,962,092, or approximately 14.0%. Total assets at June 30, 2026, were comprised primarily of cash and cash equivalents of $18,184,787 and restricted cash (client funds, segregated) of $7,699,708, related party receivables of $21,783,493, accounts receivable (net of allowance for doubtful accounts) of $177,775, prepaid expenses (current and non-current) of $541,225, capitalized software (net) of $1,879,461, acquired intangible assets (net) of $1,280,522, right-of-use lease assets of $766,338, property and equipment (net) of $180,424, and other current and non-current assets aggregating $2,596,061.

The $8,962,092 decrease in total assets during the six months ended June 30, 2026 was primarily attributable to: (i) a decrease in related party receivables of $18,306,558, as further described in Note 5, principally reflecting the net effect of cash collections and non-cash netting arrangements with Alchemy DMCC during the period; (ii) a decrease in the fair value of trading positions for the firm of $1,094,757, reflecting the closing-out and transfer of certain trading positions in the ordinary course; and (iii) net decreases in acquired intangible assets, right-of-use lease assets, prepaid expenses, and other non-current assets in the ordinary course; partially offset by (iv) an increase in cash, cash equivalents, and restricted cash of $8,214,746, reflecting cash generated from operations and the receipt by Alchemy International Ltd. (“AIL”) of customer funds in connection with the expansion of its brokerage operations, (v) an increase in accrued income of $2,017,206, and (vi) an increase in capitalized software (net) of $399,215.

Total Liabilities

As of June 30, 2026, the Company had total liabilities of $15,779,315, compared to $41,360,598 as of December 31, 2025, representing a decrease of $25,581,283, or approximately 61.9%. Total liabilities at June 30, 2026 were comprised primarily of client funds payable of $7,699,708, business acquisition loan of $2,350,000, related party advances payable of $1,931,797, accrued expenses to related parties of $1,152,784, other current liabilities of $831,415, operating lease liabilities (current and non-current) of $482,055, accounts payable of $357,840, line of credit of $297,862, deferred tax liabilities of $191,469, financial liabilities at fair value through profit and loss of $172,968, income tax payable of $170,382, and the SBA loan and accrued non-current interest aggregating $141,035.

The $25,581,283 net decrease in total liabilities during the six months ended June 30, 2026 was primarily attributable to: (i) a decrease in related party advances payable of $27,265,673, principally reflecting the settlement of AIL’s net advances payable to Alchemy DMCC through a combination of cash repayments and non-cash netting arrangements as further described in Note 5; (ii) a decrease in other current liabilities of $1,301,578; and (iii) a decrease in deferred tax liabilities of $186,506; partially offset by (iv) an increase in client funds payable of $1,885,820, reflecting growth in customer trading activity and customer deposits held by AIL in connection with the expansion of its brokerage operations; (v) an increase in accrued expenses to related parties of $620,497, primarily representing accrued executive compensation; (vi) an increase in accounts payable and line of credit of $378,138 in the aggregate, reflecting normal operating activity; and (vii) the recognition of financial liabilities at fair value through profit and loss of $172,968 and income tax payable of $170,382.

Stockholders’ Equity and Working Capital

As of June 30, 2026, total stockholders’ equity attributable to FDCTech, Inc. stockholders was $39,313,273, compared to $22,657,965 as of December 31, 2025, representing an increase of $16,655,308, or approximately 73.5%. Total stockholders’ equity, including noncontrolling interests, was $39,310,479 as of June 30, 2026, compared to $22,691,288 as of December 31, 2025. The components of stockholders’ equity as of June 30, 2026 consisted of preferred stock and common stock at par value, additional paid-in capital of $25,910,095, additional paid-in capital relating to Series B Preferred Stock of $3,344,063, subscription receivable of $(8,000,000), accumulated other comprehensive income of $78,321, and accumulated surplus of $17,979,684.

The $16,655,308 increase in stockholders’ equity attributable to FDCTech, Inc. stockholders during the six months ended June 30, 2026 was primarily attributable to: (i) net income attributable to FDCTech, Inc. shareholders of $14,578,197 for the period; and (ii) an increase in additional paid-in capital of $2,295,047 arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, with the residual change reflecting movement in accumulated other comprehensive loss during the period. No new shares of the Company’s common stock or preferred stock were issued during the three and six months ended June 30, 2026.

Working capital, defined as total current assets less total current liabilities, was $33,063,252 as of June 30, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $15,231,842, or approximately 85.4%. The increase in working capital reflects the combined effect of the increase in cash and cash equivalents and the settlement of the December 31, 2025, related party advances payable balance described above, partially offset by the increase in customer funds payable during the period. The Company’s improved working capital position, together with cash generated from operations, is expected to support the Company’s ongoing operations and growth initiatives for at least the next twelve months.

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

During the three and six months ended June 30, 2026, the Company recorded a net increase to additional paid-in capital of $2,295,047 in connection with the finalization of the consolidation entries relating to the acquisition of AIL, which was completed on November 11, 2025. The adjustment reflects the difference between the consideration transferred by the Company in connection with the AIL acquisition and AIL’s historical carrying value of net assets as of the acquisition date, the determination of which was finalized during the three and six months ended June 30, 2026. No new shares of the Company’s common stock or preferred stock were issued in connection with this adjustment, and the adjustment had no effect on the Company’s results of operations, cash flows, or total stockholders’ equity in the aggregate during the three and six months ended June 30, 2026, other than as reflected within the components of stockholders’ equity.

The Company’s acquisition of AD Advisory Services Pty Ltd. (“ADS”), an Australia-incorporated subsidiary, in which the Company acquired a 51% controlling interest, was not a transaction between entities under common control. The ADS acquisition was effected at arm’s length with an unrelated counterparty and was accounted for as a business combination under ASC 805-10, Business Combinations, using the acquisition method. Accordingly, the assets and liabilities of ADS were recognized at their estimated fair values as of the acquisition date, and acquired intangible assets, including goodwill (carrying value of $1,280,522 at June 30, 2026), were recognized in connection with the ADS acquisition, representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The noncontrolling interest in ADS was measured at the proportionate share of the fair value of the identifiable net assets at the acquisition date. No adjustment to additional paid-in capital was recognized in connection with the ADS acquisition.

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

Total liabilities at December 31, 2025, were $41,360,598, comprised primarily of related party advances payable of $29,197,470 (of which $27,265,673 was settled during the three and six months ended June 30, 2026 — see Note 5 to the unaudited condensed consolidated financial statements); accounts payable, accrued expenses, and other current liabilities; the SBA loan; the business acquisition loan; and lease and other obligations.

Total stockholders’ equity at December 31, 2025, was $22,691,288, including an accumulated surplus of $3,401,487. Working capital at December 31, 2025, was $17,831,410.

RESULTS OF OPERATIONS

three and six months ended June 30, 2026, compared with three and six months ended June 30, 2025

The following table sets forth, for the periods indicated, the principal components of the Company’s consolidated results of operations and the change between the comparative periods (dollar amounts in U.S. dollars):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Technology & software	$1,393,442	1,178,215	215,227	18.3%
Wealth management	1,814,104	1,653,670	160,434	9.7%
Brokerage	14,264,990	2,587,906	11,677,084	451.2%
Total revenue	$17,472,536	5,419,791	12,052,745	222.4%
Cost of sales:
Technology & software	115,610	-	115,610	n/a
Wealth management	1,654,803	1,483,771	171,032	11.5%
Brokerage	3,827,894	1,630,322	2,197,572	134.8%
Total cost of sales	$5,598,307	3,114,093	2,484,214	79.8%
Gross profit	$11,874,229	2,305,698	9,568,531	415.0%
Operating expenses:
General and administrative	4,230,569	2,135,030	2,095,539	98.2%
Sales and marketing	214,085	293,937	(79,852)	(27.2)%
Depreciation	45,695	43,276	2,419	5.6%
Total operating expenses	$4,490,349	2,472,243	2,018,106	81.6%
Operating income	$7,383,880	(166,545)	7,550,425	(4,533.6)%
Total other income (expense), net	292,125	(258,911)	551,036	(212.8)%
Income before provision for income taxes	7,676,005	(425,456)	8,101,461	(1,904.2)%
Provision for income taxes	-	-	-	-
Net income	$7,676,005	(425,456)	8,101,461	(1,904.2)%
Less: Net income attributable to noncontrolling interest	(34,926)	12,467	(47,393)	(380.1)%
Net income attributable to FDCTech, Inc.	$7,710,931	(437,923)	8,148,854	(1,860.8)%
Six Months Ended June 30,
	2026	2025	$	%
Revenues:
Technology & software	3,032,664	1,991,962	1,040,702	52.2%
Wealth management	3,379,956	3,188,522	191,434	6.0%
Brokerage	26,274,408	6,216,255	20,058,153	322.7%
Total revenue	32,687,028	11,396,739	21,290,289	186.8%
Cost of sales:
Technology & software	115,610	-	115,610	n/a
Wealth management	3,090,053	2,833,598	256,455	9.1%
Brokerage	5,975,982	3,397,884	2,578,098	75.9%
Total cost of sales	9,181,645	6,231,482	2,950,163	47.3%
Gross profit	23,505,383	5,165,257	18,340,126	355.1%
Operating expenses:
General and administrative	8,551,882	4,271,708	4,280,174	100.2%
Sales and marketing	618,387	570,141	48,246	8.5%
Depreciation	92,338	82,108	10,230	12.5%
Total operating expenses	9,262,607	4,923,957	4,338,650	88.1%
Operating income	14,242,776	241,300	14,001,476	5,802.5%
Total other income (expense), net	306,736	(352,634)	659,370	(187.0)%
Income before provision for income taxes	14,549,512	(111,334)	14,660,846	(13,168.3)%
Provision for income taxes	-	-	-	-
Net income	14,549,512	(111,334)	14,660,846	(13,168.3)%
Less: Net income attributable to noncontrolling interest	(28,685)	33,777	(62,462)	(184.9)%
Net income attributable to FDCTech, Inc.	14,578,197	(145,111)	14,723,308	(10,146.2)%

Revenue

Total revenue increased to $17,472,536 for the three months ended June 30, 2026, compared to $5,419,791 for the three months ended June 30, 2025, an increase of $12,052,745, or approximately 222.4%. For the six months ended June 30, 2026, total revenue was $32,687,028, compared to $11,396,739 for the six months ended June 30, 2025, an increase of $21,290,289, or approximately 186.8%. The growth was driven primarily by the Margin Brokerage segment, which contributed $14,264,990 of total revenue for the three months ended June 30, 2026, compared to $2,587,906 for the comparable prior-year period, representing an increase of $11,677,084, or approximately 451.2%, and $26,274,408 for the six months ended June 30, 2026, compared to $6,216,255 for the comparable prior-year period, representing an increase of $20,058,153, or approximately 322.7%. The increase in Margin Brokerage revenue reflects the full-quarter contribution of Alchemy International Ltd. (“AIL”) following the closing of the AIL acquisition on November 11, 2025 (with the change of control approved by the Seychelles Financial Services Authority on October 29, 2025), together with the continuing operations of the Company’s other regulated brokerage subsidiaries, Alchemy Markets Ltd. (“AML”) in Malta and Alchemy Prime Ltd. (“APL”) in the United Kingdom.

Technology and software revenue was $1,393,442 for the three months ended June 30, 2026, compared to $1,178,215 for the comparable prior-year period, representing an increase of $215,227, or approximately 18.3%, and $3,032,664 for the six months ended June 30, 2026, compared to $1,991,962 for the comparable prior-year period, representing an increase of $1,040,702, or approximately 52.2%, in each case reflecting the expansion of the Company’s technology and platform services to its expanded broker-dealer client base. Wealth Management revenue was $1,814,104 for the three months ended June 30, 2026, compared to $1,653,670 for the comparable prior-year period, representing an increase of $160,434, or approximately 9.7%, and $3,379,956 for the six months ended June 30, 2026, compared to $3,188,522 for the comparable prior-year period, representing an increase of $191,434, or approximately 6.0%.

Cost of Sales and Gross Profit

Cost of sales was $5,598,307 for the three months ended June 30, 2026, compared to $3,114,093 for the three months ended June 30, 2025, an increase of $2,484,214, or approximately 79.8%. For the six months ended June 30, 2026, cost of sales was $9,181,645, compared to $6,231,482 for the six months ended June 30, 2025, an increase of $2,950,163, or approximately 47.3%. The increase in cost of sales principally reflects higher liquidity-provider, payment-processing, and clearing costs incurred in support of the Margin Brokerage and Wealth Management segments. The rate of increase in cost of sales was substantially lower than the rate of increase in revenue, principally as a result of (i) operating leverage on the Margin Brokerage segment’s fixed-cost base relative to substantially higher transaction volumes, and (ii) the reclassification, in the restated comparative period, of Alchemytech Ltd. cost of sales from the Technology & Software segment to the Brokerage segment, which reduced technology cost of sales in both periods presented.

Gross profit was $11,874,229 for the three months ended June 30, 2026, compared to $2,305,698 for the three months ended June 30, 2025, an increase of $9,568,531, or approximately 415.0%. For the six months ended June 30, 2026, gross profit was $23,505,383, compared to $5,165,257 for the six months ended June 30, 2025, an increase of $18,340,126, or approximately 355.1%. Consolidated gross margin was approximately 68.0% and 42.5% for the three months ended June 30, 2026, and 2025, respectively, and approximately 71.9% and 45.3% for the six months ended June 30, 2026, and 2025, respectively, principally reflecting the change in revenue mix toward the higher-margin Margin Brokerage segment.

Operating Expenses

Total operating expenses were $4,490,349 for the three months ended June 30, 2026, compared to $2,472,243 for the three months ended June 30, 2025, an increase of $2,018,106, or approximately 81.6%. For the six months ended June 30, 2026, total operating expenses were $9,262,607, compared to $4,923,957 for the six months ended June 30, 2025, an increase of $4,338,650, or approximately 88.1%. For the three months ended June 30, 2026, the increase reflects higher general and administrative expense of $4,230,569 (compared to $2,135,030, an increase of $2,095,539, or approximately 98.2%) and higher depreciation expense of $45,695 (compared to $43,276, an increase of $2,419, or approximately 5.6%), partially offset by lower sales and marketing expense of $214,085 (compared to $293,937, a decrease of $79,852, or approximately 27.2%). For the six months ended June 30, 2026, general and administrative expense was $8,551,882 (compared to $4,271,708, an increase of $4,280,174, or approximately 100.2%), sales and marketing expense was $618,387 (compared to $570,141, an increase of $48,246, or approximately 8.5%), and depreciation expense was $92,338 (compared to $82,108, an increase of $10,230, or approximately 12.5%).

The increase in general and administrative expense principally reflects additional compliance, audit, legal, and personnel-related expenses to support the Company’s expanded operating footprint following the AIL acquisition, together with professional fees and other costs incurred in connection with the Company’s contemplated listing of its common stock on a national securities exchange and the related proposed public offering. The increase in sales and marketing expense for the six-month period reflects expanded promotional and marketing activities in support of the Company’s broader brokerage and technology client base, as further described in Note 2.

Operating Income

Operating income was $7,383,880 for the three months ended June 30, 2026, compared to an operating loss of $(166,545) for the three months ended June 30, 2025, representing an improvement of $7,550,425. For the six months ended June 30, 2026, operating income was $14,242,776, compared to operating income of $241,300 for the six months ended June 30, 2025, representing an increase of $14,001,476. The increase in operating income reflects the increase in gross profit described above, partially offset by the increase in total operating expenses described above.

Other Income (Expense), Net

Total other income (expense), net, was net other income of $292,125 for the three months ended June 30, 2026, compared to net other expense of $(258,911) for the three months ended June 30, 2025, an improvement of $551,036. For the six months ended June 30, 2026, total other income (expense), net, was net other income of $306,736, compared to net other expense of $(352,634) for the six months ended June 30, 2025, an improvement of $659,370. For the three months ended June 30, 2026, total other income (expense), net, consisted of other interest income of $72,848 (compared to $10,986 for the comparable prior-year period) and other income of $219,277 (compared to $(269,897) for the comparable prior-year period). For the six months ended June 30, 2026, it consisted of other interest income of $205,296 (compared to $15,469) and other income of $101,440 (compared to $(368,103)). The change principally reflects foreign exchange gains and losses on transactions denominated in currencies other than the functional currency of the applicable subsidiary, interest income on operating cash balances, and other miscellaneous items.

Net Income and Earnings per Share

Net income was $7,676,005 for the three months ended June 30, 2026, compared to a net loss of $(425,456) for the three months ended June 30, 2025, an improvement of $8,101,461. For the six months ended June 30, 2026, net income was $14,549,512, compared to a net loss of $(111,334) for the six months ended June 30, 2025, an improvement of $14,660,846. No provision for income taxes was recorded for any period presented; as described in Note 14, the Company had not received complete income tax information from its foreign subsidiaries as of the date of this Report, and management currently estimates the consolidated provision for the six months ended June 30, 2026, once determined, in the range of approximately $83,000 to $177,000. Investors should not regard the absence of a recorded tax provision as an indication that the Company’s foreign operations bear no income tax. Net income attributable to FDCTech, Inc. stockholders was $7,710,931 for the three months ended June 30, 2026 ($1.82 per share basic and $0.03 per share diluted), compared to a net loss attributable to FDCTech, Inc. stockholders of $(437,923) for the three months ended June 30, 2025 ($(0.10) per share, basic and diluted), and $14,578,197 for the six months ended June 30, 2026 ($3.45 per share basic and $0.06 per share diluted), compared to a net loss of $(145,111) for the six months ended June 30, 2025 ($(0.03) per share, basic and diluted).

Diluted per-share amounts for the 2026 periods reflect the assumed conversion of the 2,371,844 outstanding shares of Series B Convertible Preferred Stock at 100 shares of Common Stock per preferred share, being the most dilutive rate available under the Certificate of Designation. Because the applicable conversion rate had not been fixed as of June 30, 2026, that rate has been used for the periods presented. On July 13, 2026 the Board fixed the conversion rate at 50 shares of Common Stock per preferred share, as described in Note 16.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Overview

As of June 30, 2026, the Company had cash, cash equivalents, and restricted cash of $25,884,495, compared to $17,669,749 as of December 31, 2025, representing an increase of $8,214,746, or approximately 46.5%. Working capital, defined as total current assets less total current liabilities, was $33,063,252 as of June 30, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $15,231,842, or approximately 85.4%. The increase in working capital principally reflects the settlement of $27,265,673 of related party advances payable during the six months ended June 30, 2026, together with the continued generation of operating cash flow, partially offset by an increase in customer funds payable in connection with the expansion of the Company’s brokerage operations.

Cash Flows from Operating Activities

Net cash used in operating activities was $(21,138,011) for the six months ended June 30, 2026, compared to net cash used in operating activities of $(2,819,517) for the six months ended June 30, 2025. Net cash used in operating activities for the six months ended June 30, 2026 principally reflects (i) net income of $14,549,512 for the six months ended June 30, 2026 (compared to a net loss of $(111,334) for the comparable prior-year period), which included non-cash related party income; (ii) an increase in related party receivables of $(36,532,537), presented excluding the non-cash settlement arrangements described in Note 5; (iii) an increase in client funds payable of $1,885,820, reflecting the expansion of the Company’s brokerage operations and customer trading activity at Alchemy International Ltd.; (iv) a decrease in the fair value of trading positions for the firm, net of financial liabilities at fair value, of $1,267,725, reflecting the closing-out of certain trading positions in the ordinary course; (v) an increase in accrued expenses to related parties of $620,497; (vi) a net decrease in trade and tax receivables and income tax payable of $275,609; and (vii) an increase in accounts payable of $191,628; partially offset by (viii) an increase in accrued income of $2,017,206 and a decrease in other current liabilities of $1,301,578.

Cash Flows from Investing Activities

Net cash used in investing activities was $(472,602) for the six months ended June 30, 2026, compared to net cash used in investing activities of $(202,708) for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 principally consisted of (i) capitalized software development costs, net, of $464,777 and (ii) purchases of fixed assets of $8,142, partially offset by (iii) $317 of net investment activity in private entities. Capital expenditure of $73,704 that was previously reported within operating activities as “Fixed assets, net” has been reclassified to investing activities, comprising $65,562 of capitalized software development costs and $8,142 of purchases of fixed assets. The $2,295,047 common-control adjustment to additional paid-in capital previously reported within investing activities has been reclassified to financing activities. The comparable prior-year period has been conformed to this presentation, reclassifying $74,721 of fixed asset purchases from operating activities and $1,529,884 of common-control paid-in capital movements from investing to financing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $35,308,397 for the six months ended June 30, 2026, compared to net cash used in financing activities of $(3,619,920) for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 principally consisted of (i) $32,831,092 of related party advances, presented excluding the non-cash settlement arrangements described in Note 5; (ii) the $2,295,047 common-control adjustment to additional paid-in capital arising from a transaction between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control, of which $2,151,066 is disclosed as a non-cash item; and (iii) net draws of $186,510 on the Company’s lines of credit, partially offset by (iv) net repayments of $4,252 on the Company’s SBA loan.

Net Change in Cash

The Company’s cash, cash equivalents, and restricted cash increased by $8,214,746 during the six months ended June 30, 2026, comprising net cash used in operating activities of $(21,138,011), net cash used in investing activities of $(472,602), net cash provided by financing activities of $35,308,397, the effect of exchange rate changes on cash of $(217,936), a $(7,432) change in the noncontrolling interest share of subsidiary net assets, and the $(5,257,670) non-cash assignment of the Company’s liquidity-provider balance previously included within cash and cash equivalents. Cash, cash equivalents, and restricted cash were $25,884,495 as of June 30, 2026, compared to $17,669,749 as of December 31, 2025.

Long-Term Obligations and Capital Adequacy

As of June 30, 2026, the Company’s principal long-term contractual obligations consisted of (i) the SBA loan in the non-current principal amount of $101,426, which bears interest at a rate of 3.75% per annum and is scheduled to mature thirty (30) years from the date of the underlying promissory note; (ii) the Business acquisition loan of $2,350,000, comprising the $350,000 withheld portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (which is currently the subject of litigation as further described in Note 7) and the $2,000,000 non-interest bearing seller financing obligation owed to Sync Capital Limited, an entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, which obligation matures on September 30, 2026 and is repayable from the proceeds of the Company’s contemplated listing of its common stock on a national securities exchange; (iii) operating lease liabilities (current and non-current) of $482,055 in the aggregate, principally relating to the Company’s office facilities (see Note 8); and (iv) deferred tax liabilities of $191,469 and accrued non-current interest of $39,609.

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

As of June 30, 2026, the Company had cash, cash equivalents, and restricted cash of $25,884,495, working capital of $33,063,252, total stockholders’ equity of $39,310,479, and an accumulated surplus of $17,979,684, compared to cash, cash equivalents, and restricted cash of $17,669,749, working capital of $17,831,410, total stockholders’ equity of $22,691,288, and an accumulated surplus of $3,401,487 as of December 31, 2025. During the six months ended June 30, 2026, the Company generated revenues of $32,687,028 (compared to $11,396,739 for the six months ended June 30, 2025), net income of $14,549,512 (of which $14,578,197 was attributable to the stockholders of FDCTech, Inc. and $(28,685) was attributable to noncontrolling interests, compared to a consolidated net loss of $(111,334) for the six months ended June 30, 2025), and net cash used in operating activities of $(21,138,011) (compared to net cash used in operating activities of $(2,819,517) for the six months ended June 30, 2025).

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

In more detail, we have described significant accounting policies in Note 2 of our annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026. We continually evaluate our critical accounting estimates and judgments, as required by our policies, and update them as necessary based on changing conditions.

JOBS Act Accounting Election

Prior to December 31, 2022, the Company qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as permitted under the JOBS Act, elected to delay the adoption of new or revised financial accounting standards until those standards would otherwise apply to private companies. The Company ceased to qualify as an emerging growth company effective December 31, 2022. Accordingly, the extended transition period for complying with new or revised financial accounting standards is no longer available to the Company, and the Company applies the effective dates applicable to public business entities for all periods presented in this Report.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements as defined in Item 303 of the SEC’s Regulation S-K. We had no relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for applicability and impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker, an amount and description of other segment items, and additional segment information. The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements but expanded segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and information about income taxes paid by jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis; the adoption expanded the Company’s annual income tax disclosures and did not affect its consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40),” which requires public business entities to disclose disaggregated information about specific income statement expense categories. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures.

Other recently issued ASUs not yet adopted by the Company are not expected to have a material impact on the Company’s consolidated financial statements when adopted.

For a complete description of accounting pronouncements recently adopted and issued but not yet adopted, see Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

For a more detailed description of our significant and critical accounting policies, please refer to Note 2 in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, as further described below in connection with the restatement of our previously issued financial statements.

In light of the material weaknesses described below, management performed additional procedures to ensure that the unaudited condensed consolidated financial statements included in this Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management has concluded that, notwithstanding the material weaknesses identified, the unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of this Report and the restatement described in Note 2 (Summary of Significant Accounting Policies — Restatement of Previously Issued Financial Statements) to the unaudited condensed consolidated financial statements, the Company identified the following material weaknesses in its internal control over financial reporting: (i) Consolidation and Intercompany Elimination — the Company did not have effective controls to ensure that intercompany cash positions and one-sided intercompany residual balances were identified and eliminated or appropriately classified in consolidation, resulting in the overstatement of cash and cash equivalents and the misclassification of related party receivable and related party advance balances; (ii) Noncontrolling Interest Attribution — the Company did not have effective controls to ensure that net income (loss) attributable to the noncontrolling interest was attributed and presented on the face of the consolidated statements of operations in accordance with ASC 810-10; (iii) Account Classification and Footing Review — the Company did not have effective controls to ensure that the components of other income (expense) were presented with the correct sign and footed to the reported total; and (iv) Lease Accounting Updates — the Company did not have effective controls to ensure that modifications to the parent company operating lease were timely reflected in rent expense, the right-of-use asset, and the related operating lease liabilities in accordance with ASC 842.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026, due to the material weakness in our internal controls, including inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

This Report does not include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, as the Company is a non-accelerated filer and is therefore not subject to the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2026, in connection with the remediation efforts described above, the Company implemented changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. These changes were directed principally at the Company’s operating subsidiaries and consisted of: (i) the designation of finance personnel at each of Alchemy Markets Ltd. (“AML”), Alchemy Prime Limited (“APL”) and Alchemy International Ltd. (“AIL”) with defined responsibility for the completeness and accuracy of the reporting package submitted to the parent for consolidation; (ii) implementation of a standardized monthly intercompany reconciliation and confirmation process under which each subsidiary agrees its intercompany and related party balances to the corresponding counterparty balance and identifies one-sided or unmatched items for resolution before the consolidation is prepared; (iii) introduction of a standardized subsidiary reporting template incorporating footing, cross-referencing and sign-convention checks over the statement of operations and supporting schedules; (iv) establishment of a preparer-and-reviewer approval hierarchy requiring sign-off at the subsidiary level and a second-level review at the parent level prior to submission for consolidation; and (v) enhanced segregation of duties over the recording and approval of intercompany transfers, related party advances and client money movements at the regulated subsidiaries. Management believes these changes strengthen the checks and balances applied at the subsidiary level; however, as described above, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that they are designed and operating effectively.

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

Pursuant to Item 103 of Regulation S-K, the Company is required to disclose in this Item only those material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, and any such proceeding involving a governmental authority where the monetary sanctions, exclusive of interest and costs, are reasonably expected to exceed $1,000,000, a threshold the Company has elected to apply in lieu of the $300,000 default threshold specified in Item 103(c)(3)(iii) of Regulation S-K. Based on the Company’s assessment, the amounts at issue in the proceedings described in Note 8 do not exceed 10% of the Company’s consolidated current assets, and the Company has determined that the proceedings described therein, individually or in the aggregate, do not currently rise to the level of “material” for purposes of Item 103. Notwithstanding this determination, the Company has elected to provide the more comprehensive descriptions in Note 8 to assist readers in understanding the Company’s litigation posture.

As of June 30, 2026, other than the $350,000 withheld purchase consideration accrued within Business acquisition loan in respect of the AML Litigation as described in Note 7, the Company has not recorded a loss accrual with respect to the matters described in Note 8, as Management has determined that any additional loss is not both probable and reasonably estimable as of that date. Management is unaware of any other material actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the Company, its subsidiaries, or any of their respective assets, other than the matters described in Note 8 and other than ordinary routine litigation incidental to the business.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three and six months ended June 30, 2026, that were not previously reported in a Current Report on Form 8-K. For information regarding the Company’s prior unregistered issuances, refer to Item 5 (Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) and Item 13 (Certain Relationships and Related Transactions) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

Reverse Stock Split and Conversion of Series B Convertible Preferred Stock

On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, effecting a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding shares of Common Stock, with any resulting fractional share rounded up to the nearest whole share for each holder of record. Following announcement by the Financial Industry Regulatory Authority on its Daily List on July 9, 2026, the reverse stock split became effective, and the Company’s Common Stock began trading on a post-split basis at the open of business on July 10, 2026. Because the reverse stock split became effective after June 30, 2026 but before these consolidated financial statements were issued, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, in accordance with ASC 260-10-55-12 and SEC Staff Accounting Bulletin Topic 4C. See Note 1.

On July 13, 2026, the Board of Directors, acting by unanimous written consent, approved the conversion of all 2,371,844 outstanding shares of Series B Convertible Preferred Stock into 118,592,200 shares of Common Stock at a rate of fifty (50) shares of Common Stock for each share of Series B Convertible Preferred Stock. Following the conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding.

The shares of Common Stock issued upon conversion were issued to eight holders in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and are restricted securities. The conversion occurred after the end of the period covered by this Quarterly Report and is described in Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. These matters are also reported in the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2026.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

FDCTECH, INC.

Date: August 17, 2026	/s/ Mitchell M. Eaglstein
Mitchell M. Eaglstein, President and CEO (Principal Executive Officer)

Date: August 17, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

