Form 10-Q
period 2026-09-30
FDCTECH, INC.
filed 2026-11-13
CIK 1722731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56338

FDCTECH, INC.

(Exact name of the small business issuer as specified in its charter)

Delaware	81-1265459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ground Floor, 10A Eleftheriou Venizelou Street

3035 Limassol, Cyprus

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding on November 13, 2026, was 125,348,068.

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

3

PART I.

Item 1.	Financial Statements.

FDCTECH, INC.

FDCTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited; Restated)

Assets
Current assets:
Cash and cash equivalents	$21,415,387	$11,855,861
Restricted cash (client funds, segregated)	11,729,042	5,813,888
Accounts receivable, net of allowance for doubtful accounts of $209,357 and $22,382, respectively	264,372	188,415
Prepaid – current	334,245	353,089
Related party receivable	6,492,563	40,090,051
Total Current assets	40,235,609	58,301,304
Fixed assets, net	175,755	199,058
Other Non-Current Assets
Prepaid – non-current	200,958	244,008
Capitalized software, net	1,760,022	1,480,246
Investment through subsidiary	35,885	36,062
Accrued income	5,010,848	279,889
Acquired intangible assets	4,457,595	1,326,062
Tax receivable	492,087	190,346
Trade receivable	88,986	-
Fair value of trading positions for the firm, profit	89,168	1,183,873
Right of use (lease)	673,254	811,038
Total assets	$53,220,167	$64,051,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$537,528	$166,212
Line of credit	245,617	111,352
Promissory notes, net of unamortized discount (Note 7)	425,545	-
Accrued expenses, related party	1,040,112	532,287
Business acquisition loan	350,000	2,350,000
Related party advances	1,939,946	29,197,470
Client funds payable	11,729,042	5,813,888
Operating lease liability, current	106,969	165,692
Other current liabilities	1,697,778	2,132,993
Financial liability at fair value through profit and loss	85,856	-
Income tax payable	128,031	-
Total Current liabilities	18,286,424	40,469,894
Deferred tax liabilities	156,525	377,975
SBA loan – non-current	99,299	105,678
Operating lease liability – non-current	283,437	364,655
Accrued interest – non-current	109,502	42,396
Total liabilities	18,935,187	41,360,598
Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Series A Preferred stock, par value $0.0001, 10,000,000 shares authorized, 4,500,000 and 4,500,000 issued and outstanding, as of September 30, 2026 and December 31, 2025	450	450
Series B Preferred stock, par value $0.0001, 3,000,000 shares authorized, 0 and 2,371,844 issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively (all Series B Preferred stock converted to common stock on July 13, 2026)	-	237
Common stock, par value $0.0001, 750,000,000 and 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 125,323,068 and 4,230,868 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively	12,532	423
Additional paid-in capital, Common Series A, Series B	22,532,234	26,959,111
Subscription receivable	-	(8,000,000)
Accumulated other comprehensive income	73,872	296,257
Accumulated surplus (deficit)	11,658,387	3,401,487
Total FDCTech, Inc. stockholders’ equity	34,277,475	22,657,965
Noncontrolling interest	7,505	33,323
Total Stockholders’ Equity	34,284,980	22,691,288
Total liabilities and stockholders’ equity	$53,220,167	$64,051,886

See accompanying notes to the financial statements.

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Restated, Unaudited)	(Unaudited)	(Restated, Unaudited)
Revenues
Technology & software	$925,656	$1,361,636	$3,524,259	$3,353,598
Wealth management	1,759,384	1,788,079	5,139,340	4,976,601
Brokerage (Trading)	986,735	2,722,657	27,261,143	8,938,912
Total revenue	3,671,775	5,872,372	35,924,742	17,269,111
Cost of sales
Technology & software	-	-	115,610	-
Wealth management	1,582,285	1,576,991	4,672,338	4,410,589
Brokerage (Trading)	4,474,097	60,237	10,016,018	3,458,121
Total cost of sales	6,056,382	1,637,228	14,803,966	7,868,710
Gross Profit	(2,384,607)	4,235,144	21,120,776	9,400,401
Operating expenses:
General and administrative	3,955,799	3,234,153	12,507,681	7,505,861
Sales and marketing	102,376	317,379	720,763	887,520
Depreciation	19,920	44,992	112,258	127,100
Total operating expenses	4,078,095	3,596,524	13,340,702	8,520,481
Operating income (loss)	(6,462,702)	638,620	7,780,074	879,920
Other income (expense):
Other interest income (expense)	64,353	(172,107)	269,649	(156,638)
Other income (expense)	98,674	268,739	200,114	(99,364)
Total other income (expense)	163,027	96,632	469,763	(256,002)
Income (loss) before provision for income taxes	(6,299,675)	735,252	8,249,837	623,918
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(6,299,675)	735,252	8,249,837	623,918
Less: Net income (loss) attributable to noncontrolling interest	21,620	79,765	(7,065)	113,542
Net income attributable to FDCTech’s shareholders	(6,321,295)	655,487	8,256,902	510,376
Net income (loss) per common share, basic	(0.06)	0.15	0.21	0.12
Net income (loss) per common share, diluted	(0.06)	0.15	0.07	0.12
Weighted average number of common shares outstanding, basic	106,978,518	4,230,868	38,856,450	4,230,868
Weighted average number of common shares outstanding, diluted	106,978,518	4,230,868	122,696,357	4,230,868
Other comprehensive income (loss):
Change in foreign currency translation	(4,449)	(240,851)	(222,385)	96,584
Total other comprehensive income (loss)	(4,449)	(240,851)	(222,385)	96,584
Total comprehensive income (loss)	(6,304,124)	494,401	8,027,452	720,502
Comprehensive income (loss) attributable to noncontrolling interests	10,299	44,289	(25,818)	69,077
Comprehensive income (loss) attributable to FDCTech stockholders	(6,314,423)	450,112	8,053,270	651,425

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Subscription	Noncontrolling	Accumulated Surplus	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Receivable	Interest	(Deficit)	Equity
Three months ended September 30, 2025 (Restated)
Balance, June 30, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$18,501,488	$264,654	$(8,000,000)	$41,608	$(2,541,213)	$8,267,647
Three months ended September 30, 2025 (Restated)
Change in APIC due to common control	-	-	-	-	(250,169)	-	-	-	-	(250,169)
FX gain (loss)	-	-	-	-	-	(240,851)	-		-	(240,851)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	79,765	-	79,765
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(35,476)	-	(35,476)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-		655,487	655,487
Balance, September 30, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$18,251,319	$23,803	$(8,000,000)	$85,897	$(1,885,726)	$8,476,403
Three months ended September 30, 2026
Balance, June 30, 2026	6,871,844	$687	4,230,868	$423	$29,254,158	$78,321	$(8,000,000)	$(2,794)	$17,979,684	$39,310,479
Three months ended September 30, 2026
Conversion of Series B Preferred stock into common stock	(2,371,844)	(237)	118,592,200	11,859	(11,622)	-	-	-	-	-
Common stock issued for consulting services	-	-	2,500,000	250	914,750	-	-	-	-	915,000
Stock subscription receivable settled	-	-	-	-	-	-	8,000,000	-	-	8,000,000
Change in APIC due to common control	-	-	-	-	(7,625,052)	-	-	-	-	(7,625,052)
FX gain (loss)	-	-	-	-	-	(4,449)	-		-	(4,449)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	21,620	-	21,620
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(11,321)	-	(11,321)
Rounding	-	-	-	-	-	-	-	-	(2)	(2)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	(6,321,295)	(6,321,295)
Balance, September 30, 2026	4,500,000	$450	125,323,068	$12,532	$22,532,234	$73,872	$-	$7,505	$11,658,387	$34,284,980

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated other comprehensive income	Subscription	Noncontrolling	Accumulated Surplus	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Receivable	Interest	(Deficit)	Equity
Nine months ended September 30, 2025 (Restated)
Balance, December 31, 2024 (Restated)	6,861,844	$686	3,910,868	$391	$16,922,337	$(72,781)	$(8,000,000)	$16,820	$(2,396,102)	$6,471,351
Nine months ended September 30, 2025
Common stock issued for services	-	-	320,000	32	35,168	-	-		-	35,200
Series B issuances at $1.41 per share	10,000	1	-	-	14,099	-	-		-	14,100
Change in APIC due to common control	-	-	-	-	1,279,715	-	-	-	-	1,279,715
FX gain (loss)	-	-	-	-	-	96,584	-		-	96,584
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	113,542	-	113,542
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(44,465)	-	(44,465)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	510,376	510,376
Balance, September 30, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$18,251,319	$23,803	$(8,000,000)	$85,897	$(1,885,726)	$8,476,403
Nine months ended September 30, 2026
Balance, December 31, 2025 (Restated)	6,871,844	$687	4,230,868	$423	$26,959,111	$296,257	$(8,000,000)	$33,323	$3,401,487	$22,691,288
Nine months ended September 30, 2026
Conversion of Series B Preferred stock into common stock	(2,371,844)	(237)	118,592,200	11,859	(11,622)	-	-	-	-	-
Common stock issued for consulting services	-	-	2,500,000	250	914,750	-	-	-	-	915,000
Stock subscription receivable settled	-	-	-	-	-	-	8,000,000	-	-	8,000,000
Change in APIC due to common control	-	-	-	-	(5,330,005)	-	-	-	-	(5,330,005)
FX gain (loss)	-	-	-	-	-	(222,385)	-		-	(222,385)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	(7,065)	-	(7,065)
Foreign currency translation — noncontrolling interest	-	-	-	-	-	-	-	(18,753)	-	(18,753)
Rounding	-	-	-	-	-	-	-	-	(2)	(2)
Net income (loss) attributable to FDCTech shareholders	-	-	-	-	-	-	-	-	8,256,902	8,256,902
Balance, September 30, 2026	4,500,000	$450	125,323,068	$12,532	$22,532,234	$73,872	$-	$7,505	$11,658,387	$34,284,980

See accompanying notes to the financial statements

FDCTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited; Restated)
Net income (loss)	$8,249,837	$623,918
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,258	127,100
Common stock issued for services	915,000	35,200
Series B Preferred issued for services	-	14,100
Amortization of debt discount — promissory notes	19,200	-
Accounts receivable allowance	186,975	22,382
Acquired intangible assets	33,757	(46,280)
Change in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(262,932)	(303,254)
Prepaid – current and non-current	61,894	(339,637)
Related party receivable	(23,803,179)	(4,042,260)
Accounts payable	371,316	91,605
Other current liabilities	(435,215)	(4,348,074)
Accrued interest – non-current	(1,549)	(25,114)
Client funds payable	5,915,154	5,924,533
Fair value of trading positions, net of financial liability at fair value	1,180,561	(588,221)
Operating lease liabilities, current and non-current	(139,941)	(134,477)
Deferred tax liabilities	(221,450)	44,557
Trade and Tax receivable and income tax payable	(173,710)	(22,439)
Trade receivables	(88,986)	-
Accrued income	(4,730,959)	(685,715)
Right of use (lease)	137,784	123,703
Accrued expenses, related party	507,825	12,500
Net cash provided by (used in) operating activities	$(12,166,360)	$(3,515,873)
Investing Activities:
Capitalized software, net	(367,154)	(224,177)
Purchases of fixed assets	(1,577)	(135,791)
Investment in private entities	177	-
Net cash provided by (used in) investing activities	$(368,554)	$(359,968)
Financing Activities:
Borrowing from (payments to) line of credit	134,265	64,037
Proceeds from promissory notes, net of original issue discount and fees	475,000	-
Net payments on SBA and PPP loans	(6,379)	(12,040)
Related party advances	32,839,241	(5,270,225)
Stock subscription receivable collected in cash and capital contributions / common-control adjustments to paid-in capital, net	66,277	1,279,715
Net cash provided by (used in) financing activities	$33,508,404	$(3,938,513)
Effect of exchange rates on cash	(222,387)	96,584
Change in noncontrolling interest share of subsidiary net assets	(18,753)	(44,465)
Non-cash assignment of liquidity-provider balance included within cash and cash equivalents	(5,257,670)	-
Net increase (decrease) in cash	15,474,680	(7,762,235)
Cash and cash equivalents, and restricted cash at beginning of the period	17,669,749	25,376,957
Cash and cash equivalents, and restricted cash at end of the period	$33,144,429	$17,614,722
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common-control combination — Alchemy Markets (Cayman) Ltd.:
Consideration paid directly by principal shareholder on behalf of the Company	$581,266	$-
Less: carryover book value of net assets acquired	(143,981)	-
Deemed distribution to principal shareholder	437,285	-
Common-control adjustment to APIC, net of subscription-settlement capital	(2,273,247)	1,279,715
Excess consideration allocated to acquired intangible assets on consolidation of ADS	1,292,305	-
Supplemental non-cash disclosures:
Cash and cash equivalents acquired in the common-control combination	80,086	-
Noncontrolling interest movements recognized directly in equity	(25,818)	(44,465)
Conversion of 2,371,844 shares of Series B Preferred stock into 118,592,200 shares of common stock	3,344,300	-
Stock subscription receivable settled on a non-cash basis under the Settlement Agreement (Note 9)	5,660,476	-
Reclassification of receivable from Iconic Advisors and Consulting Limited to acquired intangible assets under the IP Purchase Agreement (Note 5)	3,165,290	-

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

The Company was founded in January 2016 as a back-office technology solution provider to the OTC brokerage and financial services industries and has transformed into a comprehensive, end-to-end trading platform offering foreign exchange (“FX”), contracts for difference (“CFDs”), equities, bonds, and wealth management services. The Company follows a strategic growth model centered on acquiring, integrating, and scaling legacy financial services firms, and through its acquisitions has expanded its global footprint in wealth management, brokerage, and financial advisory services. These acquisitions and formations include AD Advisory Services Pty Ltd. (2021), Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (2022–2023), Alchemy Prime Limited (2023), Alchemytech Ltd., now T.I.C.G. Integrated Solutions Ltd. (2024), Alchemy International Ltd. (2025), XOALA (formerly Xoala Asia) (2025), and Alchemy Markets (Cayman) Ltd. (2026), collectively expanding the Company’s operational footprint across Australia, Malta, the United Kingdom, Cyprus, Seychelles, Mauritius, and the Cayman Islands.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2026. All intercompany balances and transactions have been eliminated in consolidation.

Corporate Structure and Subsidiaries

FDCTech, Inc. serves as the parent holding company. The following table presents the Company’s consolidated subsidiaries as of September 30, 2026:

Subsidiary	Ownership	Jurisdiction	Primary Business	Markets Served	Technology
AD Advisory Services Ltd. (ADS)	51.00%	Australia	Wealth Management	Australia	Third-party software
Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (Crestmark or AML)	100.00%	Malta	FX, CFDs, Stocks, Bonds	Europe (excl. UK)	Condor Trading & Third-party
Alchemy Prime Ltd. (APL)	100.00%	United Kingdom	FX, CFDs	United Kingdom	Condor Trading & Third-party
T.I.C.G. Integrated Solutions Ltd. (ATECH)	100.00%	Cyprus	Technology Services	Europe	Condor Trading
Alchemy International Ltd. (AIL)	99.90%	Seychelles	FX, CFDs	Asia	Condor Trading & Third-party
XOALA (formerly Xoala Asia) (XOA)	100.00%	Mauritius	Payment Intermediary Services	Asia	Third-party
Prime Intermarket Group Eurasia (PIG)	100.00%	Mauritius	FX, CFDs	Asia	Condor Trading & Third-party
Alchemy Markets (Cayman) Ltd. (AML Cayman)	100.00%	Cayman Islands	Securities Investment Business (Broker/Dealer)	International	Condor Trading & Third-party
Xoala AP Cyprus Ltd. (XOA, Cyprus)	100.00%	Cyprus	Intra-group Treasury and Payment Processing	Europe	Third-party

The Company consolidates all subsidiaries in which it holds a controlling financial interest. AD Advisory Services Ltd. (ADS) is consolidated as a majority-owned subsidiary (51.00% ownership), with the remaining 49.00% recognized as a noncontrolling interest in the consolidated balance sheet and statements of operations. Alchemy International Ltd. (AIL) is consolidated at 99.90% ownership, with the remaining 0.10% recognized as a noncontrolling interest. All other subsidiaries are wholly owned (100%) and fully consolidated. Xoala AP Cyprus Ltd. is held 100% through XOALA.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Nature of Operations

The Company operates through four complementary business segments, as follows:

(a) Margin Brokerage

Through Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (Malta, regulated by the Malta Financial Services Authority (“MFSA”)), Alchemy Prime Limited (United Kingdom, regulated by the Financial Conduct Authority (“FCA”)), and Alchemy International Ltd. (Seychelles, regulated by the Financial Services Authority (“FSA”)), the Company provides multi-asset online trading services—including foreign exchange (“FX”), contracts for difference (“CFDs”), equities, commodities, and digital assets—to retail and institutional clients globally.

(b) Wealth Management

Through AD Advisory Services Pty Ltd. (Australia, regulated by the Australian Securities and Investments Commission (“ASIC”)), the Company operates a wealth management business with 26 financial advisors collectively managing and advising on approximately $770 million in funds under advice as of September 30, 2026. This segment provides licensing solutions and financial planning services to independent financial advisors operating under the Company’s Australian Financial Services license.

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

(d) Payment Intermediary Services

Through XOALA (formerly Xoala Asia) (Mauritius, licensed by the Financial Services Commission (“FSC”)), the Company is developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement its brokerage and wealth management operations. As of September 30, 2026, this segment remains in the development stages and has not yet generated material revenue.

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

Fiscal Year

The Company’s fiscal year ends on December 31. The consolidated financial statements presented herein are as of and for the three and nine months ended September 30, 2026.

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

In accordance with ASC 260-10-55-12 and SEC Staff Accounting Bulletin Topic 4C, because the reverse stock split became effective on July 10, 2026, during the three months ended September 30, 2026, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented. The retroactive adjustment reduced the number of shares of Common Stock issued and outstanding at December 31, 2025, from 423,084,729 to 4,230,868, after rounding fractional shares up to the nearest whole share for each holder of record, reduced the par value of Common Stock from $42,308 to $423 with the difference of $41,885 reclassified to additional paid-in capital, and correspondingly adjusted weighted average shares outstanding and earnings per share for each period presented. The reverse stock split had no effect on total stockholders’ equity, total assets, total liabilities, net income (loss), or cash flows for any period presented.

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

Establishment of Xoala Asia

On November 6, 2025, Xoala Asia was granted a Payment Intermediary Services license by the Financial Services Commission of Mauritius (license no. GB25204956). Management is in the process of implementing the compliance, technology, and operating framework required by the FSC (including AML/CFT, safeguarding of client funds where applicable, operational resilience, data protection, and reporting). There has been no activity in Xoala Asia for the three and nine months ended September 30, 2026.

Establishment of Prime Intermarket Group Eurasia

Effective January 1, 2026, we commenced start-up work under Prime Intermarket Group Eurasia (FXPIG), a Mauritius-based private limited company under Section 24 of the Companies Act. The company was originally established in May 2025, with no operations.

Name Change of Alchemytech Ltd.

In June 2026, Alchemytech Ltd. changed its name to T.I.C.G. Integrated Solutions Ltd. (“ATECH” or “TICG”). The name change did not affect the Company’s ownership of, or the nature of the services provided by, that subsidiary.

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

Acquisition of Alchemy Markets (Cayman) Ltd.

On May 1, 2026, the Company entered into a Share Purchase Agreement with Mr. Raymond Yip, who held the shares subject to the direction of Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, to acquire all 100 issued and outstanding shares of Alchemy Markets (Cayman) Ltd. (“AML Cayman”), a Cayman Islands company incorporated on November 7, 2017, and licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) under License No. 1612590 to conduct securities investment business. AML Cayman holds a Broker/Dealer license, which authorizes it to buy, sell, subscribe for, or underwrite securities.

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

Because AML Cayman was under the control of Mr. Kundnani both before and after the transfer, the transaction is a transfer of an entity under common control and has been accounted for in accordance with ASC 805-50, Business Combinations — Related Issues. The assets and liabilities of AML Cayman have accordingly been recorded at the transferor’s historical carrying values, applied prospectively from the date of transfer, consistent with the Company’s treatment of its other transfers of entities under common control described in Note 2. No goodwill or intangible asset was recognized in connection with the transfer, and no fair value measurement of the assets acquired or liabilities assumed was performed. AML Cayman conducted no material operations during the period, and its results of operations for the nine months ended September 30, 2026, have been included in the consolidated statements of operations; the amounts attributable to the period prior to the transfer are not material to the Company’s consolidated results of operations for any period presented.

Consideration for the acquisition was $250,000. The consideration was paid directly to the seller by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, on the Company’s behalf, and was initially recorded as a capital contribution to additional paid-in capital. Under the Settlement Agreement described in Note 9, effective September 30, 2026, the $250,000 was redesignated as a payment applied against the stock subscription receivable due from Mr. Kundnani, with a corresponding reversal of the capital contribution. The Company made no cash payment in respect of the acquisition, and accordingly the acquisition is reflected as a non-cash transaction and is not presented within investing activities in the condensed consolidated statement of cash flows. The seller has been settled in full.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

AML Cayman is licensed to conduct securities investment business and, in the period from the acquisition date through September 30, 2026, did not conduct material brokerage operations. For the nine months ended September 30, 2026, AML Cayman contributed revenue of $149,769, general and administrative expenses of $107,846, and net income of $41,195, representing approximately 0.4% of consolidated total revenue, 0.9% of consolidated general and administrative expenses, and 0.5% of consolidated net income, respectively.

Name Changes of Alchemy Markets Ltd. and Xoala Asia

On June 1, 2026, the Malta Financial Services Authority (“MFSA”) confirmed its no objection to a change in the name of the Company’s wholly owned Maltese subsidiary, Alchemy Markets Ltd. (C 56519) (“AML”), to “Crestmark Trading Ltd.” On August 24, 2026, the Malta Business Registry issued an altered certificate of registration under Article 80 of the Companies Act, 1995 reflecting the new name, effective that date. The name change does not affect AML’s ownership, governance, capital position, or regulated activities, and has no effect on the Company’s consolidated financial statements. The subsidiary is referred to as “Crestmark” or “AML” in this Report. Separately, on August 26, 2026, the Registrar of Companies of Mauritius certified that Xoala Asia had changed its name to “XOALA”; the name change has no effect on its ownership, governance, capital position, or licensed activities.

Recent Corporate Actions

On September 4, 2025, our Board of Directors unanimously approved, and we obtained the written consent of holders of a majority of our voting power for, corporate actions to (i) amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 15,000,000; and (ii) authorize our Board of Directors, in its discretion, to amend our Certificate of Incorporation not later than June 30, 2026, to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. The increase in authorized shares of common stock was effected by the Certificate of Amendment filed with the Secretary of State of the State of Delaware on June 29, 2026, which also effected the reverse stock split, and the increase in authorized shares of preferred stock from 10,000,000 to 15,000,000 was effected by a Certificate of Amendment filed on August 17, 2026. Following these amendments, the Company is authorized to issue 765,000,000 shares of capital stock, consisting of 750,000,000 shares of common stock and 15,000,000 shares of preferred stock.

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

Conversion of Series B Convertible Preferred Stock

On July 13, 2026, the Board of Directors, acting by unanimous written consent, approved and the Company effected the conversion of all 2,371,844 outstanding shares of Series B Convertible Preferred Stock into 118,592,200 shares of Common Stock at a conversion rate of fifty (50) shares of Common Stock for each one (1) share of Series B Convertible Preferred Stock. The reverse stock split constituted a Rate Determination Event under the Series B Certificate of Designation, as amended, pursuant to which the Board determined and fixed the conversion rate. Following the conversion, no shares of Series B Convertible Preferred Stock remain outstanding. The conversion was recorded as a non-cash reclassification of $3,344,300 from Series B Preferred stock and the related additional paid-in capital to common stock and additional paid-in capital, with no effect on total stockholders’ equity. See Note 9.

August 2026 Charter and Certificate of Designation Amendments

On August 17, 2026, the Company filed with the Secretary of State of the State of Delaware (i) a Certificate of Amendment of its Certificate of Incorporation increasing the number of authorized shares of preferred stock from 10,000,000 to 15,000,000, (ii) a Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock, which increased the number of shares designated as Series A Preferred Stock from 4,000,000 to 10,000,000, confirmed that each share is entitled to fifty (50) non-cumulative votes per share not adjusted for the reverse stock split, and eliminated all conversion and exchange rights, and (iii) a Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock, which, among other things, provides that upon a Rate Determination Event the Board may fix the conversion rate within a range of not more than 100 and not less than 10 shares of Common Stock per share and ratified the conversion rate of 50 shares fixed effective July 13, 2026. See Note 9.

Common Stock Issued for Consulting Services

On August 27, 2026, and August 28, 2026, the Company issued 1,500,000 and 1,000,000 restricted shares of Common Stock, respectively, to two consultants in consideration of consulting services. The 2,500,000 shares were valued at an aggregate of $915,000 based on the closing price of the Common Stock on the respective issuance dates, which was recognized in general and administrative expenses during the three months ended September 30, 2026. See Note 9.

Vanquish Funding Group Promissory Notes

On August 20, 2026, and September 15, 2026, the Company entered into Securities Purchase Agreements with Vanquish Funding Group Inc. (“Vanquish”) and issued promissory notes in the aggregate principal amounts of $329,940 and $242,190, respectively, which include original issue discount, for aggregate cash purchase prices of $475,000. The notes bear a one-time interest charge of 12% of principal, are payable in installments through June 30, 2027, and are convertible into Common Stock only following an event of default. The notes are described in Note 7.

Share Purchase Agreement for the Acquisition of The Millionaire’s Club Ltd

On August 7, 2026, the Company entered into a Share Purchase Agreement with TMC Holdings Ltd to acquire 100% of the issued and outstanding share capital of The Millionaire’s Club Ltd, a Malta company holding Type 1, Type 2 and Type 3 business-to-consumer gaming licenses issued by the Malta Gaming Authority (the “MGA”), for a purchase price of €150,000, consisting of a non-refundable deposit of €85,000 paid to an escrow agent in connection with the execution of the letter of intent and a non-refundable balance of €65,000 payable to the escrow agent at closing. As a condition precedent to closing, the Seller and its ultimate beneficial owner are required to deliver irrevocable waiver declarations extinguishing shareholder liabilities of the acquired company aggregating €821,098. Closing is deemed to occur upon submission of the executed share transfer documentation to the Malta Business Registry, and the Company is responsible for obtaining the MGA’s approval of the change of ownership following closing. As of September 30, 2026, closing had not occurred, and no assets or liabilities of The Millionaire’s Club Ltd have been recognized in the consolidated financial statements; the deposit paid, amounting to $173,610, is included in tax and other receivables on the consolidated balance sheet.

Term Sheet for the Acquisition of Larstal Limited

On August 3, 2026, the Company entered into a non-binding term sheet to acquire the entire issued share capital of Larstal Limited, a United Kingdom company authorized by the Financial Conduct Authority, and its Danish subsidiary, for aggregate consideration of $2,350,000. Amounts paid under the term sheet become non-refundable as paid, other than in limited circumstances. As of September 30, 2026, the Company had paid deposits of $234,976 under the term sheet, which are included in tax and other receivables on the consolidated balance sheet. On October 6, 2026, the Company entered into definitive share purchase agreements for the acquisition of Larstal Limited and Larstal Denmark ApS; see Note 16. Completion is subject to change-of-control approvals in the United Kingdom and Denmark, and there can be no assurance that the acquisition will be completed.

Conditional Appointment of Directors

On September 18, 2026, the Board of Directors approved an increase in the size of the Board from four to six directors and appointed Jeff M. Pies and Dena Lauren Decker to fill the resulting vacancies. The increase in Board size and each appointment are conditional and will become effective only on the date on which the Company’s common stock is approved for listing on The Nasdaq Stock Market LLC or the New York Stock Exchange and all conditions to such approval, other than the commencement of trading, have been satisfied. If that date does not occur on or before September 18, 2028, the appointments will lapse. On September 18, 2026, the Company entered into a Board of Directors Agreement with each director designee providing, from the effective date, for an annual cash fee of $35,000, an additional annual fee of $15,000 for each standing committee chaired, a one-time award of $7,500 upon obtaining a recognized directorship certification and $2,500 per year while maintained, and reimbursement of expenses, together with customary indemnification agreements. Under related side letters, the Company agreed to bind conforming directors’ and officers’ liability insurance by October 18, 2026, failing which a director designee may terminate his or her agreement (see Note 16). No compensation expense was recognized under these agreements during the three months ended September 30, 2026, as the appointments had not become effective.

Nasdaq Listing Application

In September 2026, the Company submitted an application to list its common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and the related corporate governance certification. The application remains under review by Nasdaq. Approval of the application is subject to the Company satisfying all applicable initial listing requirements, including minimum stockholders’ equity, market value of unrestricted publicly held shares, minimum bid price, and corporate governance standards, and there can be no assurance that the Company’s common stock will be approved for listing or as to the timing of any such approval. Until any such listing becomes effective, the Company’s common stock will continue to be quoted on the OTC Markets under the symbol FDCT.

Relocation of Principal Executive Offices

Effective September 9, 2026, the Company relocated its principal executive offices from 200 Spectrum Center Drive, Suite 300, Irvine, California 92618 to Ground Floor, 10A Eleftheriou Venizelou Street, 3035 Limassol, Cyprus, in order to place senior management in closer geographic proximity to the Company’s principal operating subsidiaries and their regulators. The Company remains incorporated in Delaware and continues to maintain a registered office and registered agent in Delaware; the relocation does not change its state of incorporation, its status as a domestic issuer, or its reporting obligations, and is not expected to have a material effect on its results of operations or financial condition.

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

As of September 30, 2026, the Company had 125,323,068 shares of Common Stock and 4,500,000 shares of Series A Preferred Stock issued and outstanding, and no shares of Series B Preferred Stock outstanding following the conversion of all 2,371,844 outstanding shares of Series B Preferred Stock into 118,592,200 shares of Common Stock on July 13, 2026. Holders of Series A Preferred Stock are entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action and have no right to convert into the Company’s common stock. The Series B Preferred Stock is non-dilutive and is not subject to stock splits or any other adjustments to the Company’s common stock. Prior to its conversion, each share of Series B Preferred Stock was convertible into shares of the Company’s common stock at a conversion rate fixed by the Board of Directors, within a range of not more than 100 and not less than 10 shares, upon a Rate Determination Event; the Board fixed the rate at 50 shares of common stock per share of Series B Preferred Stock effective July 13, 2026. Series B Preferred Stock is entitled to one (1) vote per share on all matters presented to stockholders for action.

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

The Company provides trading technology, software development, and related support services to its subsidiary Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (“Crestmark”) under an intercompany services arrangement. Technology and service fees charged by the Company to Crestmark totaled $214,506 and $648,567 for the three and nine months ended September 30, 2026, respectively, and have been eliminated in consolidation against the corresponding trading technology expense recorded by Crestmark within brokerage cost of sales. These eliminations reduce consolidated revenue and cost of sales by equal amounts and have no effect on consolidated gross profit, net income (loss), earnings (loss) per share, cash flows, or stockholders’ equity. In total, intercompany revenue and the corresponding expense of $1,000,981 and $3,173,066 were eliminated for the three and nine months ended September 30, 2026, respectively, consisting of technology and service fees between the Company and Crestmark, and introducing-broker rebates and commissions and swaps on coverage accounts between Crestmark and Alchemy International Ltd.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its unaudited condensed consolidated financial statements for the three months ended March 31, 2026 (originally filed on Form 10-Q on May 15, 2026, and restated by Amendment No. 1 on Form 10-Q/A filed June 8, 2026), management of the Company identified errors in those financial statements. As previously disclosed in a Current Report on Form 8-K filed under Item 4.02 on June 8, 2026, the Board of Directors, after consultation with management and LAO Professionals (“LAO”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, should no longer be relied upon. The Company has restated the accompanying condensed consolidated financial statements in accordance with ASC Topic 250, “Accounting Changes and Error Corrections.” The restatement reflects the following adjustments:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For US financial institutions, the balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2026. However, as of December 31, 2025, the majority of the cash balance was held with non-FDIC financial institutions in Malta, the UK, and other countries. As of September 30, 2026, and December 31, 2025, the Company had $33,144,429 and $17,669,749 in total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions.

Restricted Cash — Client Funds Segregated

The Company’s regulated brokerage subsidiaries — Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (Malta, MFSA-licensed), Alchemy Prime Limited (United Kingdom, FCA-licensed), and Alchemy International Ltd. (Seychelles, FSA-licensed) — hold cash on behalf of clients in segregated bank accounts in accordance with the client-money rules of their respective regulators. These segregated client funds are not available for general corporate use and are matched by a corresponding liability presented as “Client funds payable” on the consolidated balance sheets. In accordance with ASC 230-10-50-8 and SEC Staff Accounting Bulletin Topic 11.M, these balances are classified as restricted cash and presented as a separate line item on the consolidated balance sheets under the caption “Restricted cash (client funds, segregated).”

Segregated client funds are held in designated client bank and payment-service-provider accounts and as margin in accounts at liquidity providers used to hedge client positions. Because client-money liabilities are measured at clients’ marked-to-market account equity and a portion of client money is placed with liquidity providers, the balance in segregated bank accounts at any date is not expected to equal the related liability; each subsidiary reconciles client-money resources to its client-money requirement in accordance with the rules of its regulator. Of total client-money resources of $13,050,103 at September 30, 2026, $6,561,247 was held in client-designated bank and PSP accounts and $6,488,856 as margin at third-party liquidity providers, against a client-money requirement of $11,729,042; the $1,321,061 excess represents the Company’s own buffer funds held alongside client money and is not client money. Client-money liabilities are measured at net client account equity, determined account by account; an account in debit is presented gross as a receivable under ASC 210-20-45-1 and is not offset against the balances of clients in credit.

The following table reconciles the components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$21,415,387	$11,855,861
Restricted cash (client funds, segregated)	11,729,042	5,813,888
Total cash, cash equivalents, and restricted cash	$33,144,429	$17,669,749

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

As of September 30, 2026, and December 31, 2025, accounts receivable were $264,372 and $188,415, respectively, net of an allowance for doubtful accounts of $209,357 and $22,382, respectively. A provision for doubtful accounts of $186,975 was recorded during the three and nine months ended September 30, 2026, compared to $22,382 during the nine months ended September 30, 2025, and management believes the allowance is adequate to cover expected credit losses as of September 30, 2026.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $102,376 and $317,379 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ended September 30, 2026, and 2025, respectively, and $720,763 and $887,520 for the nine months ended September 30, 2026, and 2025, respectively. Sales and marketing costs primarily consisted of travel costs for tradeshows and customer meetings, online marketing on industry websites, press releases, and public relations activities. Sales and marketing expense decreased for both the three and nine months ended September 30, 2026, reflecting a shift toward lower-cost digital channels and reduced tradeshow and travel activity supporting the Company’s broader brokerage and technology client base.

Sales, marketing, and advertising expenses represented approximately 2.79% and 5.40% of revenues for the three months ended September 30, 2026, and 2025, respectively, and approximately 2.01% and 5.14% of revenues for the nine months ended September 30, 2026, and 2025, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash balances at multiple financial institutions, both domestic and foreign. For balances held at U.S. financial institutions, such balances did not exceed Federal Deposit Insurance Corporation (“FDIC”) limits as of September 30, 2026. As of September 30, 2026, and December 31, 2025, the majority of the Company’s cash was held with non-FDIC financial institutions located in Malta, the United Kingdom, and other foreign jurisdictions. As of September 30, 2026, and December 31, 2025, the Company had $33,144,429 and $17,669,749 of total cash, cash equivalents, and restricted cash (client funds segregated) held at financial institutions.

Revenues

For the three months ended September 30, 2026, and 2025, the Company generated $3,671,775 and $5,872,372 in revenues, respectively, representing a decrease of approximately 37.5% from the prior-year period. For the nine months ended September 30, 2026, and 2025, the Company generated $35,924,742 and $17,269,111 in revenues, respectively, representing an increase of approximately 108.0% over the prior-year period. The Company’s revenues are derived from four operating segments: Margin Brokerage, Wealth Management, Technology and Software Development, and Payment Intermediary Services. The Payment Intermediary Services segment is in the start-up phase and did not generate revenues during the three and nine months ended September 30, 2026, or 2025. The increase in revenues during the nine months ended September 30, 2026, was primarily attributable to trading revenues generated by AIL during the first half of the year, while the decrease during the three months ended September 30, 2026, was primarily attributable to lower brokerage revenues.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain; therefore, we cannot capitalize on R and D expenditures. The GAAP accounting standards require us to expense all research and development expenditures as incurred. For the three and nine months ended September 30, 2026, and 2025, the Company incurred R and D costs of $0 and $0. The R and D costs in the previous period were based on an evaluation of the technological feasibility costs of the Condor Investing and Trading App.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There were no impairment charges as of September 30, 2026, and December 31, 2025.

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

The Company is continuing to develop the Condor Investing and Trading App and is currently capitalizing the costs associated with such development in accordance with the Company’s software development cost policy. Research and development costs incurred during the period ended September 30, 2022, were incurred in connection with evaluating the technological feasibility of the Robo Advice Platform, and research and development costs incurred during the period ended December 31, 2022, were incurred in connection with evaluating the technological feasibility of the Condor Investing and Trading App. There were no research and development costs incurred during the three and nine months ended September 30, 2026, or 2025.

The Company also capitalizes major costs incurred during the application development stage for internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred.

As of September 30, 2026, and December 31, 2025, capitalized software, net of accumulated amortization, was $1,760,022 and $1,480,246, respectively.

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

As of September 30, 2026, and December 31, 2025, property and equipment, net of accumulated depreciation, were $175,755 and $199,058, respectively. Depreciation expense was $19,920 and $44,992 for the three months ended September 30, 2026, and 2025, respectively, and $112,258 and $127,100 for the nine months ended September 30, 2026, and 2025, respectively, and is included in operating expenses in the consolidated statements of operations.

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

The exchange rate at the reporting end date:

	September 30, 2026	December 31, 2025
USD: AUD	$1.4399	1.4888
USD: EUR	$0.8818	0.8523
USD: GBP	$0.7539	0.7436

Average exchange rate for the period:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
USD: AUD	$1.4217	1.5605
USD: EUR	$0.8680	0.8814
USD: GBP	$0.7437	0.7489

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

For the three and nine months ended September 30, 2026, and 2025, the weighted average number of shares of common stock outstanding, used to compute basic earnings per share, was 106,978,518 and 4,230,868, respectively, and 38,856,450 and 4,230,868, respectively, reflecting the conversion of the Series B Preferred Stock on July 13, 2026, and the issuance of 2,500,000 shares for consulting services in August 2026. See Note 13 — Earnings Per Share for the computation of, and the reconciliation of the numerators and denominators used in, basic and diluted earnings per share for the periods presented.

Reclassifications

We have reclassified certain amounts from the prior period to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for applicability and impact on its consolidated financial statements. Because the Company ceased to qualify as an emerging growth company effective December 31, 2022, the Company applies the effective dates applicable to public business entities. The Company’s accounting policy for revenue recognition under ASC 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2019, using the modified retrospective method, is described under Revenue from Major Contracts with Customers above.

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

NOTE 3. MANAGEMENT’S PLANS

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of September 30, 2026, and December 31, 2025, the Company had an accumulated surplus of $11,658,387 and $3,401,487, respectively, and a working capital surplus of $21,949,185 and $17,831,410, respectively.

For the three months ended September 30, 2026, and 2025, the Company generated net income (loss) of $(6,299,675) and $735,252, respectively, and total revenues of $3,671,775 and $5,872,372, respectively, representing a decrease in revenues of approximately 37.5% from the prior-year period. For the nine months ended September 30, 2026, and 2025, the Company generated net income of $8,249,837 and $623,918, respectively, and total revenues of $35,924,742 and $17,269,111, respectively, representing an increase in revenues of approximately 108.0% over the prior-year period. The nine-month results reflect strong brokerage revenue generated by AIL during the first half of 2026, partially offset by a net loss in the third quarter attributable to lower brokerage revenues, higher brokerage cost of sales, and increased general and administrative expenses, including $915,000 of stock-based consulting expense and a $186,975 provision for doubtful accounts, while the Company continued to benefit from operating leverage on a largely fixed cost base. The accumulated surplus increased from $3,401,487 as of December 31, 2025, to $11,658,387 as of September 30, 2026, and the working capital surplus increased from $17,831,410 as of December 31, 2025, to $21,949,185 as of September 30, 2026.

Management has evaluated the Company’s ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern. In performing this evaluation as of the date these consolidated financial statements are issued, management considered, among other factors, the Company’s results of operations during the nine months ended September 30, 2026, including the revenue growth, nine-month profitability, and strengthened liquidity position described above, as well as the net loss incurred during the third quarter, together with management’s continued execution of its strategic plan to streamline and integrate the Company’s recently acquired subsidiaries into a unified operating platform. Based on this evaluation, management has concluded that no conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve (12) months from the date these consolidated financial statements are issued. Accordingly, these consolidated financial statements have been prepared on a going concern basis, and no adjustments have been made to the carrying values of assets or liabilities that might result if the Company were unable to continue as a going concern.

As of September 30, 2026, the Company had a cash and restricted cash balance of $33,144,429 (inclusive of segregated client funds of $11,729,042), which management believes, together with cash expected to be generated from operations, is sufficient to support its ongoing operations and to meet its current obligations as they become due in the ordinary course of business for at least twelve (12) months from the date these consolidated financial statements are issued. While management believes the Company has adequate liquidity to sustain its existing business activities, the Company’s strategic growth initiatives, particularly the continued development of its financial technology platforms, may require additional capital investment. In order to accelerate expansion and enhance its technology offerings, the Company may seek external financing through private placements of equity, public offerings, or credit facilities. There can be no assurance, however, that such financing will be available on acceptable terms, if at all.

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

As of September 30, 2026, and December 31, 2025, the unamortized balance of capitalized software, including capitalized software of the Company’s subsidiaries, was $1,760,022 and $1,480,246, respectively. During the nine months ended September 30, 2026, the Company capitalized $367,154 of software development costs. No software amortization expense was recognized during the three and nine months ended September 30, 2026, or 2025, as the underlying software assets had not yet been placed in service.

A substantial portion of the $1,760,022 capitalized software balance as of September 30, 2026, relates to (i) software assets added in connection with, or shortly after, the acquisition of Alchemy International Ltd. (the change of control of which was approved on October 29, 2025, and which closed on November 11, 2025), and (ii) the ongoing development of the Condor Investing and Trading App. As of September 30, 2026, the related software assets had not yet been placed in service, and accordingly, the Company has not commenced amortization. Amortization will be recognized on a straight-line basis over the estimated three (3) year useful life upon the date each underlying software asset is placed in service.

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

Nature of Relationships

The Company’s principal related parties are:

(i) Mr. Gope S. Kundnani, a Director of the Company and, as of September 30, 2026, the beneficial owner, directly and through APSI Holdings Limited (a United Kingdom entity), of 101,392,200 shares of common stock, including 99,592,200 shares issued upon the conversion of 1,991,844 shares of Series B Convertible Preferred Stock on July 13, 2026 (approximately 80.90% of the outstanding common stock), and 4,000,000 shares of Series A Preferred Stock (88.89%);

(ii) Mitchell M. Eaglstein and Imran Firoz, Co-Founders, Executive Officers, and Directors of the Company; and

(iii) certain non-consolidated affiliated entities controlled directly or indirectly by Mr. Kundnani, including Alchemy DMCC (United Arab Emirates), Alchemy Capital Markets (“ACM”) (United Kingdom), FXIFY Markets Ltd. (Labuan, Malaysia), and other Kundnani-affiliated sister entities, all of which are sister entities to the Company and not part of the consolidated group; and (iv) Sync Capital Limited (Seychelles), a shareholding company controlled and owned by Mr. Kundnani, which held the seller financing obligation described below and in Note 7 until its settlement during the three months ended September 30, 2026.

Related Party Receivables

Related party receivables totaled $6,492,563 as of September 30, 2026, compared to $40,090,051 as of December 31, 2025, a net decrease of $33,597,488 during the nine months ended September 30, 2026, principally reflecting the June 30, 2026, set-off and assignment arrangements described below and the collection of trading balances from related-party counterparties during the third quarter.

The largest counterparty is ACM, with a net receivable of approximately $4.0 million at September 30, 2026, compared with $15,294,937 at June 30, 2026, and $30,918,736 at March 31, 2026, the reduction reflecting the June 30, 2026, settlement of intercompany balances and collections during the third quarter. Other counterparties at September 30, 2026, are Alchemy Global at $2,081,735, FXPig Vanuatu at $1,847,777, Mr. Kundnani at $595,610 (representing the residual balance arising from the settlement of the stock subscription receivable under the Settlement Agreement described in Note 9, payable in cash on or before December 31, 2026, net of foreign currency remeasurement), Alchemy DMCC at $(863,030), Sync Capital at $265,170, Steven FS / BTFS at $111,633, FXIFY at $9,902, and Xoala Digital Poland at $(116,000). Other related-party balances, together with intercompany differences and amounts pending reclassification that are not yet allocated to a counterparty, comprise the remainder of the balance.

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

Related Party Advances Payable

Related party advances payable totaled $1,939,946 as of September 30, 2026, compared to $29,197,470 as of December 31, 2025, a net decrease of $27,257,524 during the nine months ended September 30, 2026. As of September 30, 2026, the $1,939,946 balance was comprised of approximately $1.1 million owed to Alchemy DMCC and approximately $0.5 million owed to Alchemy Capital Markets, in each case Kundnani-affiliated sister entities, approximately $0.2 million owed to Sync Capital, a shareholding company, and other smaller balances at the Company’s subsidiaries. The December 31, 2025, balance was comprised primarily of amounts owed by AIL to Alchemy DMCC, together with amounts owed at the FDCTech, Inc. parent level and across other subsidiaries, and other smaller balances.

During the nine months ended September 30, 2026, related party advances payable decreased by a net $27,257,524. That movement comprised non-cash extinguishments of $60,096,765, effected through the set-off and assignment arrangements completed on June 30, 2026, and described below, partially offset by $32,839,241 of net cash advances received from related-party counterparties, which is presented within financing activities in the condensed consolidated statements of cash flows. The non-cash arrangements included the transfer back to AIL of certain trading positions previously held with Alchemy DMCC and other liquidity arrangements designed to manage AIL’s counterparty risk exposures. As a result of these arrangements, AIL’s net advance payable to Alchemy DMCC was substantially reduced during the period, and the Company’s aggregate net payable to Alchemy DMCC decreased from approximately $29.1 million as of March 31, 2026, to approximately $1.1 million as of September 30, 2026. The Company held no net receivable from Alchemy DMCC as of September 30, 2026.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

The settlement of the related party balances described above was effected on June 30, 2026, without any payment or receipt of cash. During the nine months ended September 30, 2026, the Company extinguished a net payable to Alchemy DMCC of $28,148,711, of which $5,257,670 was extinguished by assignment of the Company’s liquidity-provider balance with B2B Prime and $22,891,041 by offset against related party receivables. The Company also extinguished a non-trading payable to Alchemy Capital Markets Ltd. of $31,948,054 by offset, applied $54,839,095 against the client-trading receivable due from Alchemy Capital Markets Ltd., and applied rebates due to Alchemy Capital Markets Ltd. of $3,422,378 against the same balances. No cash was paid or received in connection with any of these arrangements, and accordingly they are excluded from the condensed consolidated statements of cash flows.

Accrued Expenses to Related Parties

Accrued expenses to related parties totaled $1,040,112 as of September 30, 2026, compared to $532,287 as of December 31, 2025. These amounts primarily represent accrued executive compensation owed to Mr. Eaglstein, the Company’s Chief Executive Officer, and Mr. Firoz, the Company’s Chief Financial Officer (through Thinkatalyst LLC, a Delaware limited liability company controlled by Mr. Firoz), each compensated at $15,000 per month under independent-contractor arrangements.

Other Related Party Transactions

Other than the settlements and accruals described above, the principal related party transactions during the three and nine months ended September 30, 2026, consisted of (i) the continued accrual of executive compensation to Messrs. Eaglstein and Firoz at $15,000 per month each on an independent-contractor basis; (ii) the settlement, during the three months ended September 30, 2026, of the $2,000,000 non-interest bearing seller financing obligation to Sync Capital Limited (a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company), incurred in connection with the Company’s acquisition of Alchemy International Ltd., by set-off against the $8,000,000 stock subscription receivable due from Mr. Kundnani, together with the settlement of the remaining subscription receivable through capital contributions to the Company’s subsidiaries, cash collections, and a reclassification of $603,718 to a receivable from Mr. Kundnani (see Notes 7 and 9); and (iii) net activity in intercompany trading and rebate balances among the Company’s regulated subsidiaries (AML, APL, and AIL), all of which were eliminated in consolidation in accordance with ASC 810-10-45-1. Other than the settlement of the stock subscription receivable described above, there were no material new equity issuances, loans, or guarantees to or from related parties during the three and nine months ended September 30, 2026.

Intellectual Property Purchase Agreement – Iconic Advisors and Consulting Limited

On September 30, 2026, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Iconic Advisors and Consulting Limited (“Iconic”), a Nevada company owned by Robert J. Winters, a director of the Company’s subsidiary Alchemy International Ltd. Iconic is a related party of the Company within the meaning of ASC 850; however, Iconic and the Company are not under common control, and the transaction is accounted for as an asset acquisition under ASC 805-50 rather than as a business combination or a transfer between entities under common control.

Under the IP Purchase Agreement, the Company acquired from Iconic certain customer data, risk management software, and machine-learning fraud detection assets, together with the related intellectual property rights, books and records, and related rights (the “Purchased Assets”). No liabilities were assumed. The purchase price is satisfied solely by the extinguishment of a receivable of $3,165,290 due from Iconic arising from cash advances previously made by the Company (the “Settled Receivable”); no cash consideration is payable. The settled amount may not exceed $3,165,290 and is limited to the fair value of the Purchased Assets as determined by an independent valuation commissioned by the Audit Committee in accordance with ASC 820; any excess of the Settled Receivable over the settled amount remains outstanding and due from Iconic on its original terms. Accrued and unpaid interest on the Settled Receivable, if any, is excluded from the settled amount.

As of September 30, 2026, the Company reclassified the $3,165,290 Settled Receivable from loans and advances receivable to acquired intangible assets, which is presented within acquired intangible assets on the consolidated balance sheet and as a non-cash investing activity in the consolidated statements of cash flows. Closing of the IP Purchase Agreement is subject to customary conditions, including delivery of the independent valuation, approval by the disinterested directors and the Audit Committee, completion of technical and privacy diligence, and consultation with the Company’s independent registered public accounting firm. The Purchased Assets are finite-lived intangible assets that the Company will amortize on a straight-line basis over an estimated useful life of five (5) years, commencing in the fourth quarter of 2026. Because the acquisition was effective on September 30, 2026, no amortization of the acquired intangible assets was recorded during the three and nine months ended September 30, 2026. Based on the $3,165,290 carrying amount and five-year useful life, estimated annual amortization expense is approximately $633,058, subject to finalization of the allocation of the settled amount among the Purchased Assets upon completion of the independent valuation.

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

As of September 30, 2026, the Company was in compliance with the terms and conditions of each of its lines of credit. As of September 30, 2026, and December 31, 2025, the aggregate outstanding balances under the lines of credit were $245,617 and $111,352, respectively.

NOTE 7. NOTES PAYABLE

CARES Act – Paycheck Protection Program (PPP Note)

On May 1, 2020, the Company received proceeds of $50,632 from a promissory note (the “PPP Note”) issued under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at a rate of 1.00% per annum. The PPP Note was not forgiven, and the Company commenced repayment of the PPP Note in August 2022. The PPP Note was repaid in full during the fiscal year ended December 31, 2025. As of September 30, 2026, and December 31, 2025, the outstanding balance of the PPP Note was $0 and $0, respectively.

SBA Loan

On May 22, 2020, the Company received proceeds of $144,900 under the U.S. Small Business Administration’s Economic Injury Disaster Loan (“EIDL”) program. The loan bears interest at a rate of 3.75% per annum on funds advanced. Installment payments of $707 per month, consisting of both principal and interest, are required, with the remaining principal and interest balance payable thirty (30) years from the date of the promissory note. As of September 30, 2026, and December 31, 2025, the non-current balance outstanding under the SBA loan was $99,299 and $105,678, respectively.

Business Acquisition Loan

As of September 30, 2026, and December 31, 2025, the Company had outstanding seller financing obligations incurred in connection with prior business acquisitions in the aggregate amount of $350,000 and $2,350,000, respectively, presented as Business acquisition loan on the consolidated balance sheets.

The December 31, 2025, balance of $2,350,000 was comprised of:

(i) $350,000 representing the unpaid portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (“AML”) in connection with the Company’s June 2023 acquisition of AML, which amount is currently the subject of litigation as described below; and

(ii) $2,000,000 representing seller financing provided by Sync Capital Limited, a Seychelles entity controlled and owned by Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, in connection with the Company’s acquisition of Alchemy International Ltd. (“AIL”), which was settled during the three months ended September 30, 2026, as described below. The September 30, 2026, balance of $350,000 consists solely of the AML amount described in (i).

The $2,000,000 obligation to Sync Capital Limited was non-interest-bearing and, as extended, matured on September 30, 2026. During the three months ended September 30, 2026, the obligation was released in full by Sync Capital Limited, without any payment of cash, and the $2,000,000 released was applied in payment of the stock subscription receivable due from Mr. Kundnani under the Settlement Agreement described in Note 9. The Company did not impute interest on this obligation, as the lender was a controlling shareholder of the Company, and any imputed interest, if material, would have been recognized as a deemed capital contribution from the controlling shareholder with no net effect on stockholders’ equity. No cash payments were made under this obligation during the three and nine months ended September 30, 2026, or 2025.

As of September 30, 2026, the Company has accrued the $350,000 withheld final payment within Business acquisition loan on the consolidated balance sheets. Management, after consultation with legal counsel, is unable to predict the ultimate outcome of the AML Litigation or to estimate the range of possible additional loss, if any, beyond the amount currently accrued. Accordingly, no additional accrual has been recorded as of September 30, 2026. An adverse outcome in the AML Litigation could result in the Company being required to pay additional amounts to the Claimants, which could have a material adverse effect on the Company’s results of operations and financial condition in the period of resolution.

The settlement of the $2,000,000 obligation to Sync Capital Limited is also disclosed as a related party transaction in Note 5.

Vanquish Funding Group Promissory Notes

On August 20, 2026, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group Inc. (“Vanquish”) and issued a promissory note in the aggregate principal amount of $329,940, which includes $47,940 of original issue discount, for a purchase price of $282,000 (“Vanquish Note #1”). On September 15, 2026, the Company entered into a second Securities Purchase Agreement with Vanquish and issued a promissory note in the aggregate principal amount of $242,190, which includes original issue discount and fees, for a purchase price of $193,000 (“Vanquish Note #2” and, together with Vanquish Note #1, the “Vanquish Notes”). The Company received aggregate net proceeds of $475,000 from the Vanquish Notes, which are being used for general working capital purposes.

A one-time interest charge of 12% of principal ($39,592 on Vanquish Note #1 and $29,063 on Vanquish Note #2) was applied at issuance and is included in accrued interest on the consolidated balance sheet. Principal and interest on Vanquish Note #1 are payable in five installments — $184,766 on February 28, 2027, and $46,191.50 on each of March 30, 2027, April 30, 2027, May 30, 2027, and June 30, 2027 — for a total payback of $369,532, and Vanquish Note #2 is payable on substantially similar installment terms. The Vanquish Notes mature on June 30, 2027, and may be prepaid in full at any time without penalty. Amounts not paid when due bear interest at 22% per annum, and a missed payment (subject to a five-day grace period) constitutes an event of default.

The Vanquish Notes are not convertible absent an event of default. Events of default include, among others, failure to pay, failure to comply with the Company’s reporting obligations under the Exchange Act, failure to maintain the quotation or listing of the Common Stock, failure to maintain the required share reserve with the Company’s transfer agent, and specified insolvency, liquidation and cross-default events. Upon an event of default, the outstanding balance becomes immediately due in an amount equal to 150% of the then-outstanding principal, accrued interest and default interest (increasing to 200% if the Company fails to honor a conversion), and, at any time beginning 180 days after the issue date, the holder may convert the outstanding balance into shares of Common Stock at a conversion price equal to 65% of the lowest trading price during the ten trading days preceding the conversion date, subject to a 4.99% beneficial ownership limitation. The Company is required to reserve four times the number of shares issuable upon full conversion of the notes and has instructed its transfer agent to reserve shares for this purpose. The Vanquish Notes are governed by the laws of the Commonwealth of Virginia.

The original issue discount and one-time interest charge, totaling $165,785, were recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the Vanquish Notes. During the three and nine months ended September 30, 2026, the Company recognized $19,200 of debt discount amortization within other interest income (expense). As of September 30, 2026, the Vanquish Notes are presented on the consolidated balance sheet as promissory notes, net of unamortized discount of $146,585, in the amount of $425,545. Because the conversion feature is contingent upon an event of default that was not probable as of September 30, 2026, no separate accounting for the contingent conversion feature was required.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is subject to various commitments and contingencies arising in the ordinary course of business. The following discussion summarizes the Company’s significant commitments and contingencies as of September 30, 2026.

At September 30, 2026, the Company and its subsidiaries operate offices across multiple jurisdictions. Leases that qualify under ASC 842 are recognized on the consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. At September 30, 2026, the ROU asset was $673,254, current operating lease liabilities were $106,969, and non-current operating lease liabilities were $283,437, compared to $811,038, $165,692, and $364,655, respectively, at December 31, 2025. The weighted-average discount rate for qualifying operating leases was approximately 5.5%. Service contracts and month-to-month arrangements that do not qualify as leases under ASC 842 are expensed as incurred and included in General and Administrative expenses.

Office Facility and Other Operating Leases

Limassol, Cyprus (Company’s Principal Executive Offices) and Irvine, California, USA (Former Headquarters)

Effective September 9, 2026, the Company relocated its principal executive offices to Ground Floor, 10A Eleftheriou Venizelou Street, 3035 Limassol, Cyprus, within the premises subleased by ATECH described below. From October 29, 2019, through the relocation, the Company’s principal executive offices were located at 200 Spectrum Center Drive, Suite 300, Irvine, CA 92618, under a coworking membership held on a month-to-month basis. The membership provides access to shared office and meeting facilities on an as-needed basis rather than a dedicated, exclusively controlled space. The Company may terminate the agreement by delivering an exit form at least one calendar month prior to the intended termination month. The monthly membership fee is $95. This agreement is classified as a service contract rather than a lease under ASC 842, and payments are recognized as operating expenses.

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

Limassol, Cyprus Lease, Europe (ATECH Office)

Effective August 26, 2024, T.I.C.G. Integrated Solutions Ltd. (formerly Alchemytech Ltd.) (“ATECH”) entered into a Sublease Agreement for office premises located at 10A-10C Eleftheriou Venizelou Street, Limassol, Cyprus, with Aldeon Property Partners Ltd. as Sublessor, and FDCTech, Inc. acting as Guarantor. The leased premises are designated strictly for office use. The lease term is twenty-four (24) months, commencing November 1, 2024, and expiring October 31, 2026, with options to extend for up to two additional two-year terms. Effective September 9, 2026, these premises also serve as the Company’s principal executive offices. Monthly rent is €8,000 (approximately $8,600) plus VAT, for a total lease commitment of €192,000. Each option period is exercisable on three months’ written notice, and the sublease provides for the monthly rent to increase by up to five percent (5%), rounded up to the nearest €50, during each option period. The Company paid a deposit of €16,000, equal to two months’ rent. This agreement qualifies as a lease under ASC 842, and the Company has recognized an ROU asset and corresponding lease liability on its consolidated balance sheet. The leased premises comprise approximately 2,624 square feet. On July 30, 2026, the parties executed a First Addendum exercising the first renewal option, extending the sublease for a further two-year period commencing November 1, 2026, and expiring October 31, 2028, with monthly rent remaining at €8,000 plus VAT and aggregate rent for the renewal period of €192,000 plus VAT; the rent increase contemplated by the sublease for the option period was not applied. The exercise of the renewal option during the three months ended September 30, 2026, constitutes a reassessment event under ASC 842-10-35-1; the right-of-use asset and lease liability at September 30, 2026, have not yet been remeasured for the renewal term, and the Company expects to complete the remeasurement during the fourth quarter of 2026. The effect of the remeasurement is not expected to be material to the Company’s consolidated financial position.

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

Consolidated rent and lease expense for the three and nine months ended September 30, 2026, was $102,726 and $274,989, respectively (three and nine months ended September 30, 2025: $66,511 and $199,533, respectively), of which $13,669 and $57,804, respectively, related to the parent company’s corporate offices and the balance to the offices of its operating subsidiaries in Malta, the United Kingdom, Cyprus, Seychelles, the Cayman Islands, Vanuatu, and Australia. Rental expenses for all operating leases and service contracts are included in General and Administrative expenses.

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

Tel Aviv, Israel (AML Sales Office). From July 1, 2023, to June 30, 2026, AML held a service agreement with Mindspace Ltd. for office space and related services at Menachem Begin 11, Ramat Gan, Israel, on a monthly auto-renewing basis. The monthly fee was $4,500 (including VAT). Mindspace retained discretion over space allocation and could relocate AML within the premises upon prior notice, and AML did not have exclusive control over a specific unit. This agreement did not create a lease under ASC 842 and was accounted for as a service contract, with payments recognized as operating expenses. The Company terminated this agreement effective September 30, 2026, due to geopolitical conditions, and relocated all sales activities to the ATECH office in Limassol, Cyprus.

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

Accrued Interest

At September 30, 2026, and December 31, 2025, the cumulative accrued interest for the SBA loan, the Vanquish promissory notes, and other non-current loans was $109,502 and $42,396, respectively, including $68,655 of one-time interest charges on the Vanquish promissory notes described in Note 7.

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

Tax Compliance Matters

From its inception to the present, the Company’s officers have been paid as independent contractors. As of September 30, 2026, the Company believes payroll tax liabilities are not material. The Company’s federal taxes are compliant with Internal Revenue Service regulations.

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

Recent Corporate Actions – September 2025

On September 4, 2025, the Board of Directors unanimously approved, and the Company obtained the written consent of holders of a majority of the Company’s voting power for, corporate actions to (i) amend the Certificate of Incorporation to increase the authorized shares of common stock from 500,000,000 to 750,000,000 and the authorized shares of preferred stock from 10,000,000 to 15,000,000 and (ii) authorize the Board of Directors, in its discretion, to amend the Certificate of Incorporation not later than June 30, 2026, to effect a reverse stock split of all outstanding shares of common stock in a ratio of not less than 1-for-10 and not more than 1-for-100, to be determined by the Board. On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, increasing the authorized shares of common stock from 500,000,000 to 750,000,000 and effecting the 1-for-100 reverse stock split described in Note 1, which became effective on July 10, 2026. On August 17, 2026, the Company filed a further Certificate of Amendment increasing the authorized shares of preferred stock from 10,000,000 to 15,000,000. Following these amendments, the Company is authorized to issue 765,000,000 shares of capital stock, consisting of 750,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

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

Prior to its amendment, the Series B Certificate of Designation provided that each share of Series B Convertible Preferred Stock was convertible at the option of the holder, without payment of additional consideration, into one hundred (100) shares of Common Stock, and that the conversion rate was not subject to adjustment for stock splits or other changes to the Common Stock. In January 2026, and as further amended on August 17, 2026, the Series B Certificate of Designation was amended to provide that, upon a Rate Determination Event — consisting of either (i) the completion of a public offering of Common Stock resulting in gross proceeds of $10,000,000 or more that includes the listing of the Common Stock on The Nasdaq Stock Market or the New York Stock Exchange or (ii) any reverse stock split, combination, or similar reclassification of the outstanding Common Stock — the Board of Directors is authorized to determine and fix the conversion rate within a range of not more than one hundred (100) and not less than ten (10) shares of Common Stock for each share of Series B Convertible Preferred Stock. The reverse stock split effected on July 10, 2026, constituted a Rate Determination Event, and the Board of Directors determined and fixed the conversion rate at fifty (50) shares of Common Stock for each one share of Series B Convertible Preferred Stock, effective July 13, 2026. On July 13, 2026, all 2,371,844 outstanding shares of Series B Convertible Preferred Stock were converted into 118,592,200 shares of Common Stock at that rate. The conversion was recorded as a reclassification of $237 of Series B Preferred stock par value and $3,344,063 of related additional paid-in capital to common stock ($11,859) and additional paid-in capital, with no gain or loss and no effect on total stockholders’ equity. The Series B Certificate of Designation provides that no fractional shares of Common Stock will be issued upon conversion (any fractional share entitlement will be rounded up to the nearest whole share).

Shares of Series B Convertible Preferred Stock that are converted into Common Stock or are otherwise acquired by the Company are restored to the status of authorized but unissued shares of preferred stock, without designation as to class, and may thereafter be issued, but not as shares of Series B Convertible Preferred Stock. As of September 30, 2026, no shares of Series B Convertible Preferred Stock were issued and outstanding, compared to 2,371,844 shares as of December 31, 2025.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Outstanding Capital Stock

As of September 30, 2026, and December 31, 2025, the Company had 125,323,068 and 4,230,868 common shares issued and outstanding, respectively. The increase of 121,092,200 shares during the three months ended September 30, 2026, consists of 118,592,200 shares issued upon the conversion of the Series B Convertible Preferred Stock on July 13, 2026, and 2,500,000 shares issued for consulting services in August 2026, each as described below. Subsequent to September 30, 2026, on November 3, 2026, the Company issued an additional 25,000 restricted shares of Common Stock, valued at $103,750, to a director of its subsidiary Alchemy International Ltd. as compensation for services, as described in Note 16, increasing the number of shares issued and outstanding to 125,348,068.

As of September 30, 2026, and December 31, 2025, the Company had 4,500,000 and 4,500,000 Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2026, and December 31, 2025, the Company had 0 and 2,371,844 Series B Preferred Stock issued and outstanding, respectively. Other than the conversion of the Series B Convertible Preferred Stock and the issuance of 2,500,000 shares of Common Stock for consulting services, there were no issuances or repurchases of common or preferred stock during the three and nine months ended September 30, 2026.

Series A Preferred Stock – Beneficial Ownership

The percentages below are calculated based on 4,500,000 shares of our Series A Preferred Stock issued and outstanding as of September 30, 2026, and as of the date of this Report. Series A Preferred Stock was not affected by the 1-for-100 reverse stock split effective July 10, 2026.

Name and Address(1)	Title of Class (4)	Number of Shares Beneficially Owned	Percent of Class
Mitchell M. Eaglstein, CEO, Director	Series A Preferred	500,000	11.11%
Gope S. Kundnani, Director (5)	Series A Preferred	4,000,000	88.89%
Officers and Directors as a group (2 persons)	Series A Preferred	4,500,000	100.00%

(4)	Series A Preferred Stock is entitled to fifty (50) non-cumulative votes per share on all matters presented to stockholders for action and has no right to convert into the Company’s Common Stock. Series A Preferred Stock was not affected by the 1-for-100 reverse stock split effective July 10, 2026. As of September 30, 2026, and as of the date of this Report, the Company had 4,500,000 shares of Series A Preferred Stock issued and outstanding.

(5)	The Company originally issued 2,600,000, 400,000, and 1,000,000 shares of Series A Preferred Stock to Mitchell M. Eaglstein, Imran Firoz, and Felix R. Hong, respectively, in December 2016 as founders, in consideration of services rendered. In January 2023, Eaglstein and Firoz transferred 1,100,000 and 400,000 shares, respectively, to Gope S. Kundnani, a Director of the Company. On November 30, 2023, the Company issued 2,500,000 shares of Series A Preferred Stock to Mr. Kundnani. On January 30, 2024, the Board of Directors approved the rescission and cancellation of 1,000,000 shares held by Mr. Eaglstein and 1,000,000 shares held by Mr. Hong. In connection with the Company’s contemplated listing on a national securities exchange, all 4,500,000 outstanding shares of Series A Preferred Stock are expected to be retired and cancelled immediately prior to the closing of the contemplated offering, without any cash consideration to the holders.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock – Beneficial Ownership

The percentages below are calculated based on 125,323,068 shares of our Common Stock issued and outstanding as of September 30, 2026 (125,348,068 shares as of the date of this Report, after giving effect to the issuance of 25,000 shares on November 3, 2026, described in Note 16), being the number of shares outstanding following the 1-for-100 reverse stock split effective July 10, 2026, the conversion of all outstanding shares of Series B Convertible Preferred Stock into Common Stock on July 13, 2026, and the issuance of 2,500,000 shares of Common Stock for consulting services in August 2026. Following the conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding.

Name and Address(1)	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Mitchell M. Eaglstein, CEO, Director (2)	Common	7,708,181	6.15%
Imran Firoz, CFO, Director (3)	Common	7,743,100	6.18%
Brian Platt, CTO (4)	Common	10,000	*
Jonathan Baumgart, Director (5)	Common	6,450	*
Gope S. Kundnani, Director (6)	Common	101,392,200	80.90%
Officers and Directors as a group (5 persons) (7)	Common	116,859,931	93.25%

(1)	Unless otherwise indicated, the business address of each beneficial owner is c/o FDCTech, Inc., Ground Floor, 10A Eleftheriou Venizelou Street, 3035 Limassol, Cyprus. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Share amounts and percentages give effect to the 1-for-100 reverse stock split effective July 10, 2026, to the conversion of all outstanding shares of Series B Convertible Preferred Stock into Common Stock on July 13, 2026, and to the issuance of 2,500,000 shares of Common Stock for consulting services in August 2026, and are calculated on 125,323,068 shares of Common Stock outstanding as of September 30, 2026. The issuance of 25,000 shares of Common Stock on November 3, 2026, described in Note 16, does not materially affect the percentages shown. An asterisk (*) denotes beneficial ownership of less than one percent.

(2)	Consists of (a) 208,181 shares of common stock and (b) 7,500,000 shares of common stock issued upon the conversion of 150,000 shares of Series B Convertible Preferred Stock. Does not include 600,000 shares beneficially owned by Susan E. Eaglstein, mother of Mr. Eaglstein, as to which Mr. Eaglstein disclaims beneficial ownership.

(3)	Consists of (a) 243,100 shares of common stock and (b) 7,500,000 shares of common stock issued upon the conversion of 150,000 shares of Series B Convertible Preferred Stock.

(4)	Consists of 10,000 shares of common stock. Mr. Platt holds no shares of Series B Convertible Preferred Stock and no convertible promissory notes.

(5)	Consists of 6,450 shares of common stock. Mr. Baumgart holds no shares of Series B Convertible Preferred Stock and no convertible promissory notes.

(6)	Consists of (a) 1,500,000 shares of common stock held directly by Mr. Kundnani, (b) 9,592,200 shares of common stock issued upon the conversion of 191,844 shares of Series B Convertible Preferred Stock held directly by Mr. Kundnani, (c) 300,000 shares of common stock held by APSI Holdings Limited and (d) 90,000,000 shares of common stock issued upon the conversion of 1,800,000 shares of Series B Convertible Preferred Stock held by APSI Holdings Limited. Mr. Kundnani controls APSI Holdings Limited.

(7)	Consists of (a) 2,267,731 shares of common stock and (b) 114,592,200 shares of common stock issued upon the conversion of 2,291,844 shares of Series B Convertible Preferred Stock, in each case held by our directors and executive officers as a group, and includes the securities held by APSI Holdings Limited described in footnote (6).

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

On January 4, 2024, the Company issued 10,000 Series B preferred stock to Susan E. Eaglstein for services valued at $1.41 per share.

On January 4, 2024, the Company issued 50,000 Series B preferred stock to Gope S. Kundnani for services valued at $1.41 per share.

On January 30, 2024, the Company issued 141,844 Series B preferred stock to Gope S. Kundnani for cash valued at $1.41 per share.

On February 07, 2025, the Company issued 10,000 Series B preferred stock to Nicky G. Kundnani for services valued at $1.41 per share.

Common Stock Issued for Consulting Services

On August 27, 2026, the Company issued 1,500,000 restricted shares of Common Stock to Lux Limited, and on August 28, 2026, the Company issued 1,000,000 restricted shares of Common Stock to Global Alliance Consulting Group, in each case in consideration of consulting services rendered to the Company. The 2,500,000 shares were valued at an aggregate of $915,000, or approximately $0.366 per share, based on the closing price of the Common Stock on the respective dates of issuance, of which $250 was recorded as common stock at par value and $914,750 as additional paid-in capital. The fair value of the shares was recognized as stock-based consulting expense within general and administrative expenses during the three months ended September 30, 2026, and is presented as a non-cash adjustment to reconcile net income to net cash used in operating activities in the consolidated statements of cash flows. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Subscription Receivable

As of December 31, 2025, the Company carried a stock subscription receivable of $8,000,000 due from Mr. Gope S. Kundnani, a Director and majority shareholder of the Company, which was presented as a reduction of stockholders’ equity in accordance with ASC 505-10-45-2. In August 2026, the Company and Mr. Kundnani agreed that amounts paid by Mr. Kundnani and members of his family on the Company’s behalf, together with the release of certain related-party obligations of the Company, would be applied in payment of the subscription receivable, with any balance to be paid in cash. That agreement was documented in a Payment Direction and Subscription Settlement Agreement effective September 30, 2026, among the Company, Mr. Kundnani, Nicky G. Kundnani, Sync Capital Limited, Alchemy Prime Limited, and The Millionaires’ Club Ltd (the “Settlement Agreement”), which was approved by the disinterested members of the Board of Directors. During the nine months ended September 30, 2026, the gross subscription receivable of $8,000,000 was reduced to nil as follows: (i) $2,339,524 was collected in cash and is presented within financing activities in the consolidated statements of cash flows; (ii) $5,660,476 was settled on a non-cash basis through the application of payments made by related parties on the Company’s behalf, principally capital contributed to the Company’s subsidiaries, and the release of related-party obligations of the Company, including the $2,000,000 seller financing obligation owed to Sync Capital Limited in connection with the acquisition of AIL (see Note 7). Of that $5,660,476, the sum of $603,718 was reclassified to a receivable from Mr. Kundnani, which is included in related party receivables on the consolidated balance sheet (see Note 5) and is payable in cash on or before December 31, 2026. The non-cash components of the settlement are presented as supplemental non-cash financing activities in the consolidated statements of cash flows. No shares were issued under the Settlement Agreement, and the number of shares held by Mr. Kundnani and his affiliates was unchanged. As of September 30, 2026, no stock subscription receivable remained outstanding.

Series B Convertible Preferred Stock – Holdings Before and After Conversion

The following table sets forth the shares of Series B Convertible Preferred Stock held by each holder immediately prior to conversion, and the shares of Common Stock issued to each holder upon the conversion of those shares on July 13, 2026, at a conversion rate of fifty (50) shares of Common Stock for each share of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was not subject to adjustment for the 1-for-100 reverse stock split effective July 10, 2026, and the shares of Common Stock issued on conversion are stated on a post-reverse-stock-split basis. Following the conversion, no shares of Series B Convertible Preferred Stock remain issued or outstanding.

Holder	Series B Preferred Shares Held Immediately Prior to Conversion	Common Shares Issued on Conversion, July 13, 2026
APSI Holdings Limited (formerly Alchemy Prime Holdings Limited)	1,800,000	90,000,000
Gope S. Kundnani	191,844	9,592,200
Mitchell M. Eaglstein	150,000	7,500,000
Imran Firoz	150,000	7,500,000
FRH Group Corporation	50,000	2,500,000
William B. Barnett	10,000	500,000
Susan E. Eaglstein	10,000	500,000
Nicky G. Kundnani	10,000	500,000
Total	2,371,844	118,592,200

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

NOTE 10. WARRANTS

As of September 30, 2026, and December 31, 2025, the Company had no outstanding warrants. There were no warrant issuances, exercises, or expirations during the three and nine months ended September 30, 2026.

NOTE 11. COMPREHENSIVE INCOME

The Company’s other comprehensive income (“OCI”) comprises foreign currency translation adjustments from subsidiaries that do not use the U.S. dollar as their functional currency.

The following tables show the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2025, and the nine months ended September 30, 2026, respectively:

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2024	$(72,781)
Other comprehensive income (loss), attributed to ADS	14,518
Other comprehensive income (loss), attributed to AML	375,066
Other comprehensive income (loss), attributed to APL	(14,507)
Other comprehensive income (loss), attributed to ATECH	(278,493)
Total other comprehensive income (loss)	96,584
Balance as of September 30, 2025	$23,803

Accumulated Comprehensive Income:	Cumulative Foreign Currency Translation
Balance as of December 31, 2025	$296,257
Other comprehensive income (loss), attributed to ADS	(2,211)
Other comprehensive income (loss), attributed to AML	(242,611)
Other comprehensive income (loss), attributed to APL	48,042
Other comprehensive income (loss), attributed to ATECH	(25,605)
Other comprehensive income (loss), attributed to AIL	-
Total other comprehensive income (loss)	(222,385)
Balance as of September 30, 2026	$73,872

During the three months ended September 30, 2026, and 2025, the Company recognized total other comprehensive income (loss) of $(4,449) and $(240,851), respectively, comprising translation adjustments attributable to ADS of $20,152 and $3,522, AML of $2,851 and $22,185, APL of $5,319 and $(1,536), and ATECH of $(32,771) and $(265,022), respectively, changing AOCI from $78,321 at June 30, 2026, to $73,872 at September 30, 2026, and from $264,654 at June 30, 2025, to $23,803 at September 30, 2025. Of the total other comprehensive income (loss), $(11,321) and $(35,476) was attributable to noncontrolling interests for the three months ended September 30, 2026, and 2025, respectively, and $(18,753) and $(44,465) for the nine months then ended. No amounts were reclassified out of accumulated other comprehensive income (loss) to net income during the three and nine months ended September 30, 2026, or September 30, 2025. Total AOCI rolled forward above was $73,872 at September 30, 2026, which is presented in its entirety as accumulated other comprehensive income (loss) attributable to FDCTech, Inc. on the consolidated balance sheet. The December 31, 2025, balance of $296,257 is presented as accumulated other comprehensive income (loss) on the consolidated balance sheet. Because the undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested, no deferred tax effect has been recorded on the OCI components presented (ASC 740-30-25-17).

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

NOTE 12. NONCONTROLLING INTEREST (continued)

Changes in noncontrolling interest. The carrying amount of noncontrolling interest was $(2,794) at June 30, 2026. During the three months ended September 30, 2026, the Company attributed net income of $21,620 and foreign currency translation attributable to NCI of $(11,321), resulting in a noncontrolling interest balance of $7,505 at September 30, 2026. The carrying amount of noncontrolling interest was $33,323 at December 31, 2025; during the nine months ended September 30, 2026, the Company attributed net income (loss) of $(7,065) and foreign currency translation attributable to NCI of $(18,753), resulting in the same $7,505 balance at September 30, 2026. For the comparative periods, noncontrolling interest was $41,608 at June 30, 2025, and $16,820 at December 31, 2024, and the Company attributed net income of $79,765 and foreign currency translation of $(35,476) for the three months ended September 30, 2025, and net income of $113,542 and foreign currency translation of $(44,465) for the nine months ended September 30, 2025, resulting in a balance of $85,897 at September 30, 2025. The noncontrolling interest balances rolled forward above tie to the noncontrolling interest reported within stockholders’ equity (deficit) on the consolidated balance sheets and to the consolidated statements of stockholders’ equity (deficit).

The following table presents the activity in the noncontrolling interest balance for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Balance, beginning of period	$(2,794)	$41,608
Net income (loss) attributable to NCI	21,620	79,765
Foreign currency translation — NCI	(11,321)	(35,476)
Balance, end of period	$7,505	$85,897

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance, beginning of period	$33,323	$16,820
Net income (loss) attributable to NCI	(7,065)	113,542
Foreign currency translation — NCI	(18,753)	(44,465)
Balance, end of period	$7,505	$85,897

NOTE 13. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the same amount by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of potentially dilutive securities. The weighted average number of shares of Common Stock outstanding, used to compute basic earnings per share, was 106,978,518 and 4,230,868 for the three months ended September 30, 2026, and 2025, respectively, and 38,856,450 and 4,230,868 for the nine months ended September 30, 2026, and 2025, respectively, in each case as retroactively adjusted for the reverse stock split described in Note 1, including fractional shares rounded up to the nearest whole share for each holder of record.

The Company had no options, warrants, or restricted stock units outstanding during the three and nine months ended September 30, 2026, or 2025. The Company had 2,371,844 shares of Series B Convertible Preferred Stock outstanding from the beginning of each period until July 13, 2026, on which date all such shares were converted into 118,592,200 shares of Common Stock at a conversion rate of fifty (50) shares of Common Stock for each share (see Note 9). For the nine months ended September 30, 2026, the Series B Convertible Preferred Stock was included in the computation of diluted earnings per share using the if-converted method for the portion of the period prior to conversion (January 1 through July 12, 2026), and the shares of Common Stock issued on conversion are included in the basic weighted average shares from July 13, 2026; the resulting incremental dilutive shares were 83,839,907, giving diluted weighted average shares outstanding of 122,696,357. For the three months ended September 30, 2026, the Company reported a net loss attributable to common stockholders, and accordingly the 118,592,200 common-share equivalents of the Series B Convertible Preferred Stock for the period from July 1 through July 12, 2026, were antidilutive and excluded from the computation; diluted loss per share equals basic loss per share for that period. The Vanquish Notes described in Note 7 are convertible only upon an event of default and, because no event of default had occurred as of September 30, 2026, no shares were included in respect of those notes. The Series B Convertible Preferred Stock carried no cumulative dividend entitlement, and accordingly no adjustment to the numerator was required. The Series B Convertible Preferred Stock was antidilutive for the three and nine months ended September 30, 2025, and was therefore excluded from the computation of diluted loss per share for those periods.

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Restated, Unaudited)	(Unaudited)	(Restated, Unaudited)
Net income (loss) attributable to FDCTech, Inc. shareholders — numerator	(6,321,295)	655,487	8,256,902	510,376
Weighted average shares outstanding — basic denominator	106,978,518	4,230,868	38,856,450	4,230,868
Effect of dilutive Series B Convertible Preferred Stock	-	-	83,839,907	-
Weighted average shares outstanding — diluted denominator	106,978,518	4,230,868	122,696,357	4,230,868
Earnings (loss) per share — basic	(0.06)	0.15	0.21	0.12
Earnings (loss) per share — diluted	(0.06)	0.15	0.07	0.12

The weighted average shares outstanding for the three and nine months ended September 30, 2026, reflect the issuance of 118,592,200 shares of Common Stock upon the conversion of the Series B Convertible Preferred Stock on July 13, 2026, and 2,500,000 shares of Common Stock issued for consulting services on August 27 and 28, 2026, each weighted for the portion of the period during which the shares were outstanding. All share and per-share amounts have been retroactively adjusted for the 1-for-100 reverse stock split effective July 10, 2026.

NOTE 14. INCOME TAXES

FDCTech, Inc. (the “U.S. Parent”) is a standalone U.S. domestic C-corporation and files its U.S. federal and California state income tax returns separately. The Company’s operating subsidiaries — Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (Malta), Alchemy Prime Limited (United Kingdom), AD Advisory Services Pty Ltd. (Australia), Alchemy International Ltd. (Seychelles) and T.I.C.G. Integrated Solutions Ltd. (Cyprus) — are separate legal entities that file and pay income tax in their own jurisdictions. The U.S. Parent does not include foreign subsidiary earnings in its U.S. returns, and the undistributed earnings of the foreign subsidiaries continue to be regarded as indefinitely reinvested outside the United States; accordingly, no deferred U.S. federal income tax liability has been recognized in respect of those earnings. The Company accounts for income taxes under ASC 740, Income Taxes, using the asset and liability method, and for interim periods applies the estimated annual effective tax rate to ordinary income in accordance with ASC 740-270.

No provision for income taxes was recorded for the three or nine months ended September 30, 2026, or 2025. The U.S. Parent has a history of standalone pre-tax losses and, as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, carries a full valuation allowance against its net deferred tax assets, together with an accumulated U.S. federal net operating loss carryforward of approximately $1,842,001 at December 31, 2025. Federal net operating losses arising after December 31, 2017, carry forward indefinitely but may offset no more than 80% of taxable income in any year. Management has reassessed the valuation allowance at September 30, 2026, and concluded that a full allowance remains appropriate.

The Company’s operating subsidiaries are separate taxpayers in Malta, the United Kingdom, Australia, Seychelles, Cyprus and the Cayman Islands. As of the date of this Report, the Company had not received complete current and deferred income tax information, computed under local law, from all of its foreign subsidiaries, nor confirmatory advice from local tax advisers regarding the treatment of intercompany balances settled during the quarter and the availability of local loss relief. Based on information presently available, management estimates that the consolidated provision for income taxes for the nine months ended September 30, 2026, once determined, will be in the range of approximately $83,000 to $177,000, reflecting current income tax arising principally at the Company’s Maltese subsidiary and an estimated charge at its Cypriot subsidiary, partially offset by the reversal of deferred tax liabilities at the foreign subsidiaries. Management does not presently expect the amount to be material to the Company’s consolidated financial position. In addition, the Company is assessing, with the assistance of its U.S. tax advisers, whether the earnings of its non-U.S. subsidiaries give rise to a current inclusion in the taxable income of FDCTech, Inc. under the U.S. controlled foreign corporation rules. That assessment is not complete, and the Company is unable at this time to estimate the amount of any such inclusion or the related tax, if any. Any amount ultimately determined in respect of the matters described above could differ materially from the estimate above and will be recorded in the period in which it is determined.

The consolidated balance sheet includes tax and other receivables of $492,087 at September 30, 2026 (December 31, 2025: $190,346), which include amounts recoverable by Crestmark Trading Ltd. from the Maltese tax authorities and deposits of $408,586 paid in connection with the proposed acquisitions of Larstal Limited and The Millionaire’s Club Ltd described in Note 1. Malta levies corporate income tax at a standard rate of 35%, subject to a shareholder refund mechanism that generally reduces the effective rate on distributed trading income to approximately 5%; the receivable represents amounts recoverable under that mechanism. The Company also recognized current income tax payable of $128,031 at September 30, 2026 (December 31, 2025: $nil), arising at Crestmark Trading Ltd., and deferred tax liabilities of $156,525 (December 31, 2025: $377,975), which relate to temporary differences arising at the foreign subsidiaries, principally Crestmark Trading Ltd., and are measured using the enacted tax rates of the relevant jurisdictions.

The Company is subject to examination by the U.S. Internal Revenue Service, the California Franchise Tax Board, and the tax authorities of Malta, the United Kingdom, Australia, Seychelles and Cyprus. No income tax examinations were in progress at September 30, 2026, and no change in the Company’s assessment of uncertain tax positions arose during the nine months ended September 30, 2026.

NOTE 15. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and, other than as described below, has identified no events requiring recognition or disclosure.

Effectiveness of Registration Statement on Form S-1

On October 1, 2026, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (File No. 333-298944), as amended. The registration statement does not relate to any underwritten offering by the Company, and no proceeds were received by the Company upon effectiveness.

Definitive Agreements for the Acquisition of Larstal Limited and Larstal Denmark ApS

On October 6, 2026, the Company entered into two related share purchase agreements to acquire all of the issued share capital of Larstal Limited, a United Kingdom company authorized by the Financial Conduct Authority (“FCA”) as an electronic money institution, and Larstal Denmark ApS, a Danish company authorized by the Danish Financial Supervisory Authority (“DFSA”) as an electronic money institution (together, the “Larstal Companies”), from their respective sellers, with AstroPay Global Holdings as guarantor. The base purchase price under each agreement is $1,175,000, for an aggregate base price of $2,350,000, payable as follows under each agreement: (i) a deposit of $117,500 paid under the August 3, 2026, term sheet and released to the seller upon execution; (ii) $117,500 upon submission of the change-in-control application to the FCA or the DFSA, as applicable; (iii) interim payments of $60,000 on the 15th day of each month from execution until completion; and (iv) the balance at completion. At completion, the Company will also pay an amount equal to each target company’s regulatory own-funds requirement, and the purchase price is subject to a customary completion-accounts adjustment. Deposits, execution payments and interim payments are non-refundable once paid, including if the regulators refuse to approve the change in control, except in the case of fraud by the seller. Completion of each agreement is conditioned on, among other things, approval of the change in control by the FCA or the DFSA, as applicable, which the Company was required to apply for within 14 days after execution, and either party may terminate if completion has not occurred within 12 months after October 6, 2026, subject to automatic extension while the regulatory applications remain under consideration. The Company has not completed either acquisition and, upon completion, expects to account for the transactions in accordance with ASC 805.

In connection with the FCA’s assessment of the change-in-control application, the Company has disclosed that its subsidiary Alchemy Prime Limited (“APL”) has, at the FCA’s invitation, accepted a voluntary requirement on its Part 4A permission under the U.K. Financial Services and Markets Act 2000, and that a skilled person review of APL under section 166 of that Act, which began on October 24, 2025, remains ongoing. The Company cannot predict the outcome of the skilled person review or its effect, if any, on the outcome or timing of the FCA’s assessment.

Directors’ and Officers’ Liability Insurance

Under the side letters described in Note 1, the Company was required to bind conforming directors’ and officers’ liability insurance by October 18, 2026. The Company has engaged an insurance broker to procure the required coverage, which had not been bound as of October 18, 2026, or as of the date of this Report. Neither director designee has exercised his or her right to terminate his or her Board of Directors Agreement as a result, and both conditional appointments remain in effect. There can be no assurance that the Company will obtain the required coverage on acceptable terms, or that a director designee will not subsequently elect to terminate his or her agreement.

Issuance of Common Stock for Services

On November 3, 2026, the Board of Directors approved, and the Company subsequently issued, 25,000 restricted shares of Common Stock to a director of the Company’s subsidiary Alchemy International Ltd. (“AIL”) as compensation for services rendered to AIL in connection with the oversight of its dealing desk and brokerage operations. The shares were fully vested upon issuance and were not issued under any equity incentive plan of the Company. The Company valued the shares at $103,750, or $4.15 per share, based on the closing price of the Common Stock on the grant date, and will recognize the related stock-based compensation expense in full during the three months ending December 31, 2026. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and are restricted securities. Following the issuance, the Company had 125,348,068 shares of Common Stock issued and outstanding.

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

Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (AML) – A Malta-based investment firm regulated by the Malta Financial Services Authority (MFSA), offering trading services across multiple asset classes in various European markets.

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

XOALA (formerly Xoala Asia) (XOA) – A Mauritian-based payment provider regulated by the Financial Services Commission of Mauritius (the “FSC”) to operate as a payment intermediary in Mauritius.

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

Our Business Segments

We operate through four complementary business segments:

Margin Brokerage: Through Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (Malta, MFSA-regulated), Alchemy Prime Limited (UK, FCA-regulated), and Alchemy International Ltd. (Seychelles, FSA-regulated), we provide multi-asset trading services in forex, CFDs, equities, commodities, and digital assets to retail and institutional clients globally.

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

Payment Intermediary Services: Through XOALA (formerly Xoala Asia) (Mauritius, FSC-licensed), we are developing a payment gateway, merchant acquiring, and cross-border payment capabilities to complement our brokerage and wealth management operations. This segment is in the early stages of development.

During the three months ended September 30, 2026, the Company generated total revenue of $3,671,775, a decrease of $2,200,597 (37.5%) from total revenue of $5,872,372 for the three months ended September 30, 2025. During the nine months ended September 30, 2026, the Company generated total revenue of $35,924,742, an increase of $18,655,631 (108.0%) over total revenue of $17,269,111 for the nine months ended September 30, 2025.

The substantial growth in nine-month revenue was driven primarily by the contribution of Alchemy International Ltd. (“AIL”) following the change of control approved by the Seychelles Financial Services Authority on October 29, 2025, and the closing of the acquisition on November 11, 2025, which generated significant brokerage revenue during the first half of 2026. Brokerage revenue declined sharply during the three months ended September 30, 2026, reflecting lower client trading volumes and market-making results at AIL and the Company’s other brokerage subsidiaries, and the Company recorded a gross loss for the quarter as brokerage cost of sales, including liquidity-provider, rebate, and trading-related costs, exceeded brokerage revenue.

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

The contribution from AIL during the nine months ended September 30, 2026 (compared with no contribution during the nine months ended September 30, 2025) accounted for the substantial majority of the year-over-year increase in the Margin Brokerage segment. The Technology and Software Development segment also contributed to the nine-month increase, while the Wealth Management segment was substantially flat compared with the prior-year periods. For the three months ended September 30, 2026, the Company reported a net loss, reflecting the decline in brokerage revenue, higher brokerage cost of sales, and an increase in general and administrative expenses, which included $915,000 of stock-based consulting expense and a $186,975 provision for doubtful accounts.

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

Financial Condition as of September 30, 2026

As of September 30, 2026, the Company had total assets of $53,220,167, compared to $64,051,886 as of December 31, 2025, representing a decrease of $10,831,719, or approximately 16.9%. Total assets at September 30, 2026, were comprised primarily of cash and cash equivalents of $21,415,387 and restricted cash (client funds, segregated) of $11,729,042, related party receivables of $6,492,563, accrued income of $5,010,848, acquired intangible assets (net) of $4,457,595, capitalized software (net) of $1,760,022, right-of-use lease assets of $673,254, prepaid expenses (current and non-current) of $535,203, tax and other receivables of $581,073, accounts receivable (net of allowance for doubtful accounts) of $264,372, property and equipment (net) of $175,755, and other assets aggregating $125,053.

The $10,831,719 decrease in total assets during the nine months ended September 30, 2026, was primarily attributable to: (i) a decrease in related party receivables of $33,597,488, as further described in Note 5, principally reflecting the June 30, 2026, set-off and assignment arrangements with Alchemy DMCC and Alchemy Capital Markets and collections during the third quarter; and (ii) a decrease in the fair value of trading positions for the firm of $1,094,705, reflecting the closing-out and transfer of certain trading positions in the ordinary course; partially offset by (iii) an increase in cash, cash equivalents, and restricted cash of $15,474,680, including an increase in segregated client funds held by the Company’s regulated brokerage subsidiaries of $5,915,154; (iv) an increase in accrued income of $4,730,959, principally rebates receivable at AIL and Crestmark; (v) an increase in acquired intangible assets of $3,131,533, principally reflecting the reclassification of a $3,165,290 receivable from Iconic Advisors and Consulting Limited to acquired intangible assets under the IP Purchase Agreement described in Note 5; (vi) an increase in capitalized software (net) of $279,776; and (vii) an increase in tax and other receivables of $390,727, including deposits of $408,586 paid in connection with the proposed acquisitions of Larstal Limited and The Millionaire’s Club Ltd.

Total Liabilities

As of September 30, 2026, the Company had total liabilities of $18,935,187, compared to $41,360,598 as of December 31, 2025, representing a decrease of $22,425,411, or approximately 54.2%. Total liabilities at September 30, 2026, were comprised primarily of client funds payable of $11,729,042, related party advances payable of $1,939,946, other current liabilities of $1,697,778, accrued expenses to related parties of $1,040,112, accounts payable of $537,528, operating lease liabilities (current and non-current) of $390,406, promissory notes (net of unamortized discount) of $425,545, business acquisition loan of $350,000, line of credit of $245,617, deferred tax liabilities of $156,525, income tax payable of $128,031, financial liabilities at fair value through profit and loss of $85,856, and the SBA loan and accrued non-current interest aggregating $208,801.

The $22,425,411 net decrease in total liabilities during the nine months ended September 30, 2026, was primarily attributable to: (i) a decrease in related party advances payable of $27,257,524, principally reflecting the settlement of AIL’s net advances payable to Alchemy DMCC through non-cash set-off and assignment arrangements on June 30, 2026, as further described in Note 5; (ii) a decrease in the business acquisition loan of $2,000,000, reflecting the settlement of the seller financing obligation to Sync Capital Limited by set-off against the stock subscription receivable; (iii) a decrease in other current liabilities of $435,215; (iv) a decrease in deferred tax liabilities of $221,450; and (v) a decrease in operating lease liabilities (current and non-current) of $139,941; partially offset by (vi) an increase in client funds payable of $5,915,154, reflecting growth in customer deposits held by the Company’s regulated brokerage subsidiaries; (vii) an increase in accrued expenses to related parties of $507,825, primarily representing accrued executive compensation; (viii) the issuance of the Vanquish promissory notes with a net carrying amount of $425,545; (ix) an increase in accounts payable and line of credit of $505,581 in the aggregate; and (x) the recognition of income tax payable of $128,031, financial liabilities at fair value through profit and loss of $85,856, and additional accrued interest of $67,106.

Stockholders’ Equity and Working Capital

As of September 30, 2026, total stockholders’ equity attributable to FDCTech, Inc. stockholders was $34,277,475, compared to $22,657,965 as of December 31, 2025, representing an increase of $11,619,510, or approximately 51.3%. Total stockholders’ equity, including noncontrolling interests, was $34,284,980 as of September 30, 2026, compared to $22,691,288 as of December 31, 2025. The components of stockholders’ equity as of September 30, 2026, consisted of Series A preferred stock and common stock at par value of $450 and $12,532, respectively, additional paid-in capital of $22,532,234, accumulated other comprehensive income of $73,872, accumulated surplus of $11,658,387, and noncontrolling interest of $7,505. The subscription receivable of $(8,000,000) and the Series B preferred stock and related additional paid-in capital of $3,344,300 outstanding at December 31, 2025, were eliminated during the third quarter upon the settlement of the subscription receivable and the conversion of the Series B Convertible Preferred Stock, respectively.

The $11,619,510 increase in stockholders’ equity attributable to FDCTech, Inc. stockholders during the nine months ended September 30, 2026, was primarily attributable to: (i) net income attributable to FDCTech, Inc. shareholders of $8,256,902 for the period; (ii) the settlement of the $8,000,000 stock subscription receivable due from Mr. Gope S. Kundnani, as described in Note 9; and (iii) the issuance of 2,500,000 shares of common stock for consulting services valued at $915,000; partially offset by (iv) a net decrease in additional paid-in capital of $5,330,005 arising from transactions between entities under common control accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control; and (v) a decrease in accumulated other comprehensive income of $222,385. The conversion of all 2,371,844 shares of Series B Convertible Preferred Stock into 118,592,200 shares of common stock on July 13, 2026, was a reclassification within stockholders’ equity and had no effect on total stockholders’ equity.

Working capital, defined as total current assets less total current liabilities, was $21,949,185 as of September 30, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $4,117,775, or approximately 23.1%. The increase in working capital reflects the combined effect of the increase in cash and cash equivalents and the settlement of the December 31, 2025, related party advances payable and seller financing balances described above, partially offset by the decrease in related party receivables, the increase in client funds payable (which is matched by segregated client funds presented as restricted cash), and the issuance of the Vanquish promissory notes during the period. The Company’s working capital position, together with cash generated from operations, is expected to support the Company’s ongoing operations and growth initiatives for at least the next twelve months.

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

During the nine months ended September 30, 2026, the Company recorded a net decrease to additional paid-in capital of $5,330,005 in connection with transactions between entities under common control, comprising a net increase of $2,295,047 during the six months ended June 30, 2026 (principally relating to the finalization of the consolidation entries for the acquisition of AIL, completed on November 11, 2025, and the acquisition of AML Cayman) and a net decrease of $7,625,052 during the three months ended September 30, 2026. The third-quarter decrease principally reflects the attribution of capital contributed by the Company’s principal shareholder directly to the Company’s subsidiaries in settlement of the stock subscription receivable, the deemed distribution to the principal shareholder arising from the AML Cayman common-control combination, and the allocation of excess consideration on the consolidation of ADS to acquired intangible assets. These adjustments reflect differences between the consideration transferred and the historical carrying values of the net assets of the entities under common control. No new shares of the Company’s common stock or preferred stock were issued in connection with these adjustments, and the adjustments had no effect on the Company’s results of operations or cash flows.

The Company’s acquisition of AD Advisory Services Pty Ltd. (“ADS”), an Australia-incorporated subsidiary, in which the Company acquired a 51% controlling interest, was not a transaction between entities under common control. The ADS acquisition was effected at arm’s length with an unrelated counterparty and was accounted for as a business combination under ASC 805-10, Business Combinations, using the acquisition method. Accordingly, the assets and liabilities of ADS were recognized at their estimated fair values as of the acquisition date, and acquired intangible assets, including goodwill (carrying value of $1,280,522 at September 30, 2026), were recognized in connection with the ADS acquisition, representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The noncontrolling interest in ADS was measured at the proportionate share of the fair value of the identifiable net assets at the acquisition date. No adjustment to additional paid-in capital was recognized in connection with the ADS acquisition.

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

Total liabilities at December 31, 2025, were $41,360,598, comprised primarily of related party advances payable of $29,197,470 (of which $27,257,524 was settled during the three and nine months ended September 30, 2026 — see Note 5 to the unaudited condensed consolidated financial statements); accounts payable, accrued expenses, and other current liabilities; the SBA loan; the business acquisition loan; and lease and other obligations.

Total stockholders’ equity at December 31, 2025, was $22,691,288, including an accumulated surplus of $3,401,487. Working capital at December 31, 2025, was $17,831,410.

RESULTS OF OPERATIONS

three and nine months ended September 30, 2026, compared with three and nine months ended September 30, 2025

The following table sets forth, for the periods indicated, the principal components of the Company’s consolidated results of operations and the change between the comparative periods (dollar amounts in U.S. dollars):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues:
Technology & software	$925,656	1,361,636	(435,980)	(32.0)%
Wealth management	1,759,384	1,788,079	(28,695)	(1.6)%
Brokerage	986,735	2,722,657	(1,735,922)	(63.8)%
Total revenue	$3,671,775	5,872,372	(2,200,597)	(37.5)%
Cost of sales:
Technology & software	-	-	-	-
Wealth management	1,582,285	1,576,991	5,294	0.3%
Brokerage	4,474,097	60,237	4,413,860	7327.5%
Total cost of sales	$6,056,382	1,637,228	4,419,154	269.9%
Gross profit	$(2,384,607)	4,235,144	(6,619,751)	(156.3)%
Operating expenses:
General and administrative	3,955,799	3,234,153	721,646	22.3%
Sales and marketing	102,376	317,379	(215,003)	(67.7)%
Depreciation	19,920	44,992	(25,072)	(55.7)%
Total operating expenses	$4,078,095	3,596,524	481,571	13.4%
Operating income	$(6,462,702)	638,620	(7,101,322)	(1112.0)%
Total other income (expense), net	163,027	96,632	66,395	68.7%
Income before provision for income taxes	(6,299,675)	735,252	(7,034,927)	(956.8)%
Provision for income taxes	-	-	-	-
Net income	$(6,299,675)	735,252	(7,034,927)	(956.8)%
Less: Net income attributable to noncontrolling interest	21,620	79,765	(58,145)	(72.9)%
Net income attributable to FDCTech, Inc.	$(6,321,295)	655,487	(6,976,782)	(1064.3)%
Nine Months Ended September 30,
	2026	2025	$	%
Revenues:
Technology & software	3,524,259	3,353,598	170,661	5.1%
Wealth management	5,139,340	4,976,601	162,739	3.3%
Brokerage	27,261,143	8,938,912	18,322,231	205.0%
Total revenue	35,924,742	17,269,111	18,655,631	108.0%
Cost of sales:
Technology & software	115,610	-	115,610	n/a
Wealth management	4,672,338	4,410,589	261,749	5.9%
Brokerage	10,016,018	3,458,121	6,557,897	189.6%
Total cost of sales	14,803,966	7,868,710	6,935,256	88.1%
Gross profit	21,120,776	9,400,401	11,720,375	124.7%
Operating expenses:
General and administrative	12,507,681	7,505,861	5,001,820	66.6%
Sales and marketing	720,763	887,520	(166,757)	(18.8)%
Depreciation	112,258	127,100	(14,842)	(11.7)%
Total operating expenses	13,340,702	8,520,481	4,820,221	56.6%
Operating income	7,780,074	879,920	6,900,154	784.2%
Total other income (expense), net	469,763	(256,002)	725,765	283.5%
Income before provision for income taxes	8,249,837	623,918	7,625,919	1222.3%
Provision for income taxes	-	-	-	-
Net income	8,249,837	623,918	7,625,919	1222.3%
Less: Net income attributable to noncontrolling interest	(7,065)	113,542	(120,607)	(106.2)%
Net income attributable to FDCTech, Inc.	8,256,902	510,376	7,746,526	1517.8%

Revenue

Total revenue decreased to $3,671,775 for the three months ended September 30, 2026, compared to $5,872,372 for the three months ended September 30, 2025, a decrease of $2,200,597, or approximately 37.5%. For the nine months ended September 30, 2026, total revenue was $35,924,742, compared to $17,269,111 for the nine months ended September 30, 2025, an increase of $18,655,631, or approximately 108.0%. The nine-month growth was driven primarily by the Margin Brokerage segment, which contributed $27,261,143 of total revenue for the nine months ended September 30, 2026, compared to $8,938,912 for the comparable prior-year period, representing an increase of $18,322,231, or approximately 205.0%, reflecting the contribution of Alchemy International Ltd. (“AIL”) following the closing of the AIL acquisition on November 11, 2025 (with the change of control approved by the Seychelles Financial Services Authority on October 29, 2025), together with the continuing operations of the Company’s other regulated brokerage subsidiaries, Crestmark Trading Ltd. (formerly Alchemy Markets Ltd.) (“AML”) in Malta and Alchemy Prime Ltd. (“APL”) in the United Kingdom. For the three months ended September 30, 2026, however, Margin Brokerage revenue declined to $986,735, compared to $2,722,657 for the comparable prior-year period, a decrease of $1,735,922, or approximately 63.8%, reflecting substantially lower client trading volumes and adverse market-making results across the Company’s brokerage subsidiaries during the quarter.

Technology and software revenue was $925,656 for the three months ended September 30, 2026, compared to $1,361,636 for the comparable prior-year period, representing a decrease of $435,980, or approximately 32.0%, and $3,524,259 for the nine months ended September 30, 2026, compared to $3,353,598 for the comparable prior-year period, representing an increase of $170,661, or approximately 5.1%, with the nine-month increase reflecting the expansion of the Company’s technology and platform services to its expanded broker-dealer client base. Technology and software revenue excludes technology and service fees of $214,506 and $648,567 charged by the Company to its subsidiary Crestmark Trading Ltd. for the three and nine months ended September 30, 2026, respectively, which have been eliminated in consolidation against the corresponding brokerage cost of sales. Wealth Management revenue was $1,759,384 for the three months ended September 30, 2026, compared to $1,788,079 for the comparable prior-year period, representing a decrease of $28,695, or approximately 1.6%, and $5,139,340 for the nine months ended September 30, 2026, compared to $4,976,601 for the comparable prior-year period, representing an increase of $162,739, or approximately 3.3%.

Cost of Sales and Gross Profit

Cost of sales was $6,056,382 for the three months ended September 30, 2026, compared to $1,637,228 for the three months ended September 30, 2025, an increase of $4,419,154, or approximately 269.9%. For the nine months ended September 30, 2026, cost of sales was $14,803,966, compared to $7,868,710 for the nine months ended September 30, 2025, an increase of $6,935,256, or approximately 88.1%. The increase in cost of sales principally reflects higher brokerage cost of sales, including liquidity-provider, rebate, payment-processing, and clearing costs, which was $4,474,097 for the three months ended September 30, 2026 (compared to $60,237 for the comparable prior-year period) and $10,016,018 for the nine months ended September 30, 2026 (compared to $3,458,121). Brokerage cost of sales is presented net of intercompany technology and service fees charged by the Company to Crestmark Trading Ltd. of $214,506 and $648,567 for the three and nine months ended September 30, 2026, respectively, which have been eliminated in consolidation. Brokerage cost of sales for the three months ended September 30, 2026, exceeded brokerage revenue for the quarter, reflecting rebate and liquidity-provider costs incurred on client trading volumes that were not matched by corresponding trading revenue during the period. Wealth Management cost of sales was $1,582,285 and $4,672,338 for the three and nine months ended September 30, 2026, respectively, compared to $1,576,991 and $4,410,589 for the comparable prior-year periods, consistent with the segment’s revenue trend.

Gross profit (loss) was $(2,384,607) for the three months ended September 30, 2026, compared to gross profit of $4,235,144 for the three months ended September 30, 2025, a decrease of $6,619,751. For the nine months ended September 30, 2026, gross profit was $21,120,776, compared to $9,400,401 for the nine months ended September 30, 2025, an increase of $11,720,375, or approximately 124.7%. Consolidated gross margin was approximately (64.9)% and 72.1% for the three months ended September 30, 2026, and 2025, respectively, and approximately 58.8% and 54.4% for the nine months ended September 30, 2026, and 2025, respectively. The nine-month improvement principally reflects the change in revenue mix toward the Margin Brokerage segment during the first half of 2026, while the third-quarter gross loss reflects the decline in brokerage revenue relative to brokerage cost of sales described above.

Operating Expenses

Total operating expenses were $4,078,095 for the three months ended September 30, 2026, compared to $3,596,524 for the three months ended September 30, 2025, an increase of $481,571, or approximately 13.4%. For the nine months ended September 30, 2026, total operating expenses were $13,340,702, compared to $8,520,481 for the nine months ended September 30, 2025, an increase of $4,820,221, or approximately 56.6%. For the three months ended September 30, 2026, the increase reflects higher general and administrative expense of $3,955,799 (compared to $3,234,153, an increase of $721,646, or approximately 22.3%), partially offset by lower sales and marketing expense of $102,376 (compared to $317,379, a decrease of $215,003, or approximately 67.7%) and lower depreciation expense of $19,920 (compared to $44,992, a decrease of $25,072, or approximately 55.7%). For the nine months ended September 30, 2026, general and administrative expense was $12,507,681 (compared to $7,505,861, an increase of $5,001,820, or approximately 66.6%), sales and marketing expense was $720,763 (compared to $887,520, a decrease of $166,757, or approximately 18.8%), and depreciation expense was $112,258 (compared to $127,100, a decrease of $14,842, or approximately 11.7%).

The increase in general and administrative expense principally reflects additional compliance, audit, legal, and personnel-related expenses to support the Company’s expanded operating footprint following the AIL acquisition, professional fees and other costs incurred in connection with the Company’s contemplated listing of its common stock on a national securities exchange and the related proposed public offering, and, for the three months ended September 30, 2026, $915,000 of stock-based consulting expense relating to 2,500,000 shares of common stock issued to consultants in August 2026 and a $186,975 provision for doubtful accounts. The decrease in sales and marketing expense reflects a shift toward lower-cost digital channels and reduced tradeshow and travel activity, as further described in Note 2.

Operating Income

Operating loss was $(6,462,702) for the three months ended September 30, 2026, compared to operating income of $638,620 for the three months ended September 30, 2025, a decrease of $7,101,322. For the nine months ended September 30, 2026, operating income was $7,780,074, compared to operating income of $879,920 for the nine months ended September 30, 2025, representing an increase of $6,900,154. The nine-month increase in operating income reflects the increase in gross profit described above, partially offset by the increase in total operating expenses, while the third-quarter operating loss reflects the gross loss for the quarter together with higher general and administrative expenses.

Other Income (Expense), Net

Total other income (expense), net, was net other income of $163,027 for the three months ended September 30, 2026, compared to net other income of $96,632 for the three months ended September 30, 2025, an increase of $66,395. For the nine months ended September 30, 2026, total other income (expense), net, was net other income of $469,763, compared to net other expense of $(256,002) for the nine months ended September 30, 2025, an improvement of $725,765. For the three months ended September 30, 2026, total other income (expense), net, consisted of other interest income (expense) of $64,353 (compared to $(172,107) for the comparable prior-year period), which is net of $19,200 of debt discount amortization on the Vanquish promissory notes, and other income of $98,674 (compared to $268,739 for the comparable prior-year period). For the nine months ended September 30, 2026, it consisted of other interest income (expense) of $269,649 (compared to $(156,638)) and other income (expense) of $200,114 (compared to $(99,364)). The change principally reflects foreign exchange gains and losses on transactions denominated in currencies other than the functional currency of the applicable subsidiary, interest income on operating cash balances, and other miscellaneous items.

Net Income and Earnings per Share

Net loss was $(6,299,675) for the three months ended September 30, 2026, compared to net income of $735,252 for the three months ended September 30, 2025, a decrease of $7,034,927. For the nine months ended September 30, 2026, net income was $8,249,837, compared to net income of $623,918 for the nine months ended September 30, 2025, an increase of $7,625,919. No provision for income taxes was recorded for any period presented; as described in Note 14, the Company had not received complete income tax information from its foreign subsidiaries as of the date of this Report. Investors should not regard the absence of a recorded tax provision as an indication that the Company’s foreign operations bear no income tax. Net loss attributable to FDCTech, Inc. stockholders was $(6,321,295) for the three months ended September 30, 2026 ($(0.06) per share, basic and diluted), compared to net income attributable to FDCTech, Inc. stockholders of $655,487 for the three months ended September 30, 2025 ($0.15 per share, basic and diluted), and net income attributable to FDCTech, Inc. stockholders was $8,256,902 for the nine months ended September 30, 2026 ($0.21 per share basic and $0.07 per share diluted), compared to $510,376 for the nine months ended September 30, 2025 ($0.12 per share, basic and diluted).

Weighted average shares outstanding were 106,978,518 and 38,856,450 for the three and nine months ended September 30, 2026, respectively, compared to 4,230,868 for each of the comparable prior-year periods, reflecting the conversion of all 2,371,844 shares of Series B Convertible Preferred Stock into 118,592,200 shares of Common Stock on July 13, 2026, and the issuance of 2,500,000 shares for consulting services in August 2026. Diluted per-share amounts for the nine months ended September 30, 2026, reflect the assumed conversion of the Series B Convertible Preferred Stock for the portion of the period prior to its conversion; for the three months ended September 30, 2026, potentially dilutive shares were antidilutive because of the net loss. All share and per-share amounts give effect to the 1-for-100 reverse stock split effective July 10, 2026, as described in Note 1 and Note 13.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Overview

As of September 30, 2026, the Company had cash, cash equivalents, and restricted cash of $33,144,429 (including segregated client funds of $11,729,042), compared to $17,669,749 as of December 31, 2025, representing an increase of $15,474,680, or approximately 87.6%. Working capital, defined as total current assets less total current liabilities, was $21,949,185 as of September 30, 2026, compared to $17,831,410 as of December 31, 2025, representing an increase of $4,117,775, or approximately 23.1%. The increase in working capital principally reflects the settlement of $27,257,524 of related party advances payable and the $2,000,000 seller financing obligation during the nine months ended September 30, 2026, together with the increase in cash and cash equivalents, partially offset by the decrease in related party receivables and the issuance of the Vanquish promissory notes.

Cash Flows from Operating Activities

Net cash used in operating activities was $(12,166,360) for the nine months ended September 30, 2026, compared to net cash used in operating activities of $(3,515,873) for the nine months ended September 30, 2025. Net cash used in operating activities for the nine months ended September 30, 2026, principally reflects (i) net income of $8,249,837 for the nine months ended September 30, 2026 (compared to $623,918 for the comparable prior-year period), adjusted for non-cash items including $915,000 of stock-based consulting expense, a $186,975 provision for doubtful accounts, depreciation of $112,258, and $19,200 of debt discount amortization; (ii) an increase in related party receivables of $(23,803,179), presented excluding the non-cash settlement arrangements described in Note 5; (iii) an increase in accrued income of $(4,730,959), principally rebates receivable at AIL and Crestmark; and (iv) a decrease in other current liabilities of $(435,215); partially offset by (v) an increase in client funds payable of $5,915,154, reflecting growth in customer deposits held by the Company’s regulated brokerage subsidiaries; (vi) a decrease in the fair value of trading positions for the firm, net of financial liabilities at fair value, of $1,180,561, reflecting the closing-out of certain trading positions in the ordinary course; (vii) an increase in accrued expenses to related parties of $507,825; and (viii) an increase in accounts payable of $371,316.

Cash Flows from Investing Activities

Net cash used in investing activities was $(368,554) for the nine months ended September 30, 2026, compared to net cash used in investing activities of $(359,968) for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026, principally consisted of (i) capitalized software development costs, net, of $367,154 and (ii) purchases of fixed assets of $1,577, partially offset by (iii) $177 of net investment activity in private entities. The non-cash reclassification of a $3,165,290 receivable from Iconic Advisors and Consulting Limited to acquired intangible assets under the IP Purchase Agreement described in Note 5, and the deposits paid in connection with the proposed acquisitions of Larstal Limited and The Millionaire’s Club Ltd did not involve investing cash flows in the period and are disclosed as non-cash activities or within changes in operating assets, as applicable. The comparable prior-year period reflects capitalized software development costs of $224,177 and purchases of fixed assets of $135,791.

Cash Flows from Financing Activities

Net cash provided by financing activities was $33,508,404 for the nine months ended September 30, 2026, compared to net cash used in financing activities of $(3,938,513) for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2026, principally consisted of (i) $32,839,241 of net related party advances received, presented excluding the non-cash settlement arrangements described in Note 5; (ii) $475,000 of net proceeds from the Vanquish promissory notes described in Note 7; (iii) $66,277 of stock subscription receivable collected in cash and capital contributions, net of common-control adjustments to additional paid-in capital, comprising $2,339,524 of cash collected in settlement of the stock subscription receivable less $2,273,247 of net common-control adjustments; and (iv) net draws of $134,265 on the Company’s lines of credit, partially offset by (v) net repayments of $6,379 on the Company’s SBA and PPP loans. The remaining $5,660,476 of the stock subscription receivable was settled by non-cash set-off, as described in Note 9.

Net Change in Cash

The Company’s cash, cash equivalents, and restricted cash increased by $15,474,680 during the nine months ended September 30, 2026, comprising net cash used in operating activities of $(12,166,360), net cash used in investing activities of $(368,554), net cash provided by financing activities of $33,508,404, the effect of exchange rate changes on cash of $(222,387), a $(18,753) change in the noncontrolling interest share of subsidiary net assets, and the $(5,257,670) non-cash assignment of the Company’s liquidity-provider balance previously included within cash and cash equivalents. Cash, cash equivalents, and restricted cash were $33,144,429 as of September 30, 2026, compared to $17,669,749 as of December 31, 2025.

Long-Term Obligations and Capital Adequacy

As of September 30, 2026, the Company’s principal long-term contractual obligations consisted of (i) the SBA loan in the non-current principal amount of $99,299, which bears interest at a rate of 3.75% per annum and is scheduled to mature thirty (30) years from the date of the underlying promissory note; (ii) the Business acquisition loan of $350,000, comprising the withheld portion of the purchase consideration owed to the former shareholders of Alchemy Markets Ltd. (which is currently the subject of litigation as further described in Note 7); (iii) the Vanquish promissory notes with an aggregate principal amount of $572,130 (carrying amount of $425,545, net of unamortized discount), which are payable in installments through June 30, 2027, as described in Note 7; (iv) operating lease liabilities (current and non-current) of $390,406 in the aggregate, principally relating to the Company’s office facilities, including the ATECH sublease renewed through October 31, 2028 (see Note 8); and (v) deferred tax liabilities of $156,525 and accrued non-current interest of $109,502. The $2,000,000 seller financing obligation to Sync Capital Limited outstanding at December 31, 2025, was settled during the three months ended September 30, 2026, by set-off against the stock subscription receivable, as described in Notes 7 and 9.

Management believes that the Company’s existing cash and cash equivalents, anticipated cash flows generated from operations, and available borrowings under its existing credit lines will be sufficient to fund the Company’s operations and meet its known contractual obligations and capital commitments for at least the twelve (12) months following the date of this Report. The Company may, from time to time, raise additional capital through private or public offerings of equity or debt securities, or through additional credit facilities, to support its strategic growth initiatives, including in connection with the Company’s application, submitted in September 2026, to list its common stock on The Nasdaq Stock Market and any related underwritten public offering. The listing application remains under review, and there can be no assurance that it will be approved, that any offering will be completed, or that additional capital, if needed, will be available on terms acceptable to the Company or at all.

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

As of September 30, 2026, the Company had cash, cash equivalents, and restricted cash of $33,144,429, working capital of $21,949,185, total stockholders’ equity of $34,284,980, and an accumulated surplus of $11,658,387, compared to cash, cash equivalents, and restricted cash of $17,669,749, working capital of $17,831,410, total stockholders’ equity of $22,691,288, and an accumulated surplus of $3,401,487 as of December 31, 2025. During the nine months ended September 30, 2026, the Company generated revenues of $35,924,742 (compared to $17,269,111 for the nine months ended September 30, 2025), net income of $8,249,837 (of which $8,256,902 was attributable to the stockholders of FDCTech, Inc. and $(7,065) was attributable to noncontrolling interests, compared to consolidated net income of $623,918 for the nine months ended September 30, 2025), and net cash used in operating activities of $(12,166,360) (compared to net cash used in operating activities of $(3,515,873) for the nine months ended September 30, 2025). The Company incurred a net loss of $(6,299,675) for the three months ended September 30, 2026.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. In making this assessment, management utilized the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Framework for Internal Control. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting errors or misstatements in our consolidated financial statements. Additionally, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2026, due to the material weakness in our internal controls, including inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2026, in connection with the remediation efforts described above, the Company implemented changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. These changes were directed principally at the Company’s operating subsidiaries and consisted of: (i) the designation of finance personnel at each of Alchemy Markets Ltd. (“AML”), Alchemy Prime Limited (“APL”) and Alchemy International Ltd. (“AIL”) with defined responsibility for the completeness and accuracy of the reporting package submitted to the parent for consolidation; (ii) implementation of a standardized monthly intercompany reconciliation and confirmation process under which each subsidiary agrees its intercompany and related party balances to the corresponding counterparty balance and identifies one-sided or unmatched items for resolution before the consolidation is prepared; (iii) introduction of a standardized subsidiary reporting template incorporating footing, cross-referencing and sign-convention checks over the statement of operations and supporting schedules; (iv) establishment of a preparer-and-reviewer approval hierarchy requiring sign-off at the subsidiary level and a second-level review at the parent level prior to submission for consolidation; and (v) enhanced segregation of duties over the recording and approval of intercompany transfers, related party advances and client money movements at the regulated subsidiaries. Management believes these changes strengthen the checks and balances applied at the subsidiary level; however, as described above, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that they are designed and operating effectively.

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

As of September 30, 2026, other than the $350,000 withheld purchase consideration accrued within Business acquisition loan in respect of the AML Litigation as described in Note 7, the Company has not recorded a loss accrual with respect to the matters described in Note 8, as Management has determined that any additional loss is not both probable and reasonably estimable as of that date. Management is unaware of any other material actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting the Company, its subsidiaries, or any of their respective assets, other than the matters described in Note 8 and other than ordinary routine litigation incidental to the business.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company issued the following unregistered equity securities: (i) on July 13, 2026, 118,592,200 shares of Common Stock to eight holders upon the conversion of all 2,371,844 outstanding shares of Series B Convertible Preferred Stock, as described in Item 5 below and in Note 9; and (ii) on August 27, 2026, and August 28, 2026, 1,500,000 and 1,000,000 restricted shares of Common Stock, respectively, to two consultants in consideration of consulting services valued at an aggregate of $915,000. In addition, on August 20, 2026, and September 15, 2026, the Company issued promissory notes to Vanquish Funding Group Inc. in the aggregate principal amounts of $329,940 and $242,190, respectively, which are convertible into Common Stock only upon an event of default, as described in Note 7. Subsequent to the end of the quarter, on November 3, 2026, the Company issued 25,000 restricted shares of Common Stock, valued at $103,750, or $4.15 per share, to a director of the Company’s subsidiary Alchemy International Ltd. as compensation for services rendered to that subsidiary, as described in Note 16. Each of these issuances was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder, and the securities are restricted securities. No underwriters were involved, and no commissions were paid. Other than as set forth above or previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2026, or through the date of this Report. For information regarding the Company’s prior unregistered issuances, refer to Item 5 (Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) and Item 13 (Certain Relationships and Related Transactions) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as most recently amended by Amendment No. 4 on Form 10-K/A filed with the SEC on July 1, 2026.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

Reverse Stock Split and Conversion of Series B Convertible Preferred Stock

On June 29, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, effecting a one-for-one hundred (1-for-100) reverse stock split of its issued and outstanding shares of Common Stock, with any resulting fractional share rounded up to the nearest whole share for each holder of record. Following announcement by the Financial Industry Regulatory Authority on its Daily List on July 9, 2026, the reverse stock split became effective, and the Company’s Common Stock began trading on a post-split basis at the open of business on July 10, 2026. All share and per-share amounts in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, in accordance with ASC 260-10-55-12 and SEC Staff Accounting Bulletin Topic 4C. See Note 1.

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

The shares of Common Stock issued upon conversion were issued to eight holders in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and are restricted securities. The conversion is described in Note 9 (Stockholders’ Equity) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. These matters were also reported in the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2026. On August 17, 2026, the Company also filed Certificates of Amendment to its Certificate of Incorporation and to the Certificates of Designation of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as described in Notes 1 and 9, and, effective September 9, 2026, relocated its principal executive offices to Limassol, Cyprus, as described in Note 1.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

FDCTECH, INC.

Date: November 13, 2026	/s/ Mitchell M. Eaglstein
Mitchell M. Eaglstein, President and CEO (Principal Executive Officer)

Date: November 13, 2026	/s/ Imran Firoz
Imran Firoz, CFO (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

